Form 10-Q
period 2018-06-30
EVO Payments, Inc.
filed 2018-08-10
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-38504

EVO Payments, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1304484
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Ten Glenlake Parkway South Tower, Suite 950 Atlanta, Georgia	30328
Address of Principal Executive Offices	Zip Code

(516) 479-9000

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Shares Outstanding as of July 31, 2018
Class A Common Stock, par value $0.0001 per share	17,295,239
Class B Common Stock, par value $0.0001 per share	35,913,538
Class C Common Stock, par value $0.0001 per share	2,560,955
Class D Common Stock, par value $0.0001 per share	24,305,155

EVO PAYMENTS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. The following are examples of forward-looking statements contained in this quarterly report on Form 10-Q:  None of the forward-looking statements in this quarterly report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (2) the impact of substantial and increasingly intense competition worldwide in the financial services and payment technology industries on our overall business and operations; (3) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain, on our business; (4) the effects of global economic, political and other conditions on trends in consumer, business and government spending, and the corresponding impact on the demand for our services; (5) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws; (6) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (7) failures in our processing systems software defects, computer viruses and development delays, which could damage customer relations and expose us to liability; (8) degradation of the quality of the products and services we offer, including support services, which could adversely impact our ability to attract and retain merchants and partners; (9) risks associated with our ability to successfully complete, integrate and realize the expected benefits of any acquisitions we elect to pursue in the future or have previously completed; (10) continued consolidation in the banking and payment services industries; (11) increased customer, referral partner or sales partner attrition; (12) the incurrence of chargeback liability if our merchants refuse to or cannot reimburse chargebacks resolved in favor of their customers; (13) fraud by merchants or others; (14) the failure of third-party vendors that provide products and services to us to fulfill their obligations in a timely manner or at all; (15) failure to maintain merchant relationships and alliances; (16) ineffective risk management policies and procedures; (17) damage to our reputation, or the reputation of our partners; (18) our inability to recruit, retain and develop qualified personnel; (19) geopolitical and other risks associated with our operations outside of the United States; (20) a decline in the use of cards as a payment mechanism for consumers or adverse developments with respect to the card industry in general; (21) increases in card network fees; (22) failure to comply with the applicable requirements of card networks, and potential fines, suspensions us or termination of our registrations resulting from such failure to comply; (23) changes in foreign currency exchange rates; (24) our inability to raise additional capital to fund our operations on economized terms or at all; (25) failure to protect our intellectual property rights and defend ourselves from potential patent claims; (26) failure to comply with, or changes in, laws, regulations and enforcement activities; (27) the effect of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) allowing us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the Securities and Exchange Commission (the “SEC”); (28) future impairment charges; (29) our dependence on distributions from EVO, LLC to pay our taxes and expenses, including payments to the Continuing LLC Owners (as defined in “Note 15, “Shareholders’ Equity,” in the notes to the accompanying unaudited condensed consolidated financial statements) in respect of certain tax benefits under the tax receivable agreement we entered into in connection with our IPO, and in the event that any tax benefits are disallowed, our inability to be reimbursed for any payments made to the Continuing LLC Owners; (30) our organizational structure, which confers certain benefits upon the Continuing LLC Owners that will not benefit holders of our Class A common stock to the same extent; (31) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (32) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; and (33) risks listed under “Risk factors” contained in Part II of this quarterly report on Form 10-Q.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. We qualify any forward-looking statements entirely by the cautionary factors listed above, among others. Other risks, uncertainties and factors, not listed above, could also cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART  I - FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this quarterly report on Form 10-Q are those of EVO Payments, Inc. (“EVO, Inc.”) which is the registrant, and those of EVO Investco, LLC (“EVO, LLC”).  On May 25, 2018, EVO, LLC completed a series of reorganization transactions (the “Reorganization Transactions”) in connection with the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”). As a result of the Reorganization Transactions and the IPO, EVO, Inc. became the managing member and owner of approximately 21.7% of the outstanding membership interests of EVO, LLC. For more information regarding these transactions, see Note 15, “Shareholders’ Equity,” to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q reflect the historical results of operations and the financial position of EVO, Inc., including consolidation of its investment in EVO, LLC, commencing May 23, 2018. Prior to May 23, 2018, the unaudited condensed consolidated financial statements included herein represent the financial statements of EVO, LLC and its subsidiaries (the “Group”). The historical unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of EVO, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented. Specifically, the historical unaudited condensed consolidated financial statements of the Group do not give effect to the following matters:

•	Reorganization Transactions or the IPO;
•	U.S. corporate federal income taxes; and
•	Non-controlling interests held by other members of EVO, LLC.

As a consequence, earnings per share information reported in the unaudited condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2018 reflect only the net income available for common stockholders for the period from May 23, 2018 through June 30, 2018, as detailed in Note 2, “Earnings per share,” to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Except where the context requires otherwise, references to "we", "us," "our" or the “Company” refer (1) on or prior to the completion of the Reorganization Transactions on May 23, 2018, to the Group, and (2) following the consummation of the Reorganization Transactions on May 23, 2018, to EVO, Inc. and all of its direct and indirect subsidiaries, including EVO, LLC.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and interest data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$207,177	$205,142
Accounts receivable, net	7,045	15,881
Other receivables	50,985	55,345
Due from related parties	1,641	2,625
Inventory	8,795	11,210
Settlement processing assets	429,923	439,269
Other current assets	10,639	20,941
Total current assets	716,205	750,413
Equipment and improvements, net	100,357	96,587
Goodwill	316,205	311,678
Intangible assets, net	310,265	313,483
Investment in unconsolidated investees	1,712	1,379
Due from related parties	—	109
Deferred tax asset	43,429	9,057
Other assets	24,507	25,592
Total assets	$1,512,680	$1,508,298

Liabilities and Shareholders'/Members’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$45,056	$103,571
Accounts payable	42,088	61,149
Accrued expenses	109,674	94,235
Settlement processing obligations	466,777	484,518
Due to related parties	5,398	7,847
Total current liabilities	668,993	751,320
Long-term debt, net of current portion	667,671	760,946
Due to related parties	560	675
Deferred tax liability	11,687	11,011
Tax receivable agreement obligations	2,205	—
ISO reserves	2,602	2,611
Total liabilities	1,353,718	1,526,563
Commitments and contingencies
Redeemable non-controlling interests	838,789	148,266
Shareholders'/members' equity (deficit):
Shareholders'/members' equity (deficit):
Class A Units, Outstanding - 0 and 6,374 units at June 30, 2018 and December 31, 2017, respectively.	—	54,453
Class B Units, Outstanding - 0 and 3,506 units at June 30, 2018 and December 31, 2017, respectively.	—	—
Class C Units, Outstanding - 0 and 375 units at June 30, 2018 and December 31, 2017, respectively.	—	9,463
Class D Units, Outstanding - 0 and 1,104 units at June 30, 2018 and December 31, 2017, respectively.	—	—
Class E Units, Outstanding - 0 and 1,012 units at June 30, 2018 and December 31, 2017, respectively.	—	71,250
Class A common stock (par value $0.0001 per share), Authorized - 200,000,000 and 0 shares, Issued and Outstanding - 17,294,768 and 0 shares at June 30, 2018 and December 31, 2017, respectively.	2	—
Class B common stock (par value $0.0001 per share), Authorized - 40,000,000 and 0 shares, Issued and Outstanding - 35,913,538 and 0 shares at June 30, 2018 and December 31, 2017, respectively.	4	—
Class C common stock (par value $0.0001 per share), Authorized - 4,000,000 and 0 shares, Issued and Outstanding - 2,560,955 and 0 shares at June 30, 2018 and December 31, 2017, respectively.	—	—
Class D common stock (par value $0.0001 per share), Authorized - 32,000,000 and 0 shares, Issued and Outstanding - 24,305,155 and 0 shares at June 30, 2018 and December 31, 2017, respectively.	2	—
Additional paid-in capital	412,845	—
Retained earnings	(55,076)	—
Accumulated deficit	—	(237,330)
Accumulated other comprehensive loss	(1,631)	(67,679)
Total shareholders'/members' equity (deficit)	356,146	(169,843)
Nonredeemable non-controlling interests	(1,035,973)	3,312
Total deficit	(679,827)	(166,531)
Total liabilities and deficit	$1,512,680	$1,508,298

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$140,891	$123,899	$269,173	$233,519
Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	50,364	39,172	94,878	75,823
Selling, general and administrative	115,567	53,517	175,180	104,537
Depreciation and amortization	20,933	18,613	40,820	35,673
Total operating expenses	186,864	111,302	310,878	216,033
(Loss) income from operations	(45,973)	12,597	(41,705)	17,486
Other (expense) income:
Interest income	631	332	1,115	638
Interest expense	(21,560)	(15,579)	(36,870)	(30,577)
Income from investment in unconsolidated investees	246	438	761	758
Other expense, net	(2,620)	(116)	(3,174)	(174)
Total other expense	(23,303)	(14,925)	(38,168)	(29,355)
Loss before income taxes	(69,276)	(2,328)	(79,873)	(11,869)
Income tax benefit (expense)	28,609	(5,543)	24,181	(9,357)
Net loss	(40,667)	(7,871)	(55,692)	(21,226)
Less: Net income attributable to non-controlling interests in consolidated entities	(1,233)	(1,603)	(2,001)	(2,854)
Net loss attributable to EVO Investco, LLC		$(9,474)		$(24,080)
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	58,613		74,406
Net income attributable to EVO Payments, Inc.	$16,713		$16,713

Earnings per share
Basic	$0.97		$0.97
Diluted	$0.96		$0.96

Weighted average Class A common stock outstanding
Basic	17,293,355		17,293,355
Diluted	17,432,722		17,432,722

Comprehensive (loss) income:
Net loss	$(40,667)	$(7,871)	$(55,692)	$(21,226)
Unrealized gain on defined benefit pension plan	—	33	—	520
Unrealized (loss) gain on foreign currency translation adjustment	(28,144)	25,357	(9,160)	53,799
Other comprehensive (loss) income	(28,144)	25,390	(9,160)	54,319
Comprehensive (loss) income	(68,811)	17,519	(64,852)	33,093
Less: Comprehensive income (loss) attributable to
consolidated entities	4,263	(1,603)	2,152	24,845
Comprehensive income attributable to EVO Investco, LLC		$15,916		$57,938
Less other comprehensive loss attributable to
non-controlling interest of EVO Investco, LLC	79,630		77,782
Comprehensive income attributable to EVO Payments, Inc.	$15,082		$15,082

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Class A Common Stock
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Shares	Amounts
Balance, January 1, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	—	$—

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	—	—	—	—
Equity issued in connection with acquisition prior to Reorganization Transactions	(6,374)	(54,453)	(3,506)	—	(375)	(9,463)	(1,107)	—	(1,012)	(71,250)	1,319	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	—	—	—	—	494	—
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—

Effect of Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	1,813	—

Sale of Class A common stock in initial public offering, net	—	—	—	—	—	—	—	—	—	—	15,434	2
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	—	—	—	—	48	—
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—
Class B redeemable non-controlling interests fair value adjustment in conjunction with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	17,295	$2

See accompanying notes to unaudited condensed consolidated financial statements.

										Accumulated	Total EVO
							Additional			other	Payments,	Nonredeemable
	Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Retained	Accumulated	comprehensive	Inc. (deficit)	non-controlling	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	earnings	deficit	loss	/equity	interests	deficit
Balance, January 1, 2018	—	$—	—	$—	—	$—	$—	$—	$(237,330)	$(67,679)	$(169,843)	$3,312	$(166,531)

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	(24,412)	—	(24,412)	—	(24,412)
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(6,337)	(6,337)	—	(6,337)
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(1,334)	(1,334)
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	(20,924)	—	(20,924)	(1,141)	(22,065)
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	132,181	34,612	166,793	(166,793)	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	150,485	39,404	189,889	—	189,889
Equity issued in connection with acquisition prior to Reorganization Transactions	35,914	4	2,561	—	24,305	2	135,160	—	—	—	—	—	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	51,339	—	—	—	51,339	—	51,339
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(735,775)	(735,775)

Effect of Reorganization Transactions	35,914	4	2,561	—	24,305	2	186,499	—	—	—	186,505	(901,731)	(715,226)

Sale of Class A common stock in initial public offering, net	—	—	—	—	—	—	220,596	—	—	—	220,598	—	220,598
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	771	—	—	—	771	—	771
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	4,590	—	—	—	4,590	—	4,590
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	389	—	—	—	389	—	389
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	16,713	—	—	16,713	(21,297)	(4,584)
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	(1,631)	(1,631)	(1,988)	(3,619)
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	2,104	—	—	2,104	3,252	5,356
Class B redeemable non-controlling interests fair value adjustment in conjunction with the Reorganization Transactions	—	—	—	—	—	—	—	(73,893)	—	—	(73,893)	(114,209)	(188,102)
Balance, June 30, 2018	35,914	$4	2,561	$—	24,305	$2	$412,845	$(55,076)	$—	$(1,631)	$356,146	$(1,035,973)	$(679,827)

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(55,692)	$(21,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,820	35,673
Amortization of deferred financing costs	7,094	1,609
Loss on extinguishment of debt	2,042	—
Share-based compensation expense	52,134	—
Loss on disposal of equipment and improvements	449	—
Undistributed earnings from unconsolidated investees	(125)	57
Accrued interest expense	(653)	211
Accrued interest income	(55)	(10)
Deferred rent	60	15
Deferred taxes	(28,418)	7,492
Loss on payment of contingent consideration	105	—
Reserve on uncollectible notes receivable	28	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	9,230	(5,829)
Other receivables	3,913	(318)
Inventory	2,029	(1,813)
Other current assets	(454)	(5,869)
Other assets	665	4,822
Related parties	(4,976)	(12,316)
Accounts payable	(12,325)	771
Accrued expenses	7,864	4,236
Settlement processing funds, net	(8,644)	(38,015)
ISO reserves	(7)	(195)
Net cash provided by (used in) operating activities	15,084	(30,705)
Cash flows from investing activities:
Restricted cash	—	125,000
Acquisition of businesses, net of cash acquired	(13,890)	(124,567)
Purchase of equipment and improvements	(25,970)	(14,150)
Acquisition of intangible assets	(15,420)	(12,335)
Issuance of notes receivable	(20)	(27)
Collections of notes receivable	31	966
Net cash used in investing activities	(55,269)	(25,113)
Cash flows from financing activities:
Proceeds from long-term debt	532,594	398,410
Repayments of long-term debt	(623,732)	(413,553)
Deferred financing costs paid	(3,395)	(19)
Contingent consideration paid	(958)	—
Deferred cash consideration paid	(65,000)	—
Acquisition of additional non-controlling interest	(16,916)	(3,962)
IPO proceeds, net of underwriter fees	231,500	—
Contributions by members	—	71,250
Distribution to members	—	(1,674)
Distribution to non-controlling interests holders	(5,104)	(1,873)
Net cash provided by financing activities	48,989	48,579
Effect of exchange rate changes on cash and cash equivalents	(6,769)	9,007
Net increase in cash and cash equivalents	2,035	1,768
Cash and cash equivalents, beginning of year	205,142	203,324
Cash and cash equivalents, end of period	$207,177	$205,092

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)Description of Business and Summary of Significant Accounting Policies

(a)Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 21.7% of the membership interests of EVO, LLC as of June 30, 2018.  EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to carry on the business of EVO, LLC and to consummate the IPO. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by the Group.

The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across North America and Europe. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout North America and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection, and chargeback services. As of June 30, 2018, the Company serviced over 550,000 merchants, had the ability to process across 50 markets and operated two reportable segments: North America and Europe.

Since 2012, the Company has acquired and established various interests in entities that expanded the Company’s presence in North America and Europe. Most of these acquisitions were financed by an increase in the Company’s bank credit facilities.

(b)Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2018, the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017, the unaudited condensed consolidated statement of changes in equity for the six months ended June 30, 2018, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on May 24, 2018 (the “Prospectus”) for the offering of Class A common stock (the “Class A common stock”). See Note 15, “Shareholders’ Equity,” to the unaudited condensed consolidated financial statements for information regarding the Reorganization Transactions and the IPO.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period.

Accordingly, actual results could differ from those estimates. Estimates are used for accounting purposes including, but not limited to, calculating redeemable non-controlling interests, calculating income taxes, and calculating the valuation of long lived assets.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(c)Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. As sole managing member of EVO, LLC, EVO, Inc. exerts control over the Group. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, EVO, Inc. consolidates the Group’s unaudited condensed consolidated financial statements and records the interests in EVO, LLC that it does not own as non-controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

(d)Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less when acquired. Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the day following receipt in satisfaction of the settlement process.  Included in cash and cash equivalents are merchant reserve cash balances, which represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements (“Merchant Reserves”). While this cash is not restricted in its use, the Company believes that maintaining the Merchant Reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of June 30, 2018, and December 31, 2017, Merchant Reserves were $107.5 million and $111.3 million, respectively.

(e)Earnings Per Share

Basic earnings per Class A common stock is computed by dividing the net income attributable to EVO, Inc. by the weighted average number of Class A common stock outstanding from May 23, 2018 to June 30, 2018. Diluted earnings per Class A common stock is calculated by dividing the net income attributable to EVO, Inc. by the diluted weighted average Class A common stock outstanding during the period, which includes stock options, restricted stock units (“RSUs”), unit appreciation rights (“UARs”), restricted stock awards (“RSAs”), and LLC Interests corresponding to each Class C common share and Class D common share that are convertible into shares of Class A common stock for the period after the closing of the IPO. The dilutive effect of outstanding share-based compensation awards, if any, is reflected in diluted earnings per Class A common stock by application of the treasury stock method or if-converted method, as applicable. Refer to Note 2, “Earnings Per Share,” for further information on net income (loss) per Class A common stock.

(f)Settlement Processing Assets and Liabilities

In certain markets, the Company is a member of various card networks, allowing it to process and fund transactions without third party sponsorship. In other markets, the Company has financial institution sponsors Member Banks for whom the Company facilitates payment transactions. These arrangements allow the Company to route transactions under the Member Banks’ control and identification numbers to clear card transactions through card networks.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of these amounts are as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Settlement processing assets:
Receivable from card networks	$311,900	$342,803
Receivable from merchants	118,023	96,466
Totals	$429,923	$439,269

Settlement processing obligations:
Settlement liabilities	$(359,242)	$(372,642)
Merchant reserves	(107,535)	(111,876)
Totals	$(466,777)	$(484,518)

(g)Revenue Recognition

The Company recognizes revenue when (1) it is realized or realizable and earned, (2) there is persuasive evidence of an arrangement, (3) delivery and performance has occurred, (4) there is a fixed or determinable sales price, and (5) collection is reasonably assured.

The Company primarily earns revenue from payment processing services. Payment processing service revenue is based on a percentage of transaction value and on specified amounts per transaction or service, and is recognized as such services are performed.

The Company also earns revenue from the sale and rental of electronic point of sale (“POS”) equipment. Revenue from the sale of these products is recognized when goods are shipped and title passes to the customer. Revenue from the rental of electronic POS equipment is recognized monthly as earned. These revenues are presented in “Processing and other revenue” in the below table and totaled $11.1 million and $10.1 million for the three months ended June 30, 2018 and 2017, respectively.  These revenues totaled $21.4 million and $19.5 million for the six months ended June 30, 2018 and 2017 respectively. Such rental arrangements are considered multiple element arrangements. The Company follows guidance in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. However, because the non-processing elements are primarily accounted for as rentals with a similar delivery pattern, the elements have the same revenue recognition timing. Commissions, payable to referral and reseller partners, are recognized as incurred.

A summary of revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Processing and other revenue	$480,268	$437,823	$921,004	$827,372
Interchange and card network fees	(281,195)	(257,149)	(537,504)	(482,683)
Subtotal	199,073	180,674	383,500	344,689
Commissions	(41,641)	(39,904)	(80,640)	(78,810)
Card network processing costs and other	(16,541)	(16,871)	(33,687)	(32,360)
Revenue	$140,891	$123,899	$269,173	$233,519

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(h)Share-Based Compensation

The Company accounts for share-based compensation transactions with employees in accordance with ASC 718, Compensation: Stock Compensation. ASC 718 requires a share-based compensation transaction with employees to be measured based on the fair value of the awards issued. The existing awards had a performance condition contingent on the IPO as well as other metrics.  These awards were modified on the IPO date by the compensation committee of the board of directors and the modified awards were fair valued on that date based on the IPO price per share of Class A common stock. The majority of these awards were fully time-vested; the Company recorded compensation expense to fully recognize the life to date value of these awards. With respect to equity awards issued as compensation in connection with the Reorganization Transactions and the IPO pursuant to the 2018 Omnibus Equity Incentive Plan, the fair value of the stock option awards are determined through the application of the Black-Scholes model. The fair value of the RSUs was determined based on the IPO per share price or the market price at the time of grant. The fair value of awards granted to employees is expensed based on the vesting conditions of the awards. Refer to Note 16, “Stock Compensation Plans and Share-Based Awards,” for further information on the equity awards.

(i)Recent Accounting Pronouncements

New accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company are adopted as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company has early adopted ASU 2017-04 on a prospective basis, effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in cash flow presentation practices. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the Company’s unaudited condensed consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payments, including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows related to excess tax benefits and employee taxes paid when an employer withholds shares for tax-withholding purposes. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods beginning after December 15, 2018.  Early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential effects of adoption of ASU 2016-09 on the Company’s unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In March, April and May 2016, the FASB issued ASU 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers. These updates clarify certain definitions and topics with respect to ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. EVO, LLC has engaged internal and external resources to assess the impact of the adoption of the new standard on the Company’s financial statements. The Company is analyzing customer contracts and applying the five-step model of the new standard to each contract. The new standard may cause changes to the amount and timing of revenue recognition resulting in a change to the Company’s current accounting practices. Additionally, the Company may be required to capitalize costs to obtain contracts with customers and amortize such costs over the useful life of the contract. The Company anticipates adopting the new revenue standard on January 1, 2019 using the modified retrospective approach.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application of this ASU is permitted for all entities. The Company is evaluating the impact of this ASU on the unaudited condensed consolidated results of operations and financial condition.

(2)Earnings Per Share

As described in Note 15,  “Shareholders’ Equity,” on May 22, 2018, the EVO, LLC Agreement was amended and restated, to, among other things, reclassify all of the then existing membership interests of EVO, LLC into a new single class of common membership interests. Additionally, the Company entered into a series of transactions that resulted in the issuance of Class A common stock, Class B common stock, Class C common stock and Class D common stock to the holders of LLC Interest and commenced the IPO resulting in the public issuance of additional shares of the Company’s Class A common stock (Refer to Note 15, “Shareholders’ Equity,” for further discussion of Reorganization Transactions and IPO). Earnings per share information for the three and six months ended June 30, 2018 has been presented on a prospective basis and reflects only the net income available for holders of Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for the period from May 23, 2018 through June 30, 2018. Earnings per share information prior to May 23, 2018 are not presented since the ownership structure of EVO, LLC is not a common unit of ownership.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the computation of the Company's basic and diluted net income per Class A common share:

May 23 - June 30
2018

Numerator:
Net income attributable to EVO Payments, Inc.	$16,713

Denominator:
Weighted average Class A common stock outstanding	17,293,355
Effect of dilutive securities	139,367
Total dilutive securities	17,432,722

Earnings per share:
Basic	$0.97
Diluted	$0.96

Antidilutive securities:
Stock options	163,144
Convertible Class C common stock	2,560,955
Convertible Class D common stock	24,305,155

Earnings per share is not separately presented for Class B common stock, Class C common stock and Class D common stock since they have no economic rights to the income or loss of EVO, Inc. Class B common stock is not considered when calculating dilution as this class of common stock may not convert to Class A common stock. Class C common stock and Class D common stock are considered in the dilution calculation as these classes have conversion rights to Class A common stock that could result in additional Class A common stock being issued however, these shares are currently in a net loss position and are therefore anti-dilutive. Refer to Note 15, “Shareholders’ Equity,” for further information on rights to each class of stock.

(3)Tax Receivable Agreement

In connection with the IPO the Company entered into a Tax Receivable Agreement (“TRA”) that requires us to make payments to the Continuing LLC Owners, as defined in Note 15, “Shareholders’ Equity,” that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of EVO, LLC interests for Class A common stock, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. The first payment is due between 95 to 125 days after the filing of the Company’s tax return for the year ended December 31, 2018, which is due April 15, 2019, but the due date can be extended until October 15, 2019.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the exchange of units of EVO, LLC and shares of Class D common stock for shares of Class A common stock sold by the selling stockholder in connection with the IPO, the Company recorded a deferred tax asset of $2.6 million associated with the increase in tax basis. Payments to the Continuing LLC Owners related to the purchases, the exchanges as described in Note 15, “Shareholders’ Equity,” of the accompanying unaudited condensed consolidated financial statements, will aggregate to approximately $2.2 million, ranging from zero to $0.2 million per year over the next 15 years. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset. As of June 30, 2018, the Company’s remaining deferred tax asset and payment liability pursuant to the TRA were approximately $2.6 million and $2.2 million, respectively. The amounts recorded as of June 30, 2018 approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ending December 31, 2018. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets of EVO, LLC as a result of the purchase or exchange of EVO, LLC Interests, had there been no tax benefit from the tax basis in the intangible assets of EVO, LLC on the date of the IPO and had there been no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in our tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g. changes to the expected realization of NOLs or changes in tax rates) will be recognized within operating expenses in the unaudited condensed consolidated statement of operations and comprehensive (loss) income.

(4)Acquisitions

2018 Acquisitions

(a)	EVO Payments International Corp. - Canada

In February 2018, a subsidiary of EVO, Inc. acquired the remaining 30% membership interest in EVO Payments International Corp. - Canada (“EVO Canada”) from 7097794 Canada, Inc. for $0.9 million of contingent consideration. This transaction resulted in a reduction to members’ deficit and nonredeemable non-controlling interest of $0.4 million and $0.5 million, respectively. EVO Canada is presented in our North America segment.

(b)	Nationwide Payment Solutions, LLC

In March 2018, a subsidiary of EVO, Inc. acquired the remaining 38% membership interest in Nationwide Payment Solutions, LLC (“NPS”) for an upfront payment of $16.9 million and contingent consideration of $3.8 million to be paid on March 23, 2019. This transaction resulted in a reduction to members’ deficit and nonredeemable non-controlling interest of $20.1 million and $0.6 million, respectively. NPS is presented in our North America segment.

(c)	Liberbank, S.A.

In April 2018, a subsidiary of EVO, Inc. acquired a portion of the merchant acquiring assets of Liberbank, S.A and Banco de Castilla la Mancha, S.A. for €7.9 million ($9.5 million). This asset acquisition is presented in our Europe segment. Equipment and intangible assets acquired consist of card processing equipment, merchant contract portfolios, marketing alliance agreements, and trademarks with useful lives of 3 years, 5 years, 15 years, and 15 years, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Nodus Technologies, Inc.

In May 2018, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Nodus Technologies, Inc. (“Nodus”) for $18.0 million. The total consideration includes a holdback liability of $0.8 million. Nodus is presented in our North America segment. The pro forma impact of this acquisition was not material to the Company’s historical consolidated operating results and is, therefore, not separately presented. Equipment and intangible assets consist of office equipment, computer software, merchant contract portfolios, trademarks, internally developed software, and non-competition agreements with useful lives of 5 to 7 years, 3 years, 15 years, 20 years, 10 years and 3 years, respectively.

2017 Acquisitions

(e)	Sterling Payment Technologies, LLC

In January 2017, a subsidiary of EVO, Inc. completed the acquisition of 100% of outstanding units of Sterling Payment Technologies, LLC (“Sterling”) for $196.8 million, including deferred purchase price of $71.2 million, a holdback liability of $0.2 million and an estimated working capital adjustment of $0.3 million. The Company agreed to a deferred purchase price of $70.0 million which was paid in full in May 2018. Total costs incurred in connection with this acquisition were $1.3 million and are presented in selling, general and administrative expenses. Sterling is presented in our North America segment.

The table below presents the allocation of the purchase price of Sterling to the assets acquired and liabilities assumed based on their fair values.

As of the
acquisition
date
(In thousands)
Cash and cash equivalents	$601
Accounts receivable	945
Prepaid expenses and other	905
Inventory	851
Equipment and improvements	2,711
Intangibles - Trademarks	14,400
Intangibles - Internally developed software	7,300
Intangibles - Non-competition agreements	6,200
Intangibles - Merchant contract portfolios	27,300
Intangibles - Marketing alliance agreements	30,200
Accounts payable and accrued expenses	(2,626)
Total net fair value excluding goodwill	88,787
Goodwill	107,978
Total purchase price	$196,765

Intangible assets consist of an indefinite lived trade name, internally developed software, non-competition agreements, marketing alliance agreements and merchant contract portfolios with useful lives of 7 years, 2 to 4 years, 18 to 21 years, and 12 to 18 years, respectively. Multiple assets were acquired for each of the following classes of asset resulting in variability in the assets useful life: non-competition agreements, marketing alliance agreements and merchant contract portfolios. Acquired goodwill is expected to be tax deductible.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company views this acquisition as an important part of its long-term strategy of expanding the Company’s business domestically and the goodwill arising from the acquisition was attributable to strategic benefit and growth opportunities, including alternative sales channels and operating synergies that the Company expects to realize.

(f)	Vision Payments Solutions, LLC

In March 2017, a subsidiary of EVO, Inc. acquired the remaining 25% membership interest in Vision Payments Solutions, LLC (“VPS”) from Vision Payments Solutions, Inc., resulting in a reduction to members’ deficit and nonredeemable non-controlling interest of $0.4 million. VPS is presented in our North America segment.

(g)	Pineapple Payments, LLC

In April 2017, a subsidiary of EVO, Inc. acquired the remaining 75% of the units of Pineapple Payments, LLC (“Pineapple”) for $8.4 million, inclusive of contingent consideration of $0.7 million. Pineapple is presented in our North America segment. The pro forma impact of this acquisition was not material to the Company’s historical consolidated operating results and is, therefore, not presented. Intangible assets consist of merchant contract portfolios and marketing alliance agreements with useful lives of 7 years and 5 years, respectively.

(f)Zenith Merchant Services, LLC

In May 2017, a subsidiary of EVO, Inc. acquired the remaining 49% membership interest in Zenith Merchant Services, LLC (“Zenith”) for $9.2 million, inclusive of contingent consideration of $2.8 million. The transaction resulted in an increase to members’ deficit and reduction to nonredeemable non-controlling interest of $6.8 million and $2.4 million, respectively. Zenith is presented in our North America segment.

(5)Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	June 30,	December 31,
	Years	2018	2017
		(In thousands)
Card processing	3-5	$113,489	$102,789
Office equipment	3-5	42,007	37,476
Computer software	3	41,278	38,669
Leasehold improvements	various	13,120	12,764
Furniture and fixtures	5-7	5,822	5,410
Totals		215,716	197,108
Less accumulated depreciation		(118,336)	(106,889)
Foreign currency translation adjustment		2,977	6,368
Totals		$100,357	$96,587

Depreciation expense related to equipment and improvements was $9.5 million and $7.2 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense related to equipment and improvements was $18.5 million and $14.3 million for the six months ended June 30, 2018 and 2017, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In the six months ended June 30, 2018 equipment and improvements and accumulated depreciation were each reduced by $7.5 million and $7.1 million, respectively, and in the six months ended June 30, 2017 by $2.7 million and $2.6 million, respectively, primarily related to asset retirements.  The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(6)Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Intangible assets with finite lives:
Merchant contract portfolios:
Gross carrying value	$282,614	$274,780
Accumulated amortization	(125,515)	(113,747)
Accumulated impairment losses	(5,658)	(5,658)
Foreign currency translation adjustment	(28,443)	(26,057)
Net	122,998	129,318

Marketing alliance agreements:
Gross carrying value	191,954	187,758
Accumulated amortization	(41,694)	(35,509)
Accumulated impairment losses	(7,585)	(7,585)
Foreign currency translation adjustment	(17,671)	(15,561)
Net	125,004	129,103

Trademarks, finite-lived:
Gross carrying value	27,283	25,084
Accumulated amortization	(9,596)	(8,485)
Foreign currency translation adjustment	(4,355)	(3,701)
Net	13,332	12,898

Internally developed software:
Gross carrying value	52,620	42,442
Accumulated amortization	(11,696)	(9,760)
Accumulated impairment losses	(9,324)	(9,324)
Foreign currency translation adjustment	(3,607)	(3,247)
Net	27,993	20,111

Non-competition agreements:
Gross carrying value	6,400	6,200
Accumulated amortization	(3,961)	(2,633)
Net	2,439	3,567
Total finite-lived, net	291,766	294,997
Trademarks, indefinite-lived:
Gross carrying value	18,499	18,486
Total intangible assets, net	$310,265	$313,483

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Amortization expense related to intangible assets was $11.5 million and $11.4 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was $22.2 million and $21.3 million for the six months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to June 30, 2018:

Amount
(In thousands)
Years ending:
2018 (remainder for the year)	$23,012
2019	41,232
2020	36,558
2021	31,091
2022	27,161
2023 and thereafter	132,712
Total	$291,766

The following represents net intangible assets by segment:

	June 30,	December 31,
	2018	2017
	(In thousands)
Intangible assets, net:
North America
Merchant contract portfolios	$87,256	$89,045
Marketing alliance agreements	79,116	82,604
Trademarks, finite-lived	1,487	—
Internally developed software	16,798	10,431
Non-competition agreements	2,439	3,567
Trademarks, indefinite-lived	18,499	18,486
Total	205,595	204,133

Europe
Merchant contract portfolios	35,742	40,273
Marketing alliance agreements	45,888	46,499
Trademarks, finite-lived	11,845	12,898
Internally developed software	11,195	9,680
Total	104,670	109,350

Total intangible assets, net	$310,265	$313,483

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill activity for the six months ended June 30, 2018, in total and by reportable segment, was as follows:

	Reportable Segment
	North
	America	Europe	Total
	(In thousands)
Goodwill, gross, as of December 31, 2017	$196,126	$139,843	$335,969
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2017	196,126	115,552	311,678
Business combinations	10,986	—	10,986
Foreign currency translation adjustment	(307)	(6,152)	(6,459)
Goodwill, net as of June 30, 2018	$206,805	$109,400	$316,205

For the six months ended June 30, 2018 and 2017, there was no goodwill or long-lived asset impairment.

(7)Related Party Transactions

Some of the board members and officers of EVO, Inc. have partial ownership interests in certain related companies. The Company advances funds to and receives funds from these related companies, incurs commission expenses, and sells equipment and services to these companies. The related party commission expenses amounted to $9.9 million and $10.2 million for the three months ended June 30, 2018 and 2017, respectively. The related party commission expenses amounted to $18.8 million and $20.8 million for the six months ended June 30, 2018 and 2017, respectively. The sale of equipment and services amounted to $0.1 million for the three months ended June 30, 2018 and 2017. The sale of equipment and services amounted to $0.2 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Related party balances consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Receivables from sale of POS devices and peripherals	$1,451	$1,609
Receivables from related companies	18	974
Notes receivable, short term	172	42
Due from related parties, short term	$1,641	$2,625

Notes receivable, long term	—	109
Due from related parties, long term	$—	$109

Liabilities to related companies	5,398	7,847
Due to related parties, short term	$5,398	$7,847

ISO commission reserve	560	675
Due to related parties, long term	$560	$675

Madison Dearborn Partners, LLC (“MDP”), a member of EVO, LLC and shareholder of EVO, Inc., provides the Company with consulting services on an as needed basis.  In addition, the Company will reimburse MDP for certain out of pocket expenses. MDP primarily provides consulting services related to business development, financing matters, and potential acquisition activities. The Company reimbursed less than $0.1 million in expenses to MDP for three and six months ended June 30, 2018 and less than $0.1 million and $5.7 million for three and six months ended June 30, 2017, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Additionally, the Company provides certain treasury, payroll, tax preparation and other services, to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. The expense related to these services was $0.1 million for the three and six months ended June 30, 2018 and 2017.

The Company provides card-based processing services and risk assessment to Federated Payment Systems, LLC (“Federated”) in the ordinary course of business. The Company also holds a one-third ownership position in Federated, while JGRG Equities, LLC, an entity wholly owned by relatives of the Company’s chairman, and an unrelated third party each also hold a one-third ownership position. The Company receives a nominal fee for providing services to Federated. The Company has a right to hold a reserve on Federated’s merchant transaction proceeds to secure potential losses the Company may incur in connection with the services it provides to Federated. For the three months ended June 30, 2018 and 2017, the Company received $0.1 million in revenues in connection with providing services to Federated. For the six months ended June 30, 2018 and 2017, the Company received $0.3 million and $0.2 million, respectively, in revenues in connection with providing services to Federated.

EVO, LLC also relies on Federated Payments Canada Corp. (“Federated Canada”) to provide certain marketing services to the Company’s business in Canada. While the Company does not hold a direct ownership interest in Federated Canada, the Company’s chairman holds a one third interest in Federated Canada. For the three months ended June 30, 2018 and 2017, the Company paid $2.7 million and $2.1 million, respectively in fees to Federated Canada for these services. For the six months ended June 30, 2018 and 2017, the Company paid $3.9 million and $4.0 million, respectively in fees to Federated Canada for these services.

The Company leases office space located at 515 Broadhollow Road in Melville, New York for $0.1 million per month from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman.

Receivables from related companies include amounts receivable from members of EVO, LLC and shareholders of the Company of $0.6 million and $0.8 million and receivables from minority held affiliates of $0.2 million and $0.3 million as of June 30, 2018 and December 31, 2017. Additionally, the Company has notes receivable from employees maturing on June 24, 2021 with an interest rate of 3.25%. The balance of the outstanding notes is not significant as of June 30, 2018 and December 31, 2017. The outstanding notes are presented in “Other current assets” and “Other assets” on the unaudited condensed consolidated balance sheets. In connection with the vesting of the Class A restricted shares, the Company issued loans to certain employees for the purposes of paying withholding taxes in the amount of $0.6 million.

The Company, through one wholly owned subsidiary and one minority held affiliate, conducts business under ISO agreements with a relative of the Company’s chairman pursuant to which the relative provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the related party. For the three months ended June 30, 2018, the Company paid $0.2 million and $0.1 million, respectively, for commissions paid related to this activity. For the six months ended June 30, 2018 and 2017, the Company paid $0.3 million and $0.1 million, respectively, for commissions paid related to this activity.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NFP is the Company’s benefit broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers maintains a minority ownership interest in NFP. For the three and six months ended June 30, 2018 and 2017, the Company paid $0.1 million in commissions and other expenses to NFP.

(8)Income Taxes

The Company’s effective tax rate (“ETR”) was 41.3% and 30.3% for the three and six months ended June 30, 2018, respectively. The effective tax rate for the three and six months ended June 30, 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to these non-controlling interests is taxable to EVO, LLC’s individual owners and not to the Company itself. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners, including the Company.

The Company’s deferred tax asset increased from December 31, 2017 to June 30, 2018 primarily based on the recognition of tax benefits reflective of the estimated annual effective tax rate applied to the year to date loss before income taxes.

The Company’s ETR was (238.1)% and (78.8)% for the three and six months ended June 30, 2017, respectively. The effective tax rate for the three and six months ended June 30, 2017 differs from the statutory federal rate primarily due to foreign income taxes. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2018 in certain jurisdictions.  Such objective evidence limits the ability to consider other subjective evidence such as our projections of future growth.  On the basis of this assessment, valuation allowances were established in prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.  Based on our assessment, no material changes to our valuation allowances were recorded during the six months ended June 30, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) the acceleration of expensing certain business assets; (3) further limiting deductibility of executive compensation; (4) additional limitations on the deductibility of interest expense; and (5) limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(9)Long-Term Debt and Credit Facilities

On December 22, 2016, EVO Payments International, LLC (“EPI”), a subsidiary of EVO, Inc., entered into a credit agreement (“Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consisted of a first lien senior secured credit facility totaling $670.0 million (comprised of a $100.0 million revolver and a $570.0 million term loan) and second lien senior secured credit facility comprised of a $175.0 million term loan. On October 24, 2017 the Company entered into an incremental amendment agreement to upsize the existing first lien revolver from $100.0 million to $135.0 million. On April 3, 2018, the Company entered into a second incremental amendment agreement to the first lien credit facility, which increased the existing term loan credit facility by $95.0 million to $665 million.  As a result of this second incremental amendment, $0.9 million in existing deferred financing was expensed as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is classified as other expense in the consolidated statements of operations. On May 25, 2018, the Company paid in full the second lien term loan in the amount of $178.2 million including $1.5 million of accrued interest and $1.8 million of prepayment penalty. On June 14, 2018 the Company entered into a restatement agreement (the “Restatement Agreement”) whereby the syndicate lenders agreed to replace their existing term loans with replacement term loans. In addition, the Restatement Agreement increased the first lien revolver by $65.0 million to $200.0 million and extended the maturity date of the first lien revolver to June 14, 2023. As a result of the Restatement Agreement, $1.2 million in existing deferred financing costs were expensed as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is classified as other expense in the consolidated statements of operations. This amount was recorded in the other expense on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Senior Secured Credit Facilities provide the Company with the capacity to support both domestic and international growth, as well as fund general operating needs. The loans under the Senior Secured Credit Facilities bear interest, at the Company’s election, at the prime rate or London Interbank Offered Rate (LIBOR), plus leverage based margin. Under the Restatement Agreement, the lenders agreed to reduce the applicable leverage based margins.  As of June 30, 2018, the loans under the Senior Secured Credit Facilities had an interest rate of 6.75% for revolving credit facility loans, 5.36% for first lien term loans. The Senior Secured Credit Facilities provides for quarterly principal payments of the first lien secured credit facility of $1.6 million commencing on June 30, 2018 through September 30, 2023. The revolving credit facility and first lien term loan mature on June 14, 2023 and December 22, 2023, respectively.

All amounts outstanding under the Senior Secured Credit Facilities are secured by a pledge of certain assets of EPI, as well as secured guarantees provided by certain of EPI’s controlled subsidiaries. The Senior Secured Credit Facilities also contain a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI’s and its controlled subsidiaries, ability to: incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends or other distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; make certain accounting changes; and make prepayments on junior indebtedness. The first lien senior secured credit facility also contains a springing financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis.

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of June 30, 2018 and 2017, the Company was in compliance with all its financial covenants.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In conjunction with the acquisition of Sterling, a subsidiary of the Company agreed to a deferred purchase price of $70.0 million which accrues interest at a rate of 5% per annum and is payable in quarterly installments of $5.0 million, plus accrued and unpaid interest, beginning September 30, 2017. In May 2018, the Company paid in full the outstanding balance of $57.4 million of the Sterling deferred purchase price, utilizing proceeds from the IPO and funds drawn from the revolving credit facility of $4.8 million.

On December 1, 2017, a subsidiary of the Company entered into a revolving line credit of facility with Deutsche Bank A.G., as the lender, and EVO, LLC, as the guarantor.  The facility provides the Company with access to settlement related funding.  Under the facility, the Company can withdraw up to the lesser of $35.0 million or 90% of the aggregate dollar amount of eligible settlement receivables due.  The loans drawn under the facility bear interest at the prime rate plus 1.5%. At June 30, 2018, this interest rate was 6.50%.  The loans drawn under the facility do not have a maturity date. As of June 30, 2018 and December 31, 2017, the loan amounts drawn under the facility were $19.4 million and $12.6 million, respectively.

On December 19, 2017, a subsidiary of the Company entered into a revolving line of credit facility with Wells Fargo Bank N.A., as the lender, and EVO, LLC, as the guarantor.  The facility provides the Company with access to settlement related funding.  Under the facility, the Company can withdraw up to $10.0 million.  The loans drawn under the facility bear interest at the prime rate plus 1.0%.  At June 30, 2018, this interest rate was 6.00%.  The loans drawn under the facility mature on December 19, 2018. As of June 30, 2018 and December 31, 2017, the loan amounts drawn under the facility were $9.4 million and $9.9 million, respectively. On May 29, 2018, the Company entered into an incremental amendment agreement to the revolving line credit facility, pursuant to which the maximum amount that can be withdrawn was increased to $15.0 million.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature.

Long-term debt consists of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
First lien term loan	$657,946	$566,075
Second lien term loan	—	175,206
First lien revolver	30,565	44,632
Deferred purchase price	—	68,720
Letter of credit	—	1,000
Settlement facilities	38,154	28,563
Less debt issuance costs	(13,938)	(19,679)
Total long-term debt	712,727	864,517
Less current portion of long-term debt	(45,056)	(103,571)
Total long-term debt, net of current portion	$667,671	$760,946

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Principal payment requirements on the above obligations in each of the years remaining subsequent to June 30, 2018 are as follows:

Amounts
(In thousands)
Years ending December 31:
2018 (remainder of the year)	$41,759
2019	6,593
2020	6,593
2021	6,593
2022	6,593
2023 and thereafter	658,534
$726,665

(10)Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash investing and financing activities are as follows for the six months ended June 30, 2018 and 2017:

	2018	2017
	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$28,710	$28,327
Income taxes paid, net of refunds	3,474	4,451

Supplemental disclosure of noncash investing and financing activities:
Contingent consideration payable	5,900	3,564
Contingent consideration settled with the issuance of Class A common stock	771
Deferred purchase price	$—	$71,200

(11)Redeemable Non-controlling Interests

The Company owns 66% of Centrum Elektronicznych Uslug Platniczych eService Sp. z o. o. (“eService”), the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski, beginning on January 1, 2018, has the option to compel the Company to purchase 14% of the shares of eService held by PKO Bank Polski, at a price per share based on their fair value. Commencing on January 1, 2020, PKO Bank Polski may exercise an option to sell all of its remaining shares of eService to the Company. Because this option is not solely within the Company’s control, the Company has classified this interest as a redeemable non-controlling interest (“RNCI”) and reports the redemption value in the mezzanine section of the unaudited condensed consolidated balance sheets. On a recurring basis, the RNCI will be reported at redemption value with a corresponding adjustment to accumulated deficit, which represents fair value.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

EVO, Inc. owns 21.7% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale of notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase EVO, LLC membership interests (“LLC Interests”) from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“NASDAQ”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value in the mezzanine section of the unaudited condensed consolidated balance sheets and will be reported at redemption value with a corresponding adjustment to accumulated deficit, which represents fair market value, on a recurring basis.

The following table details the components of RNCI for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Pre-IPO	Post-IPO
	May 23,	June 30,	December 31,
	2018	2018	2017
	(In thousands)
Beginning balance	$148,266	$689,569	$100,530
Acquired redeemable non-controlling interest	—	—	—
Net income attributable to redeemable non-controlling interests - eService	1,291	482	5,465
Net income attributable to redeemable non-controlling interests - Blueapple	—	(28,469)	—
Gain (loss) on OCI - eService	(2,104)	(2,166)	10,662
Gain (loss) on OCI - Blueapple	—	(3,376)	—
Legacy accumulated deficit allocation	(150,485)	—	—
Legacy AOCI allocation	(39,404)	—	—
(Decrease) increase in the maximum redemption amount of
redeemable non-controlling interests - eService	—	(5,356)	34,985
redeemable non-controlling interests - Blueapple	735,775	188,105	—
Distributions - eService	(3,770)	—	(3,376)
Ending balance	$689,569	$838,789	$148,266

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(12)Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	June 30, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$106,558	$—	$—	$106,558
Contingent consideration	—	—	8,231	8,231
Redeemable non-controlling interest - Blueapple	—	—	702,146	702,146
Redeemable non-controlling interest - eService	—	—	136,643	136,643
Total	$106,558	$—	$847,020	$953,578

	December 31, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$110,537	$—	$—	$110,537
Contingent consideration	—	—	3,957	3,957
Redeemable non-controlling interest - Blueapple	—	—	—	—
Redeemable non-controlling interest - eService	—	—	148,266	148,266
Total	$110,537	$—	$152,223	$262,760

Cash equivalents consist of a money market fund that is valued using a market price in an active market (Level 1). Level 1 instrument valuations are obtained from real‑time quotes for transactions in active exchange markets involving identical assets.

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. To the extent that the valuation of these liabilities are based on projected inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for measures categorized in Level 3.

In the determination of the fair value of the RNCI in eService, the Company used an income approach based on internal forecasts of expected future cash flows. Significant unobservable inputs included the Weighted Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 18.0%, based on the markets in which the business operates and growth rate used within the future cash flows, which were between 3.0% and 17.2%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. RNCI related to the Blueapple ownership of EVO, LLC is classified as Level 3.  While the fair value is primarily derived from the fair value of EVO, Inc.’s closing stock price on the last day of the period, the Company applied a discount of 5% for lack of marketability resulting from the lock-up period, which prevents Blueapple from exercising its put option for 6 months from the IPO date.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The carrying amounts of receivables, settlement, due from related parties, due to related parties, long-term debt and deferred cash considerations associated with acquisitions, approximate their fair value given the short-term nature or bearing at market interest rate value approximating carrying value. Visa preferred shares are carried at cost. The estimated fair value of the Visa preferred shares of $25.2 million as of June 30, 2018 is based upon inputs classified as Level 3 of the fair value hierarchy using the fair value of Visa preferred shares as of June 30, 2018 and disclosed conversion factor as of June 30, 2018, inclusive of a discount rate due to the lack of liquidity, which represents a measure of fair value that are unobservable or require management’s judgement.

(13)Commitments and Contingencies

(a)	Leases

As of June 30, 2018, the Company is obligated under various non-cancelable operating leases, the last of which expires in 2036. Minimum annual lease payments in each of the years subsequent to June 30, 2018 are as follows:

Amount
(In thousands)
Years ending December 31:
2018 (remainder of year)	$3,765
2019	7,803
2020	6,904
2021	5,849
2022	4,817
2023 and thereafter	16,886
Total	$46,024

Rent expense, inclusive of real estate taxes, utilities, and maintenance incurred under operating leases totaled $4.0 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. Rent expense, inclusive of real estate taxes, utilities, and maintenance incurred under operating leases totaled $7.5 million and $6.2 million for the six months ended June 30, 2018 and 2017, respectively.

(b)	Litigation

The Company is party to various claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(14)Segment Information

Information on segments and reconciliations to revenue and net income attributable to the shareholders of EVO, Inc. and members of EVO, LLC are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Segment revenue:
North America	$79,825	$74,481	$153,200	$141,914
Europe	61,066	49,418	115,973	91,605
Revenue	$140,891	$123,899	$269,173	$233,519

Segment profit:
North America	$21,774	$21,912	$42,652	$35,637
Europe	14,568	13,866	26,672	25,394
Total segment profit	36,343	35,778	69,324	61,031
Corporate	(13,727)	(5,849)	(23,360)	(10,142)
Depreciation and amortization	(20,933)	(18,613)	(40,820)	(35,673)
Net interest expense	(20,929)	(15,247)	(35,755)	(29,939)
Provision for income tax benefit (expense)	28,609	(5,543)	24,181	(9,357)
Share-based compensation	(51,263)	—	(51,263)	—
Net loss attributable to EVO Investco, LLC		$(9,474)		$(24,080)
Net income attributable to non-controlling interest of EVO Investco, LLC	58,613		74,406
Net income attributable to EVO Payments, Inc.	$16,713		$16,713

Capital expenditures:
North America	$8,152	$1,630	$12,792	$5,085
Europe	9,228	5,122	13,178	9,065
Consolidated total capital expenditures	$17,380	$6,752	$25,970	$14,150

For the purpose of discussing segment operations, the Company refers to “segment profit” which is segment revenue less (1) segment expenses plus (2) segment income from unconsolidated investees plus (3) segment other income, net less (4) segment non-controlling interests of EVO, LLC consolidating entities. The expenses related to certain Company-wide governance functions and EVO, LLC non-controlling interests, and are not allocated to segments; they are reported in the captions “Corporate” and “Net income attributable to non-controlling interest of EVO Investco, LLC”, respectively. Depreciation and amortization expenses are also not allocated to segments.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Information on segments and reconciliations to total assets are as follows:

	June 30,	December 31,
Segment total assets:	2018	2017
North America	$1,031,954	$1,010,859
Europe	480,726	497,439
Total assets	$1,512,680	$1,508,298

Revenue from external customers is attributed to individual countries based on the location where the relationship is managed. For the three months ended June 30, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenues, were 37.0%,  24.1%, and 19.0%, respectively.  For the three months ended June 30, 2017, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 39.9%,  20.5%, and 20.2%, respectively. For the six months ended June 30, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 36.5%,  23.9%, and 19.8%, respectively.  For the six months ended June 30, 2017, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 40.7%,  20.5%, and 20.0%, respectively. For the three and six months ended June 30, 2018 and 2017, there is no one customer that represents more than 10% of revenue in the segments.

(15)Shareholders’ Equity

Structure prior to the Reorganization Transactions

Prior to the completion of the Reorganization Transactions, EVO, LLC had limited liability company interests outstanding in the form of Class A units, Class B units, Class C units, Class D units and Class E units. EVO, LLC also granted unit appreciation rights awards to certain of its officers and certain current and former employees. Immediately prior to the completion of the Reorganization Transactions, the limited liability company interests of EVO, LLC were beneficially owned as set forth below. The percentage of economic interest in EVO, LLC set forth below is based on a hypothetical liquidation of EVO, LLC based on the IPO price per share of $16.00 and the underwriting discounts and commission paid in the IPO.

•	Blueapple owned 6,374,245 Class A units, representing a 54.0% economic interest in EVO, LLC on a fully-diluted basis.
•	MDP owned an aggregate of 3,506,087 Class B units, representing a 29.7% economic interest in EVO, LLC on a fully-diluted basis.
•

Current and former management and employees owned an aggregate of 374,559 Class C units and 1,106,528 Class D units, representing a combined 6.9% economic interest in EVO, LLC on a fully-diluted basis. The Class D units were granted pursuant to the EVO, LLC Incentive Equity Plan and contained certain vesting restrictions, including time-based and performance-based conditions. The Class D units also contained a participation threshold used to determine if a particular grant was eligible to participate in distributions, including distributions made in connection with a sale, liquidation event or public offering.

•

Blueapple, MDP and certain members of management and current and former employees owned an aggregate of 1,011,931 Class E units, representing a combined 8.6% economic interest in EVO, LLC on a fully-diluted basis.

•

Management and current and former employees owned 297,121 vested unit appreciation rights awards. The unit appreciations rights awards were granted pursuant to the EVO, LLC Unit Appreciation Equity Plan and provided a right to the recipient to receive an amount in cash or other consideration equal to the value of a hypothetical Class D unit in connection with a sale, liquidation event or public offering.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Reorganization Transactions

In connection with the IPO, the Company consummated the following Reorganization Transactions.

•

All of the outstanding limited liability company interests in EVO, LLC were reclassified into a single class of LLC Interests. The number of LLC Interests issued to each member of EVO, LLC was determined based on a hypothetical liquidation of EVO, LLC.

•

All time-based and performance-based vesting conditions applicable to EVO, LLC’s outstanding unvested Class D units were waived in connection with the reclassification of the outstanding limited liability interests in EVO, LLC into LLC Interests. Our current and former executive officers collectively held 720,986 Class D units and collectively received 1,721,115 LLC Interests in connection with the reclassification of those Class D units. Our current and former employees collectively held 385,542 Class D units and collectively received 951,548 LLC Interests in connection with the reclassification of those Class D units.

•

Affiliates of MDP holding a portion of the Class E units held by MDP engaged in a series of transactions that resulted in the MDCP VI-C Cardservices II Blocker Corp. (“MDP Blocker Sub”) merging with and into EVO, Inc., with EVO, Inc. remaining as the surviving corporation. At the time of the merger, the MDP Blocker Sub only owned Class E units in EVO, LLC. As a result of these transactions, an affiliate of MDP exchanged all of their equity interests in the MDP Blocker Sub for 652,500 shares of our Class A common stock.

•

The Company amended and restated EVO, Inc.’s certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock, Class C common stock and Class D common stock. The terms of each class of our common stock are described in the 2018 Omnibus Incentive Plan (the “2018 Plan”).

•

The Company issued 15,433,333 shares of our Class A common stock (which includes 2,100,000 shares issued on May 30, 2018 upon exercise of the underwriters option to purchase additional shares of our Class A common stock granted in connection with the IPO), and the selling stockholder sold 666,667 shares of our Class A common stock, to investors in the IPO.

•

The Company issued 554,299 shares of our Class A common stock to members of our management and certain of our current and former employees upon conversion of the outstanding unit appreciation rights awards held by these individuals (and were deemed to have made a related capital contribution to EVO, LLC in exchange for LLC Interests corresponding to these shares of Class A common stock). Each of these shares of our Class A common stock (and the corresponding LLC Interests) are subject to the same vesting requirements as the related unit appreciation rights awards (without further acceleration as a result of the IPO), except that the Company waived all vesting requirements for performance-based unit appreciation rights awards and performance-based forfeiture requirements applicable to all unit appreciation awards in connection with these Reorganization Transactions. Members of our management and our current and former employees now hold 63,452 shares of Class A common stock subject to vesting, and 490,847 shares of Class A common stock which is fully vested. Any shares of Class A common stock subject to vesting as described above will be entitled to vote and receive dividends prior to vesting; any dividends received will be paid upon vesting and will be forfeited if the related shares of Class A common stock are forfeited.

•

The Company issued 48,218 shares of our Class A common stock to certain sellers of Zenith in satisfaction of a portion of a contingent payment obligation in connection with an acquisition of the remaining interest in a joint venture the Company completed in May 2017.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•

The Company issued 35,913,538 shares of our Class B common stock to Blueapple for nominal consideration on a one-to-one basis with the number of LLC Interests it owned, which will provide for 15.9% of the combined voting power in EVO, Inc. until the earlier of (1) the third anniversary of the consummation of the IPO and (2) the date on which Blueapple no longer beneficially owns LLC Interest in EVO, LLC equal to or greater than 3% of the outstanding economic interest in EVO, LLC. As a result, the Company allocated 53.2% of the member’s deficit and accumulated loss that existed at the time of the reorganization to redeemable non-controlling interests.

•

The Company issued 2,560,955 shares of our Class C common stock to our executive officers for nominal consideration on a one-to-one basis with the number of LLC Interests they own, which provide holders 3.5 votes per share. The voting rights associated with our Class C common stock are capped so that the aggregate voting power of all shares of Class C common stock outstanding, when taken together with any shares of Class A common stock that are subject to vesting or forfeiture held by employees or directors of the Company, will not exceed 20% of the combined voting power in us. Each share of our Class C common stock will be automatically converted into a share of our Class D common stock upon the earliest of (1) the third anniversary of the consummation of the IPO or (2) the date on which the holder’s employment with us is terminated. In combination with Class D common stock, 46.8% of the member’s deficit and accumulated loss that existed at the time of the reorganization was allocated to non-redeemable non-controlling interest

•

The Company issued 24,305,155 shares of our Class D common stock to MDP and to certain current and former employees for nominal consideration on a one-to-one basis with the number of LLC Interests they own, which will provide one vote per share. In combination with Class C common stock, 46.8% of the member’s deficit and accumulated loss that existed at the time of the reorganization was allocated to non-redeemable non-controlling interest.

•

The Company granted certain equity awards to our executive officers, directors and certain employees (“IPO Grant”) in connection with the completion of the IPO, representing 3.2% of the value of the total equity outstanding. These grants consisted of 503,795 restricted stock units and 2,115,625 options to purchase shares of Class A common stock. Refer to Note 16, “Stock Compensation Plans and Share-Based Compensation Awards,” for discussion over the impact of the IPO Grant.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•	The voting and economic rights associated with our classes of common stock are summarized in the following table:

Class of Common Stock	Holders	Voting rights*	Economic rights

Class A common stock	Public, MDP, Executive Officers, Current and Former Employees and Sellers of Zenith	One vote per share	Yes
Class B common stock	Blueapple	15.9%	No
Class C common stock	Executive officers	3.5 votes per share, subject to aggregate cap	No
Class D common stock	MDP and Current and Former Employees	One vote per share	No

*Subject to certain ownership requirements, on the third anniversary of the consummation of the IPO the voting rights of our Class B common stock will cease and each share of our Class C common stock will automatically convert into a share of our Class D common stock.

Shares of our common stock will generally vote together as a single class on all matters submitted to a vote of our shareholders.

•

The Company used the net proceeds from the sale of Class A common stock to purchase LLC Interests directly from EVO, LLC, at a purchase price per LLC Interest equal to the initial public offering price per share of Class A common stock less underwriting discounts and commissions.

•

The Company amended and restated the limited liability company agreement of EVO, LLC, to, among other things, (1) appoint EVO, Inc. as the sole managing member of EVO, LLC and (2) provide certain sale and exchange rights to the owners of Class B, C and D common stock immediately following the completion of the IPO (the “Continuing LLC Owners”).

•	Through June 30, 2018, EVO, LLC incurred fees and expenses related to the Reorganization Transactions of $10.3 million.
•

The Continuing LLC Owners continue to own their LLC Interests and, except for MDP through its ownership of shares of our Class A common stock, have no economic interests in EVO, Inc. despite their ownership of Class B common stock, Class C common stock and Class D common stock, as applicable (where “economic interests” means the right to receive any distributions or dividends, whether in cash or stock, in connection with Class A common stock).

•	The Company entered into the TRA with the Continuing LLC Owners. Refer to Note 3, “Tax Receivable Agreement,” for further information on the TRA.

Organizational structure following our IPO

Immediately following the completion of our IPO,  EVO, Inc. became a holding company and our principal asset was the LLC Interests purchased from EVO, LLC. As the sole managing member of EVO, LLC,  EVO, Inc. operates and controls all of the business and affairs of EVO, LLC and, through EVO, LLC and its subsidiaries, conducts our business. Accordingly, although EVO, Inc. has a minority economic interest in EVO, LLC,  the Company has the sole voting interest in, and control the management of, EVO, LLC. Therefore, EVO, Inc. has consolidated the financial results of EVO, LLC and its subsidiaries in our unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As a result of and immediately following the Reorganization Transactions and the IPO, including the underwriters’ exercise of their option to purchase additional shares of our Class A common stock granted in connection with the IPO:

•	EVO, Inc. exercises exclusive control over EVO, LLC as its sole managing member.
•

The investors collectively own 92.8% of our outstanding Class A common stock, consisting of 16,100,000 shares of our Class A common stock, representing 26.8% of the combined voting power in the Company.

•	Blueapple, through its ownership of all of our outstanding Class B common stock, owns 15.9% of the combined voting power in the Company.
•

Our executive officers collectively own 0.9% of our outstanding Class A common stock, consisting of 134,707 shares of Class A common stock, and 100% of our Class C common stock, consisting of 2,560,955 shares of our Class C common stock. Certain of our current and former employees also collectively own 2.0% of our outstanding Class A common stock, consisting of 306,545 shares of Class A common stock, and 7.6% of our outstanding Class D common stock, consisting of 1,843,677 shares of Class D common stock. Collectively, our executive officers hold shares of our common stock representing 15.2% of the combined voting power in the Company, and our current and former employees hold shares of our common stock representing 3.6% of the combined voting power in the Company.

•

MDP owns 92.4% of our outstanding Class D common stock, consisting of 22,461,478 shares of our Class D common stock, and 3.8% of our outstanding Class A common stock, consisting of 652,500 shares of Class A common stock, representing 38.4% of the combined voting power in the Company.

•	EVO, Inc. owns 17,355,899 LLC Interests, representing 21.7% of the LLC Interests.
•

Blueapple has a sale right providing that, upon our receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and will use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon our receipt of such a sale notice, the Company may elect, at our option (determined solely by our independent directors (within the meaning of the rules of NASDAQ)) who are disinterested, to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by us to cause EVO, LLC to redeem the LLC Interests.

•

Each Continuing LLC Owner (other than Blueapple) has an exchange right providing that, upon receipt of an exchange notice from such Continuing LLC Owner, the Company will exchange the applicable LLC Interests from such Continuing LLC Owner for newly issued shares of our Class A common stock on a one-for-one basis pursuant to the Exchange Agreement. Upon our receipt of such an exchange notice, the Company may elect, at our option (determined solely by our independent directors (within the meaning of the rules of NASDAQ)) who are disinterested, to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that such Continuing LLC Owner consents to any election by us to cause EVO, LLC to redeem the LLC Interests. In the event that a Continuing LLC Owner does not consent to an election by us to cause EVO, LLC to redeem the LLC Interests, the Company is required to exchange the applicable LLC Interests for newly issued shares of Class A common stock.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•

If the Company elects to cause EVO, LLC to redeem LLC Interests in lieu of pursuing a public offering or exchanging LLC Interests for newly issued shares of our Class A common stock, the Company will offer the other Continuing LLC Owners the right to have their respective LLC Interests redeemed in an amount up to such person’s pro rata share of the aggregate LLC Interests to be redeemed. The Company  will not be required to redeem any LLC Interests from Blueapple or any other Continuing LLC Owner in response to a sale notice from Blueapple if the Company  elects to pursue, but is unable to complete, a public offering of shares of our Class A common stock.

•

Each Continuing LLC Owner also received certain registration rights pursuant to the Registration Rights Agreement. MDP received customary demand registration rights that require us to register shares of Class A common stock held by it, including any Class A common stock received upon our exchange of Class A common stock for its LLC Interests. All Continuing LLC Owners (other than Blueapple) received a  customary piggyback registration rights, which includes the right to participate on a pro rata basis in any public offering the Company conducts in response to our receipt of a sale notice from Blueapple. In addition, the Company agree to maintain a registration statement with respect to the issuance of the Class A common stock to be issued in exchange for any outstanding LLC Interests pursuant to any exchange under the Exchange Agreement. Blueapple will also have the right, in connection with any public offering the Company conduct (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that the Company uses its commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and use the net proceeds therefrom to purchase a pro rata portion of its LLC Interests.

Use of Proceeds

Upon consummation of the IPO, the total net proceeds of the offering were $231.5 million, including proceeds resulting from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in connection with the IPO. Of the proceeds, $178.2 million was used to repay the second lien term loans under the Senior Secured Credit Facilities, including principal, interest and prepayment fees and $52.6 million was used to repay a portion of the deferred purchase price under the Sterling acquisition. The remaining $0.6 million of proceeds was used for working capital and general corporate purposes. Other offering costs incurred were approximately $10.3 million and were paid by EVO, LLC on behalf of EVO, Inc., pursuant to the EVO, LLC operating agreement.

(16)Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the 2018 Plan, which the Company adopted in conjunction with its IPO.  The 2018 Plan became effective on May 22, 2018.  A total of 7,792,162 shares of our Class A common stock are reserved for issuance under the 2018 Plan.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Share-based compensation expense	$52,134	$—	$52,134	$—
Income tax benefit	$3,846	$—	$3,846	$—

The total fair value of share-based compensation awards vested during the six months ended June 30, 2018 was $52.1 million and no share-based compensation awards vested during the six months ended June 30, 2017.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For these share-based compensation awards, the Company recognized share-based compensation expense of $52.1 million during the three and six months ended June 30, 2018.  No share-based compensation expense was recognized for the three or six months ended June 30, 2017. As of June 30, 2018, there was $22.4 million of unrecognized share-based compensation expense related to unvested share-based compensation awards the Company expects to recognize over a weighted-average period of 3.8 years. The share-based compensation award plans provide for accelerated vesting under certain conditions.

Class D awards

The Company modified the Class D awards in connection with the IPO. All vesting conditions, with the exception of the consummation of a liquidity event, were waived as a result of the modification, including performance and service vesting conditions.  On the modification date, the Company recorded share-based compensation expense based on the modification date fair value of $16.00 per share.  As a result share-based compensation expense of $42.8 million was recognized for the three months ended June 30, 2018 for the Class D awards, which represented the vesting of all 2,672,666 awarded shares. Prior to the consummation of the IPO, no liquidity event was probable and as such no share-based compensation expense had previously been recognized for these awards.  On the modification date there were 15 employees or former employees who held Class D awards. All Class D awards granted and vested have a weighted average grant date fair value of $16.00.

Unit appreciation rights/Restricted stock awards

The Company assumed the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and issued shares of Class A common stock to members of our management and our current and former employees upon conversion of the outstanding UARs held by these individuals at the consummation of the IPO, resulting in newly issued RSAs.  In connection with the assumption of the UAR Plan and issuance of Class A common stock, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of $16.00 per share.  As a result share-based compensation expense of $8.7 million was recognized for the three months ended June 30, 2018 for the RSAs. As of the IPO, 543,323 awarded shares vested and 52,476 of those awards were surrendered for tax obligations.  Prior to the consummation of the IPO, no liquidity event was probable and as such no share-based compensation expense had previously been recognized for these awards.  On the modification date, there were 35 employees and former employees who held UARs.  Immediately subsequent to the IPO, there were 63,452 unvested RSAs outstanding.  During the period subsequent to the IPO 3,203 awarded shares vested and 451 of those awards were surrendered for tax obligations.  As of June 30, 2018 there are 60,249 unvested awards with unrecognized share-based compensation expense of $0.9 million.  All RSAs granted, vested, and unvested have a weighted average grant date fair value of $16.00.

Restricted stock units

On May 22, 2018, in connection with the IPO, the Company granted 503,795 RSUs under the 2018 Plan.  The grant date fair value of the RSUs was $16.00 per unit.  The Company recognized share-based compensation expense for RSUs granted of $0.2 million.  There were no RSUs which vested or were forfeited during the three or six month periods ended June 30, 2018.  As of June 30, 2018, there were 503,795 unvested RSUs and total unrecognized share-based compensation expense related to outstanding RSUs was $7.8 million.  Each RSU vests in equal annual vesting installments over a period of four years from the grant date and will settle in Class A common stock.  All RSUs granted, vested, and unvested have a weighted average grant date fair value of $16.00.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock options

Additionally, on May 22, 2018, in connection with the IPO, the Company granted 2,115,625 stock options.  The grant date fair value of the stock options is $6.68 per option.  The Company recognized share-based compensation expense for the stock options granted of $0.4 million.  As of June 30, 2018, total unrecognized share-based compensation expense related to unvested stock options was $13.7 million. Each stock option vests in equal annual installments over a period of four years from grant date, and stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

Six Months Ended June 30,
2018

Expected life (in years)	7.00
Weighted average risk-free interest rate	3.02%
Expected volatility	33.99%
Dividend yield	0.00%
Weighted average fair value at grant date	$6.68

During the three months ended June 30, 2018, no stock options have been forfeited.  The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption on expected volatility is based on the historical volatility of a peer group of market participants as the Company has no established historical volatility. It is the Company’s intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero. The Company applied the simplified method in determining the expected life of the stock options as the Company has no historical basis upon which to determine historical exercise periods.  The Company based the assumptions of the expected term of the options as the expected term plus half of the remaining life through expiration.  All stock options exercised will be settled in Class A common stock.

(17)Subsequent Events

Subsequent events have been evaluated from the balance sheet date through the date in which the unaudited condensed consolidated financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this quarterly report on Form 10-Q. The following discussion and analysis reflects the historical results of operations and financial position of EVO, LLC and its consolidated subsidiaries prior to the Reorganization Transactions on May 23, 2018 and that of EVO, Inc. and its consolidated subsidiaries (including EVO, LLC) following the completion of the Reorganization Transactions.

In addition to historical information, the following discussion contains forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements” included elsewhere in this quarterly report on Form 10-Q and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Overview

Founded in 1989, we are a global merchant acquirer and payment processor servicing approximately 550,000 merchants in North America and Europe and processing more than 900 million transactions in North America and 1.7 billion transactions in Europe annually. We operate at the center of global electronic commerce with local operations in 10 countries, with the ability to serve 50 markets around the world through our three proprietary, in-market processing platforms that are connected by a single point of integration. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution referral partnerships, (2) our three proprietary, in market processing platforms, and (3) a comprehensive suite of payment and commerce solutions. We believe these points of differentiation allow us to deliver strong organic growth, increase market share, and attract additional financial institution, technology and other strategic partner relationships.

Our business, both domestically and abroad, is supported by partnerships with independent software vendors (“ISVs”), integrated point-of-sale (“IPOS”) dealers and eCommerce gateway providers which we refer to as our Tech-enabled division. These partnerships function by way of a technical integration between us and the third party in which the third party seamlessly passes information to our systems to streamline the merchant boarding process. We have emerged as a preferred partner for these third-party referral partners because of our ease of integration through our proprietary solutions, high merchant satisfaction levels driven by the quality of our service, the ease and speed of our boarding systems for new merchants, and our consistent and transparent approach to risk and underwriting.

Our business is also supported by our Direct division, which includes long-term, exclusive referral relationships with thirteen leading financial institutions. In the aggregate, these banks represent more than 11,000 branch locations which actively pursue new merchant relationships on our behalf every day. These financial institutions provide us with access to their brands, significantly enhancing our credibility and recognition. We build and maintain a direct relationship with our merchants in order to control our sales, price negotiation, underwriting, boarding, and support processes. We also drive growth through our extensive direct sales capabilities and relationships.  Finally, our Traditional division is our heritage U.S. portfolio composed of ISO relationships.

We are focused on delivering products and services that provide the most value and convenience to our merchants. Our payment and commerce solutions consist of our own products as well as services that we enable through technical integrations with third-party providers. Our own, value added solutions include gateway solutions, online fraud prevention and management reporting, online hosted payments page capabilities, security tokenization and encryption solutions at the POS and online, dynamic currency conversion, loyalty offers, and other ancillary solutions. We offer processing capabilities tailored to specific industries and provide merchants with recurring billing, multi-currency authorization and settlement and cross-border processing. Our global footprint and ease of integration consistently attract new partner relationships, allowing us to develop a robust integrated solutions partner network and uniquely positioning us to stay ahead of major trends in each of our markets.

We operate three proprietary, in-house processing platforms, all connected via our EVO Snap solution and each supporting a different geographic region. EVO Snap provides a technical connection to our regional processing systems and a central point of integration for all third-party product partners. Importantly, our platforms allow us to address the specific needs of specific payment markets and to control the entire customer experience. In-market processing also allows us to directly address merchant and regulatory concerns regarding the flow of cardholder data and other sensitive information. Our systems also provide scale efficiencies which minimize our variable costs as merchant counts and transaction volumes increase.

Recent acquisitions

See “Note 4—Acquisitions” in the notes to the accompanying unaudited condensed consolidated financial statements for further information about these acquisitions.

Our segments

We classify our business into two segments: North America and Europe. The alignment of our segments is designed to establish lines of business that support the geographical markets we operate in and allow us to further globalize our solutions while working seamlessly with our teams across these markets. Both segments provide businesses with merchant acquiring solutions, including integrated solutions for retail transactions at physical business locations, as well as eCommerce and mobile transactions.

The business segment measurements provided to and evaluated by the segment leaders are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of the significant accounting policies.

•

Segment profit, which is the measure used by our chief operating decision maker to evaluate the performance of and to allocate resources to our segments, is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests. Certain corporate-wide governance functions, as well as depreciation and amortization, are not allocated to segments.

North America

Our North America segment is comprised of the United States, Canada and Mexico. We distribute our products and services through a combination of bank referrals, a direct sales force, specialized integrated solution companies, sales agents and ISOs.

Europe

Our Europe segment is comprised of Western Europe (Spain, United Kingdom, Ireland, Germany) and Eastern Europe (Poland, Czech Republic). We distribute our products and services through a combination of bank referrals, a direct sales force, specialized integrated solution companies and ISOs. We also provide ATM processing services to a financial institution and third-party ATM providers.

Corporate

Corporate operations include corporate-wide governance functions such as our executive management team, corporate strategy, and certain accounting, finance, human resources and legal costs not directly attributable to our North America or Europe segments. Corporate also includes EVO, Inc. non-controlling interest benefit. Any material impact of our Corporate operations is included in the consolidated results discussion below.

Key financial definitions

Revenue consists primarily of fees derived from the monetary value of and number of transactions processed for our merchants, as defined through contractual agreements with the merchants. We also receive revenues related to other fees for certain services and products.

We follow guidance provided in ASC 605-45, Principal Agent Considerations, which establishes guidance for whether revenue is recognized based on the gross amount billed to a customer or the net amount retained.

Through the evaluation of ASC 605-45, certain revenues are presented net of interchange fees paid to issuers, certain fees and assessments paid to the card networks (e.g., Visa, Mastercard, American Express and Discover), as these costs are controlled by the networks in which we effectively act as a clearing house collecting and remitting fees, and commissions paid to our distribution partners. Revenues earned from processing merchant transactions are recognized at the time merchant transactions are processed. These revenues include a rate charged to the merchant based on the percentage of the value of the transaction processed, a rate per transaction or some combination thereof.

Cost of services and products, exclusive of depreciation and amortization shown separately below consists primarily of fees paid to card networks, front- and back-end fees paid to third-party network service providers and hardware vendors (such as vendors selling terminals or mobile devices), and payments to third parties for other product offerings. These fees are presented on a gross basis as we contract directly with the end customer, assume the risk of loss and have pricing flexibility. These expenses exclude any depreciation or amortization, which is described below.

Selling, general and administrative consists primarily of sales, customer support, advertising, and other administrative costs. Sales expenses are comprised of salaries, commissions for internal sales personnel, payroll-related benefits and office infrastructure expenses. General and administrative expenses are comprised of compensation, benefits and other expenses associated with corporate management, finance, human resources, shared services, information technology, and other activities.

Depreciation and amortization consists of depreciation and amortization expenses related to card processing, office equipment, computer software, leasehold improvements, furniture and fixtures, merchant contract portfolios, marketing alliance agreements, finite-lived trademarks, internally developed software, and non-competition agreements.

Interest income consists of interest earned by investing excess cash balances.

Interest expense consists of interest cost incurred from our borrowings and the amortization of finance costs.

Income from investment in unconsolidated investees consists of income earned from the investment in businesses in which we have a minority ownership stake and under which our share in the investees’ financial results are not consolidated for reporting purposes.

Other income consists primarily of other income items not considered part of the normal course of business operations.

Income tax (expense) benefit represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions.

Net income attributable to non-controlling interests  arises from net income from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership.  This represents both the non-controlling interests that are consolidating entities of EVO, LLC and EVO, LLC non-controlling interests, which is comprised of the income allocated to Continuing LLC Owners as a result of their proportional ownership of LLC Interests.

Initial public offering

On May 23, 2018, EVO, Inc. issued 16,100,000 shares of its Class A common stock at a price to the public of $16.00 per share, of which 13,333,333 shares were offered by EVO, Inc. and 666,667 shares were offered by a selling stockholder and an additional 2,100,000 shares of Class A common stock were sold by the underwriters. The shares began trading on the NASDAQ Global Market on May 23, 2018 under the symbol “EVOP.”

Reorganization Transactions

The historical results of operations and financial condition discussed in this “Management’s discussion and analysis of financial condition and results of operations” are those of (1) EVO, LLC and its consolidated subsidiaries for periods prior to the Reorganization Transactions on May 23, 2018 and (2) EVO, Inc. and its consolidated subsidiaries for periods beginning on or following the Reorganization Transactions on May 23, 2018.  The historical results of operations and financial condition of EVO, LLC prior to the completion of the Reorganization Transactions, including the IPO, and do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Reorganization Transactions and the use of proceeds from the IPO. Following the completion of the Reorganization Transactions, EVO, Inc. became the sole managing member of EVO, LLC. Although we have a minority economic interest in EVO, LLC, we have the sole voting interest in, and control the management of, EVO, LLC. As a result, we have consolidated the financial results of EVO, LLC and have reported a non-controlling interest related to the LLC Interests held by the non-controlling LLC owners on our consolidated statements of operations and comprehensive (loss) income. Immediately after the IPO, public investors collectively owned 92.5% of our outstanding Class A common stock, consisting of 16,100,000 shares of Class A common stock, EVO, Inc. owned 17,294,768 LLC Interests, representing 21.7% of the LLC Interests and the non-controlling LLC owners collectively owned 62,779,648 LLC Interests, representing 78.3% of the LLC Interests. Accordingly, net income attributable to non-controlling interests represent 78.3% of the income before income taxes of EVO, Inc. EVO, Inc. is a holding company that conducts no operations and, as of the consummation of this offering, its principal asset is LLC Interests we purchase from EVO, LLC.

After consummation of the IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of EVO, LLC and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also have and will continue to incur public company expenses related to our operations, plus payment obligations under the TRA, which we expect to be significant.  We intend to cause EVO, LLC to make guaranteed payments to us in an amount sufficient to allow us to pay our operating expenses. We also expect EVO, LLC to make tax distributions to us in an amount sufficient to allow us to pay our tax obligations and payments to fund any payments due under the TRA.

Use of proceeds

Upon consummation of the initial public offering, the total net proceeds of the offering was $231.5 million, including proceeds resulting from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in connection with the IPO. The Company used the net proceeds from the IPO to (i) repay $178.2 million of the second lien term loan borrowings under our Senior Secured Credit Facilities (as defined below) in full and (ii) the remaining amount to repay a portion of the deferred purchase price under the Sterling acquisition.

Factors impacting our business and results of operations

In general, our revenue is impacted by factors such as global consumer spending trends, foreign exchange rates, the pace of adoption of commerce-enablement and payment solutions, acquisitions and dispositions, types and quantities of products and services provided to enterprises, timing and length of contract renewals, new enterprise wins, retention rates, mix of payment solution types employed by consumers, changes in card network fees including interchange rates and size of enterprises served. In addition, we may pursue acquisitions from time to time. These acquisitions could result in redundant costs, such as increased interest expense resulting from any indebtedness incurred to finance any acquisitions, or could require us to incur losses as we restructure or reorganize our operations following these acquisitions.

Seasonality

We have experienced in the past, and expect to continue to experience, seasonality in our revenue as a result of consumer spending patterns. In North America, our revenue has been strongest in our fourth quarter and weakest in our first quarter as many of our merchant categories experience a seasonal lift during the traditional vacation and holiday months. In Europe, our revenue has been strongest in our third quarter and weakest in our first quarter. Operating expenses do not typically fluctuate seasonally.

Foreign currency translation impact on our operations

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues recognized and expenses incurred by our non-U.S. operations. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our consolidated statements of operations and comprehensive (loss) income in the future. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating results and margins is partially mitigated.

Key performance indicators

“Transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our North America segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, PIN-debit, electronic benefit transactions and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

For the three months ended June 30, 2018, we processed 0.24 billion transactions in North America and 0.53 billion transactions in Europe.  This is an increase of 5.1% in North America over the three months ended June 30, 2017 of 0.23 billion transactions and a 24.2% increase in Europe over the three months ended June 30, 2017 of 0.43 billion transactions.

For the six months ended June 30, 2018, we processed 0.47 billion transactions in North America and 1.01 billion transactions in Europe.  This is an increase of 4.3% in North America over the six months ended June 30, 2017 of 0.45 billion transactions and a 25.3% increase in Europe over the six months ended June 30, 2017 of 0.80 billion transactions.

Results of Operations

Comparison of results for the three months ended June 30, 2018 and 2017

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	June 30, 2018	% of revenue	June 30, 2017	% of revenue	$ change	% change
Segment revenue:
North America	$79,825	56.7%	$74,481	60.1%	$5,344	7.2%
Europe	61,066	43.3%	49,418	39.9%	11,648	23.6%
Revenue	$140,891	100.0%	$123,899	100.0%	$16,992	13.7%

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately above	$50,364	35.7%	$39,172	31.6%	$11,192	28.6%
Selling, general and administrative	115,567	82.0%	53,517	43.2%	62,050	115.9%
Depreciation and amortization	20,933	14.9%	18,613	15.0%	2,320	12.5%
Total operating expenses	186,864	132.6%	111,302	89.8%	75,562	67.9%
(Loss) income from operations	$(45,973)	(32.6%)	$12,597	10.2%	$(58,570)	(465.0%)

Segment profit:
North America	$21,774	15.5%	$21,912	17.7%	$(138)	(0.6%)
Europe	$14,568	10.3%	$13,866	11.2%	$702	5.1%

Revenue

Revenue was $140.9 million for the three months ended June 30, 2018, an increase of $17.0 million, or 13.7%, compared to revenue of $123.9 million for the three months ended June 30, 2017. This increase was driven primarily by organic growth in our Mexico market and European segment.

North America segment revenue was $79.8 million for the three months ended June 30, 2018, an increase of $5.3 million, or 7.2%, compared to the three months ended June 30, 2017. The increase was driven by organic growth in our U.S. Tech-enabled sales channel and Mexico. North America transactions increased 5.1% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily driven by organic growth in our U.S. Tech-enabled sales channel and Mexico, partially offset by declines in the U.S. Direct and Traditional sales channels. Changes in foreign currency exchange rates decreased revenue by $1.1 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Europe segment revenue was $61.1 million for the three months ended June 30, 2018, an increase of $11.6 million, or 23.6%, compared to the three months ended June 30, 2017. Europe transactions increased 24.2% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, from strong growth across all countries. Changes in foreign currency exchange rates increased revenue by $4.5 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization.

Cost of services and products, exclusive of depreciation and amortization was $50.4 million for the three months ended June 30, 2018, an increase of $11.2 million, or 28.6%, compared to the three months ended June 30, 2017. This increase was due primarily to the growth in transactions processed and increases in card network fees. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expenses.

Selling, general and administrative expenses was $115.6 million for the three months ended June 30, 2018, an increase of $62.0 million, or 115.9%, compared to the three months ended June 30, 2017. The increase was due to share-based compensation expense incurred in the current period and increases in transition, acquisition and integration costs.

At the consummation of the IPO and through the period ended June 30, 2018, the Company recognized one-time, non-cash compensation expenses of approximately $52.1 million in connection with (i) the Company waiving all time-based and performance-based vesting requirements applicable to EVO, LLC’s outstanding unvested Class D units that were reclassified as LLC interests and issued Class C common stock or Class D Common Stock and (ii) the Company issuing shares of Class A common stock to members of our management and certain of our current and former employees upon conversion of the outstanding unit appreciation awards held by these individuals. We also incurred $0.8 million of compensation expense representing the amount recognized in connection with the grant of stock options and restricted stock units to our directors, officers and certain employees in connection with the IPO.  We had no such expense for the three months ended June 30, 2017.

Depreciation and amortization.

Depreciation and amortization was $20.9 million for the three months ended June 30, 2018, an increase of $2.3 million, or 12.5%, compared to the three months ended June 30, 2017. This increase was due primarily to the purchase of POS terminals to support growth in certain of our international markets and other hardware and software purchases.

Interest income

Interest income was $0.6 million for the three months ended June 30, 2018, compared to $0.3 million for the three months ended June 30, 2017.

Interest expense

Interest expense was $21.6 million for the three months ended June 30, 2018, compared to $15.6 million for the three months ended June 30, 2017. The increase was due to debt extinguishment costs and a prepayment penalty associated with the pay down of the second lien term loan from the IPO proceeds.

Income from investment in unconsolidated investees

Income from investment in unconsolidated investees was $0.2 million for the three months ended June 30, 2018, compared to $0.4 million for the three months ended June 30, 2017.

Other expense, net

Other expense, net was $2.6 million for the three months ended June 30, 2018, compared to $0.1 million for the three months ended June 30, 2017.  The increase was due primarily to debt modification charges incurred with the restructuring of the Senior Secured Credit Facilities.

Loss before income taxes

Loss before income taxes was $69.3 million for the three months ended June 30, 2018, compared to a loss before income taxes of $2.3 million for the three months ended June 30, 2017.

Income tax (expense) benefit

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income in the U.S. has not been subject to corporate tax to the Company, but instead our members have been taxed on their proportionate share of income of EVO, LLC. However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our subsidiaries. Our income tax benefit was $28.6 million for the three months ended June 30, 2018, compared to income tax expense of $5.5 million for the three months ended June 30, 2017. The tax benefit in the current period was primarily attributable to the loss generated by the subsidiaries of EVO, Inc.

Net loss

Net loss was $40.7 million for the three months ended June 30, 2018, an increase of $32.8 million compared to net loss of $7.9 million for the three months ended June 30, 2017. This increase was due primarily to the increase in operating expenses, professional fees related to integration and acquisition activities, and the impact of share-based compensation in the current period.

Net loss attributable to non-controlling interests in consolidated entities

Net loss attributable to non-controlling interests in consolidated entities was $1.2 million for the three months ended June 30, 2018, compared to net income attributable to non-controlling interests in consolidated entities of $1.6 million for the three months ended June 30, 2017.

Net loss attributable to non-controlling interests of EVO Investco, LLC

Net loss attributable to non-controlling interests of EVO Investco, LLC was $58.6 million for the three months ended June 30, 2018. There was no net loss attributable to non-controlling interests of EVO Investco, LLC for the three months ended June 30, 2017 due to IPO and reorganization activities.

Net income attributable to EVO Payments, Inc.

Net income attributable to EVO, Inc. was $16.7 million for the three months ended June 30, 2018.

Segment performance

North America segment profit for the three months ended June 30, 2018 was $21.8 million, compared to $21.9 million for the three months ended June 30, 2017. Increases from organic growth in the U.S. Tech-enabled sales channel and Mexico market and the benefit from cost reduction programs in the United States were offset by transition, integration and acquisition related costs. North America segment profit margin was 27.3% for the three months ended June 30, 2018, compared to 29.4% for the three months ended June 30, 2017.

Europe segment profit was $14.6 million for the three months ended June 30, 2018, compared to segment profit of $13.9 million for the three months ended June 30, 2017.  Europe segment profit margin was 23.9% for the three months ended June 30, 2018, compared to 28.1% for the three months ended June 30, 2017.  The current year segment profit margin includes the impact of strategic investments, including increased sales resources and investments related to the cashless program in Poland.

Corporate expenses not allocated to a segment were $13.7 million for the three months ended June 30, 2018, compared to $5.8 million for the three months ended June 30, 2017.  The increase in expense is related to public company readiness costs and debt extinguishment charges.

Comparison of results for the six months ended June 30, 2018 and 2017

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Six Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2018	% of revenue	June 30, 2017	% of revenue	$ change	% change
Segment revenue:
North America	$153,200	56.9%	$141,914	60.8%	$11,286	8.0%
Europe	115,973	43.1%	91,605	39.2%	24,368	26.6%
Revenue	$269,173	100.0%	$233,519	100.0%	$35,654	15.3%

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately above	$94,878	35.2%	$75,823	32.5%	$19,055	25.1%
Selling, general and administrative	175,180	65.1%	104,537	44.8%	70,643	67.6%
Depreciation and amortization	40,820	15.2%	35,673	15.3%	5,147	14.4%
Total operating expenses	310,878	115.5%	216,033	92.5%	94,845	43.9%
(Loss) income from operations	$(41,705)	(15.5%)	$17,486	7.5%	$(59,191)	(338.5%)

Segment profit:
North America	$42,652	15.8%	$35,637	15.3%	$7,015	19.7%
Europe	$26,672	9.9%	$25,394	10.9%	$1,278	5.0%

Revenue

Revenue was $269.2 million for the six months ended June 30, 2018, an increase of $35.7 million, or 15.3%, compared to revenue of $233.5 million for the six months ended June 30, 2017. This increase was driven primarily by organic growth in our Tech-enabled sales channel, Mexico market and European segment.

North America segment revenue was $153.2 million for the six months ended June 30, 2018, an increase of $11.3 million, or 8.0%, compared to the six months ended June 30, 2017. The increase was driven by organic growth in our Tech-enabled sales channel and Mexico. North America transactions increased 4.3% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily driven by organic growth in our U.S. Tech-enabled sales channel and Mexico, partially offset by declines in transactions in the U.S. Direct and Traditional sales channels. Changes in foreign currency exchange rates increased revenue by $0.9 million.

Europe segment revenue was $116.0 million for the six months ended June 30, 2018, an increase of $24.4 million, or 26.6%, compared to the six months ended June 30, 2017. Europe transactions increased 25.3% from strong growth across all countries. Changes in foreign currency exchange rates increased revenue by $12.8 million for the six months ended June 30, 2018.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization was $94.9 million for the six months ended June 30, 2018, an increase of $19.1 million, or 25.1%, compared to the six months ended June 30, 2017. This increase was due primarily to the increase in transactions processed and increases in card network fees. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expenses

Selling, general and administrative expenses was $175.2 million for the six months ended June 30, 2018, an increase of $70.6 million, or 67.6%, compared to the six months ended June 30, 2017. The increase was due to share-based compensation expense incurred in the current period and other transition, acquisition and integration costs.

At the consummation of the IPO and through the period ended June 30, 2018, the Company recognized one-time, non-cash compensation expenses of approximately $52.1 million in connection with (i) the Company waiving all time-based and performance-based vesting requirements applicable to EVO, LLC’s outstanding unvested Class D units that were reclassified as LLC interests and issued Class C common stock or Class D common stock and (ii) the Company issuing of shares of Class A common stock to members of our management and certain of our current and former employees upon conversion of the outstanding unit appreciation awards held by these individuals. We also incurred $0.8 million of compensation expense representing the amount recognized in connection with the grant of stock options and restricted stock units to our directors, officers and certain employees in connection with the IPO.  We had no such expense for the six months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization was $40.8 million for the six months ended June 30, 2018, an increase of $5.1 million, or 14.4%, compared to the six months ended June 30, 2017. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases.

Interest income

Interest income was $1.1 million for the six months ended June 30, 2018, compared to $0.6 million for the six months ended June 30, 2017.

Interest expense

Interest expense was $36.9 million for the six months ended June 30, 2018, compared to $30.6 million for the six months ended June 30, 2017. The increase was due to debt extinguishment costs and a prepayment penalty associated with the paydown of the second lien term loan from the IPO proceeds.

Income from investment in unconsolidated investees

Income from investment in unconsolidated investees was $0.8 million for both the six months ended June 30, 2018 and June 30, 2017.

Other expense, net

Other expense, net was $3.2 million for the six months ended June 30, 2018, compared to $0.2 million for the six months ended June 30, 2017. The increase was due primarily to debt modification charges incurred with the restructuring of the Senior Secured Credit Facilities.

Loss before income taxes

Loss before income taxes was $79.9 million for the six months ended June 30, 2018, an increase of $68.0 million, compared to a loss before income taxes of $11.9 million for the six months ended June 30, 2017.

Income tax (expense) benefit

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income in the U.S. was not subject to corporate tax. Instead our members were taxed on their proportionate share of income of EVO, LLC. However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our subsidiaries. Our income tax benefit was $24.2 million for the six months ended June 30, 2018, compared to an income tax expense of $9.4 million for the six months ended June 30, 2017. The income tax benefit in the current period was primarily attributable to the loss generated by the subsidiaries of EVO, Inc.

Net loss

Net loss was $55.7 million for the six months ended June 30, 2018, an increase of $34.5 million, compared to net loss of $21.2 million for the six months ended June 30, 2017. This increase was due primarily to the increase in operating expenses from strategic investments, professional fees related to integration and acquisition activities and the impact of share-based compensation in the current period.

Net income attributable to non-controlling interests in consolidated entities

Net income attributable to non-controlling interests in consolidated entities was $2.0 million for the six months ended June 30, 2018, compared to net income attributable to non-controlling interests in consolidated entities of $2.9 million for the six months ended June 30, 2017.

Net loss attributable to non-controlling interests of EVO Investco, LLC

Net loss attributable to non-controlling interests of EVO Investco, LLC was $74.4 million for the six months ended June 30, 2018. There was no net loss attributable to non-controlling interests of EVO Investco, LLC for the six months ended June 30, 2017 due to IPO and reorganization activities.

Net income attributable to the EVO Payments, Inc.

Net income attributable to EVO, Inc. was $16.7 million for the six months ended June 30, 2018.

Segment performance

North America segment profit for the six months ended June, 2018 was $42.7 million, 19.7% higher than the six months ended June 30, 2017, primarily due to organic growth in the U.S. Tech-enabled sales channel and Mexico market and the impact of cost reduction programs in the United States. North America segment profit margin was 27.8% in the six months ended June 30, 2018, compared to 25.1% for the six months ended June 30, 2017.

Europe segment profit was $26.7 million for the six months ended June 30, 2018, compared to $25.4 million for the six months ended June 30, 2017. The Europe segment profit margin was 23.0% for the six months ended June 30, 2018, compared to 27.7% for the six months ended June 30, 2017. The current year segment profit margin includes the impact of strategic investments, including increased sales resources and investments related to the cashless program in Poland.

Corporate expenses not allocated to a segment were $23.4 million for the six months ended June 30, 2018, compared to $10.1 million for the six months ended June 30, 2017. The increase in expense is related to public company readiness costs and debt extinguishment charges.

Liquidity and capital resources

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital and funds required to finance acquisitions. We expect to continue to use capital to innovate and advance our products as new technologies emerge. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our Senior Secured Credit Facilities, as needed. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our Senior Secured Credit Facilities. As of June 30, 2018, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200 million, with availability of $169.4 million for additional borrowings. To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness or equity or debt issuances, or both.

We have structured our operations in a manner to allow for cash to be repatriated using tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions which regulate the nature of cash as well as how much and when dividends can be repatriated. As of June 30, 2018, cash and cash equivalents of $207.2 million includes cash in the United States of $103.5 million and $103.7 million in foreign jurisdictions. Of the foreign cash balances, $30.2 million is available for general purposes. The remaining $73.5 million is considered settlement and merchant reserves related cash and is therefore unable to be repatriated.

In connection with our IPO, we entered into the Exchange Agreement with certain of the non-controlling LLC owners, under which the non-controlling LLC owners have the right, from time to time, to exchange their units in  EVO, LLC for shares of our Class A common stock or, at our option, cash.  If we choose to satisfy the exchange in cash, we anticipate that we fund such exchange through cash from operations, funds available under the revolving portion of our Senior Secured Credit Facilities, equity financings or a combination thereof.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. EVO, Inc. is a holding company that does not conduct any business operations of its own.  As a result, EVO, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from EVO, LLC.  The amounts available to EVO, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements.

In addition, in connection with the consummation of the IPO, we entered into a TRA with the Continuing LLC Owners. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing LLC Owners will be significant. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

The following table sets forth summary cash flow information for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$15,084	$(30,705)
Net cash used in investing activities	(55,269)	(25,113)
Net cash provided by financing activities	48,989	48,579
Effect of exchange rate changes on cash and cash equivalents	(6,769)	9,007
Net increase in cash and cash equivalents	$2,035	$1,768

Operating activities

Net cash provided by operating activities was $15.1 million for the six months ended June 30, 2018, a decrease of $45.8 million compared to cash used in operating activities of $30.7 million for the six months ended June 30, 2017. This decrease was due to changes in working capital, including the timing of settlement-related assets and liabilities and deferred taxes.

Investing activities

Net cash used in investing activities was $55.3 million for the six months ended June 30, 2018, an increase of $30.2 million compared to net cash used in investing activities of $25.1 million for the six months ended June 30, 2017. The increase was due primarily to POS terminal purchases and acquisition-related investments.

We purchased $26.0 million in equipment and improvements for the six months ended June 30, 2018, an increase of $11.8 million compared to $14.2 million for the six months ended June 30, 2017. The increase was due primarily to terminals purchased to support Poland’s cashless program, growth in Mexico terminal placements, internally developed software initiatives, and the Liberbank acquisition accounted for as an acquisition of assets under ASC 805. Capital expenditures of $18.6 million primarily relate to the purchase of POS terminals that are installed at merchant locations outside of the United States. As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.  During the six months ended June 30, 2018, we spent $9.5 million on assets associated with the Liberbank acquisition, inclusive of terminals, merchant contract portfolios, and trademarks.

Financing activities

Net cash provided by financing activities was $49.0 million for the six months ended June 30, 2018, an increase of $0.4 million, compared to net cash provided by financing activities of $48.6 million for the six months ended June 30, 2017. This decrease was due primarily to contributions by members in the prior year and higher borrowings in the current year.

Senior Secured Credit Facilities

On June 14, 2018, EVO Payments International, LLC (“EPI”), a wholly-owned subsidiary of EVO, Inc., entered into a Restatement Agreement to First Lien Credit Agreement (the “Restatement Agreement”) among EPI, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as administrative agent (in such capacity, the “Existing Administrative Agent”), Citibank, N.A., as a closing documentation agent (in such capacity, the “Lead Arranger”), and the lenders party thereto, which amended and restated the First Lien Credit Agreement, dated as of December 22, 2016 (as amended by that certain Incremental Amendment Agreement dated October 24, 2017, as further amended by that certain First Amendment to the Credit Agreement dated as of December 22, 2017, as further amended by First Repricing Amendment dated as of December 22, 2017, as further amended by that certain Second Incremental Amendment Agreement dated April 3, 2018), among, inter alios, EPI, the guarantors described therein, the Existing Administrative Agent and the lenders from time to time party thereto, in its entirety (the “Amended and Restated Credit Agreement”). The Restatement Agreement extends the maturity of the revolving facility from December 22, 2021 to June 14, 2023, increases the revolving commitment under the Amended and Restated Credit Agreement by $65.0 million, to $200.0 million, and decreases the interest rate margins for the loans under the Senior Secured Credit Facilities as set forth below.

Borrowings under the first lien senior secured credit facility bear interest at an annual rate equal to, at EPI’s option, (a) a base rate, plus an applicable margin or (b) LIBOR, plus an applicable margin. The applicable margin for base rate revolving loans ranges from 0.75% to 2.00% per annum and for LIBOR revolving loans ranges from 1.75% to 3.00% per annum, in each case based upon achievement of certain consolidated leverage ratios. The applicable margin for base rate term loans is 3.25% and for LIBOR term loans is 2.25%, subject to a 25 basis point reduction upon an upgrade to the Company’s Credit Rating. In addition to paying interest on outstanding principal, EPI is required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments thereunder ranging from 0.25% to 0.5% per annum based upon achievement of certain consolidated leverage ratios.

The first lien senior secured credit facility requires prepayment of outstanding loans, subject to certain exceptions and terms under the intercreditor agreement, with: (1) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of assets (including casualty events) by EPI and its restricted subsidiaries, subject to reinvestment rights and certain other exceptions, and (2) 50% of the excess cash flow (subject to step-downs to 25% and 0% based on achievement of certain first lien leverage ratios). Upon a change of control, EPI is required to offer to prepay the loans at par.

EPI may voluntarily repay outstanding loans under the first lien senior secured credit facility at any time, without premium, subject to 1% premium in the event of a repricing event within the six-month anniversary of the date of the Restatement Agreement.

All obligations under the first lien senior secured credit facility are unconditionally guaranteed by most of EPI’s direct and indirect, wholly-owned material domestic subsidiaries, subject to certain exceptions. All obligations under first lien senior secured credit facility, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by:

•

a first-priority lien on the capital stock owned by EPI or by any guarantor in each of EPI’s or their respective subsidiaries (limited, in the case of capital stock of foreign subsidiaries, to 65% of the voting stock and 100% of the non-voting stock of first tier foreign subsidiaries); and

•	a first-priority lien on substantially all of EPI’s and each guarantor’s present and future intangible and tangible assets (subject to customary exceptions).

The first lien senior secured credit facility contains a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI and its restricted subsidiaries ability to incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends and distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; make certain accounting changes; and make prepayments on junior indebtedness.

The first lien senior secured credit facility also contains a springing financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis.

In addition, the first lien senior secured credit facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the first lien senior secured credit facility will be entitled to take various actions, including the acceleration of amounts due under thereunder and exercise of the remedies on the collateral.

On April 3, 2018, we entered into a second incremental amendment agreement to the first lien credit facility, pursuant to which we increased the existing loan credit facility to $665.0 million. We intend to use the proceeds from the increase to complete acquisitions and provide liquidity.

Settlement Lines of Credit

We have specialized lines of credit which are restricted for use in funding settlement.  The settlement lines of credit generally have variable interest rates and are subject to annual review.  As of June 30, 2018, we had $38.2 million outstanding under these lines of credit with additional capacity of $11.8 million as of June 30, 2018 to fund settlement. The weighted average interest rate on these borrowings was 6.25% at June 30, 2018.

Contractual obligations

See Note 9—“Long-Term Debt and Credit Facilities” in the notes to the accompanying unaudited condensed consolidated financial statements for further information about significant changes to our contractual obligations.

Critical accounting policies

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements and our unaudited interim consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have provided a summary of our significant accounting policies, as well as a discussion of our evaluation of the impact of recent accounting pronouncements regarding goodwill, cash flows, revenue recognition and leases, in Note 1 to our unaudited condensed consolidated financial statements. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

Revenue recognition

Our primary revenue sources consist of fees for payment processing services. Payment processing service revenue is primarily based on a percentage of transaction value or on a specified amount per transaction or related services. Our arrangements are considered multiple element arrangements. We follow the guidance in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. However, because the elements are primarily accounted for as services or rentals with a similar delivery pattern, the elements have the same revenue recognition timing.

We recognize revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.

We follow the guidance in ASC 605-45, Principal Agent Consideration. ASC 605-45 states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. Revenue is generally reported net of interchange and card network fees, commissions and network processing costs and other fees.

Goodwill and intangible assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, acquired merchant portfolios and other intangible assets may warrant revision or may not be recoverable. Goodwill represents the excess of cost over fair value of identifiable tangible and intangible net assets acquired through acquisitions. We evaluate our goodwill and intangible assets (finite and indefinite lives) for impairment annually as of October 1, or more frequently as circumstances warrant.

We have the option of performing a qualitative assessment to test goodwill for impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary. For a qualitative assessment, we consider macroeconomic conditions, industry and market considerations for changes in the environment we operate, the competitive environment, changes in market-depending metrics, overall financial performance, and regulatory development. If we determine that a quantitative testing is appropriate, we then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. When determining fair value of a reporting unit, we utilize a combination of income and market approaches which consider future cash flows using various assumptions, including projection of revenue based on long-term growth rates, estimated costs and appropriate risk-adjusted discount rates. If the potential for impairment exists, in the second step, we estimate the implied fair value of the reporting unit’s goodwill, and recognize an impairment if the implied fair value of the goodwill is less than its book value.

Finite-lived assets include merchant contract portfolios, marketing alliance agreements, trademarks and internally developed software stated net of accumulated amortization or impairment charges and foreign currency translation adjustments. Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. Estimated future cash flows for merchant contract portfolios, represented by merchant contracts acquired from third parties that will generate revenue for us, marketing alliance agreements and trademarks are based on estimates of revenue, expenses and merchant attrition associated with the underlying portfolio of merchant accounts or expected merchant referrals from our referral partners. Estimating merchant attrition involves analysis of historical attrition rates adjusted for management’s assumptions about future business closures, transfers of merchants’ accounts to our competitors, unsuccessful contract renewal and changes in our relationships with referral partners. For internally developed software, assigning estimated useful lives involves significant judgment and includes an analysis of potential obsolescence due to new technology, competition, and other economic factors.

Indefinite-life intangible assets include other trademarks and are evaluated for impairment annually comparing the estimated fair value with its carrying value. When factors indicate that long-lived assets should be evaluated for possible impairment, we assess our recoverability by determining whether the carrying value will be recovered through its future undiscounted cash flows and its eventual disposition. When the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The determination of fair values requires significant judgments and is subject to changes in underlying assumptions. Our analysis during each of 2017 and 2016 did not indicate any impairment of our goodwill and intangible assets, and accordingly, no impairment was recorded. We believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our consolidated results of operations.

Income taxes

EVO, LLC is considered a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As a pass-through entity, taxable income or loss is passed through to and included in the taxable income of its members.

After the Reorganization Transactions and the consummation of the IPO, EVO, LLC will continue to be treated as a pass-through entity. EVO, Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of taxable income of EVO, LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also make payments under the TRA, which we expect to be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or EVO, LLC by recognizing an increase in our deferred tax assets based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. We currently believe that all deferred tax assets will be recovered based upon the projected profitability of our operations, with the exception of our deferred tax assets in certain European jurisdictions. Judgement is required in assessing the future tax consequences of events will be recognized in EVO, Inc.’s financial statements. A change in the assessment of such consequences (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof) could materially impact our results.

Redeemable non-controlling interests

Redeemable non-controlling interests relate to the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to us, which is realizable upon the occurrence of an event that is not solely within our control. Such interests are reported in the mezzanine section between total liabilities and member’s equity (deficit) in our consolidated balance sheets. We adjust the redeemable non-controlling interests to reflect our estimate of the maximum redemption amount against our member’s equity (deficit). Such estimate is based on the conditions that exist as of a balance sheet date, including the current fair value. Depending on the underlying non-controlling interest, fair value estimate may be based on projected operating performance and satisfying other conditions specified in the related agreements, or our stock value, and may not be what we will eventually pay for the business.

Inflation

While inflation may impact our revenue and expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates and foreign currency exchange rates.

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt and settlement facilities, which have variable interest rates. The interest rates on these facilities are based on a fixed margin plus a market interest rate, which can fluctuate accordingly but is subject to a minimum rate. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2018, we had approximately $726.7 million of variable rate debt, none of which was subject to an interest rate hedge. As of June 30, 2018, the interest rate was at the minimum rate. However, in the future, the interest rate may increase, and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on June 30, 2018, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $7.3 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $7.3 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in an increase to pretax income of approximately $5.5 million on an annualized basis. The increase results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso offset by foreign currency-denominated expenses, primarily the Euro and British Pound. Similarly, a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in a decrease to pretax income of approximately $5.5 million on an annualized basis. The decrease results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso offset by foreign currency-denominated expenses, primarily the Euro and British Pound. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Prospectus, the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Prospectus, which are incorporated herein by reference, and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our financial position, liquidity, results of operations or cash flow.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with the Reorganization Transactions and the IPO, we issued (i) 831,702 shares of Class A common stock to certain sellers of Zenith Merchant Services, certain affiliates of MDP and one of our executive officers, (ii) 35,913,538 shares of Class B common stock to Blueapple, Inc., (iii) 2,560,955 shares of Class C common stock to officers of the Company and (iv) 24,305,155 shares of Class D common stock to current and former employees of the Company. The issuances of these shares of Class A common stock, Class B common stock, Class C common stock and Class D common stock were made in reliance on Section 4(a) (2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

List of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of EVO Payments, Inc.
10.1	Tax Receivable Agreement
10.2	Second Amended and Restated Limited Liability Company Agreement of EVO Investco, LLC
10.3	Registration Rights Agreement
10.4	Exchange Agreement
10.5	Director Nomination Agreement
10.6	Chairman and Consulting Agreement
10.7	Assignment and Assumption Agreement of EVO Investco, LLC Unit Appreciation Equity Plan, dated May 22, 2018.
10.8

Restatement Agreement to First Lien Credit Agreement, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Existing Administrative Agent, Citibank, N.A., as a closing documentation agent and the lenders from time to time party thereto, including the Amended and Restated Credit Agreement attached as Exhibit A to the Restatement Agreement along with Exhibit B and Exhibit C thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by EVO Payments, Inc. on June 14, 2018).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVO Payments, Inc.

Date: August 10, 2018	By:	/s/ James G. Kelly
	Name:	James G. Kelly
	Title:	Chief Executive Officer

Date: August 10, 2018	By:	/s/ Kevin Hodges
	Name:	Kevin Hodges
	Title:	Chief Financial Officer