Form 10-Q
period 2018-09-30
EVO Payments, Inc.
filed 2018-11-08
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Shares Outstanding as of November 1, 2018
Class A Common Stock, par value $0.0001 per share	25,378,116
Class B Common Stock, par value $0.0001 per share	35,913,538
Class C Common Stock, par value $0.0001 per share	2,560,955
Class D Common Stock, par value $0.0001 per share	17,282,930

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

PART I - FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this quarterly report on Form 10-Q are those of EVO Payments, Inc. (“EVO, Inc.”) which is the registrant, and those of EVO Investco, LLC (“EVO, LLC”).  On May 25, 2018, EVO, LLC completed a series of reorganization transactions (the “Reorganization Transactions”) in connection with the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”). On September 25, 2018, EVO, Inc. completed a follow-on offering (the “Secondary Offering”), which consisted of the offering of 8,075,558 shares of Class A common stock, and included the purchase of Class D common stock and LLC Interests from certain selling stockholders. As a result of the Reorganization Transactions and the IPO, EVO, Inc. is the managing member, and after giving effect to the Secondary Offering, the owner of approximately 31.3% of the outstanding membership interests, of EVO, LLC. For more information regarding these transactions, see Note 15, “Shareholders’ Equity,” to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q reflect the historical results of operations and the financial position of EVO, Inc., including consolidation of its investment in EVO, LLC, commencing May 23, 2018. Prior to May 23, 2018, the unaudited condensed consolidated financial statements included herein represent the financial statements of EVO, LLC and its subsidiaries (the “Group”). The historical unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of EVO, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented. Specifically, the historical unaudited condensed consolidated financial statements of the Group do not give effect to the following matters:

•	Reorganization Transactions or the IPO;
•	U.S. corporate federal income taxes; and
•	Non-controlling interests held by other members of EVO, LLC
•	The Secondary Offering

As a consequence, earnings per share information reported in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018  reflect only the net income available for holders of Class A common stock for the period from May 23, 2018 through September 30, 2018, as detailed in Note 2, “Earnings per share,” to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and interest data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$235,484	$205,142
Accounts receivable, net	10,277	15,881
Other receivables	53,083	55,345
Due from related parties	2,331	2,625
Inventory	7,571	11,210
Settlement processing assets	504,029	439,269
Other current assets	13,126	20,941
Total current assets	825,901	750,413
Equipment and improvements, net	101,931	96,587
Goodwill	342,095	311,678
Intangible assets, net	331,122	313,483
Investment in unconsolidated investees	1,372	1,379
Due from related parties	923	109
Deferred tax asset	63,786	9,057
Other assets	24,939	25,592
Total assets	$1,692,069	$1,508,298

Liabilities and Shareholders'/Members’ Equity (Deficit)
Current liabilities:
Settlement lines of credit	$35,131	$28,563
Current portion of long-term debt	7,416	75,008
Accounts payable	46,196	61,149
Accrued expenses	130,610	94,235
Settlement processing obligations	559,302	484,518
Due to related parties	4,597	7,847
Total current liabilities	783,252	751,320
Long-term debt, net of current portion	674,544	760,946
Due to related parties	385	675
Deferred tax liability	11,494	11,011
Tax receivable agreement obligations	42,393	—
ISO reserves	2,652	2,611
Total liabilities	1,514,720	1,526,563
Commitments and contingencies
Redeemable non-controlling interests	969,276	148,266
Shareholders'/members' equity (deficit):
Shareholders'/members' equity (deficit):
Class A Units, Outstanding - 0 and 6,374 units at September 30, 2018 and December 31, 2017, respectively.	—	54,453
Class B Units, Outstanding - 0 and 3,506 units at September 30, 2018 and December 31, 2017, respectively.	—	—
Class C Units, Outstanding - 0 and 375 units at September 30, 2018 and December 31, 2017, respectively.	—	9,463
Class D Units, Outstanding - 0 and 1,104 units at September 30, 2018 and December 31, 2017, respectively.	—	—
Class E Units, Outstanding - 0 and 1,012 units at September 30, 2018 and December 31, 2017, respectively.	—	71,250
Class A common stock (par value, $0.001 per share), Authorized - 200,000,000 and 0 shares, Issued and Outstanding - 25,370,797 and 0 shares at September 30, 2018 and December 31, 2017, respectively.	3	—
Class B common stock (par value, $0.001 per share), Authorized - 40,000,000 and 0 shares, Issued and Outstanding - 35,913,538 and 0 shares at September 30, 2018 and December 31, 2017, respectively.	4	—
Class C common stock (par value, $0.001 per share), Authorized - 4,000,000 and 0 shares, Issued and Outstanding - 2,560,955 and 0 shares at September 30, 2018 and December 31, 2017, respectively.	—	—
Class D common stock (par value, $0.001 per share), Authorized - 32,000,000 and 0 shares, Issued and Outstanding - 17,282,930 and 0 shares at September 30, 2018 and December 31, 2017, respectively.	1	—
Additional paid-in capital	175,843	—
Accumulated deficit attributable to Class A common stock	(131,058)	—
Accumulated deficit attributable to members of EVO Investco, LLC	—	(237,330)
Accumulated other comprehensive loss	319	(67,679)
Total shareholders'/members' equity (deficit)	45,112	(169,843)
Nonredeemable non-controlling interests	(837,039)	3,312
Total deficit	(791,927)	(166,531)
Total liabilities and deficit	$1,692,069	$1,508,298

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$144,758	$132,646	$413,931	$366,165
Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	46,949	43,487	141,826	119,310
Selling, general and administrative	67,802	58,333	242,982	162,870
Depreciation and amortization	20,488	19,806	61,308	55,479
Total operating expenses	135,239	121,626	446,116	337,659
Income (loss) from operations	9,519	11,020	(32,185)	28,506
Other (expense) income:
Interest income	507	313	1,622	951
Interest expense	(10,583)	(15,939)	(47,453)	(46,516)
(Loss) income from investment in unconsolidated investees	(36)	(22)	725	736
Gain on acquisition of unconsolidated investee	8,659	—	8,659	—
Other income (expense), net	211	(89)	(2,963)	(263)
Total other expense	(1,242)	(15,737)	(39,410)	(45,092)
Income (loss) before income taxes	8,277	(4,717)	(71,595)	(16,586)
Income tax expense	(32,155)	(5,377)	(7,974)	(14,734)
Net loss	(23,878)	(10,094)	(79,569)	(31,320)
Less: Net income attributable to non-controlling interests in consolidated entities	(2,433)	(2,165)	(4,434)	(5,019)
Net loss attributable to EVO Investco, LLC		$(12,259)		$(36,339)
Less: Net (loss) income attributable to non-controlling interests of EVO Investco, LLC	(1,078)		73,328
Net loss attributable to EVO Payments, Inc.	$(27,389)		$(10,675)

Earnings per share
Basic	$(1.51)		$(0.60)
Diluted	$(1.51)		$(0.60)

Weighted average Class A common stock outstanding
Basic	18,163,344		17,901,484
Diluted	18,163,344		17,901,484

Comprehensive loss:
Net loss	$(23,878)	$(10,094)	$(79,569)	$(31,320)
Unrealized gain on defined benefit pension plan	—	18	—	538
Unrealized gain on foreign currency translation adjustment	9,494	5,203	334	59,002
Other comprehensive income	9,494	5,221	334	59,540
Comprehensive (loss) income	(14,384)	(4,873)	(79,235)	28,220
Less: Comprehensive loss attributable to
consolidated entities	(5,272)	(2,165)	(3,120)	(5,019)
Comprehensive (loss) income attributable to EVO Investco, LLC		$(7,038)		$23,201
Less other comprehensive (loss) income attributable to
non-controlling interest of EVO Investco, LLC	(1,078)		76,704
Comprehensive loss attributable to EVO Payments, Inc.	$(20,734)		$(5,651)

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Class A Common Stock
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Shares	Amounts
Balance, January 1, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	—	$—

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	—	—	—	—
Equity issued in connection with acquisition prior to Reorganization Transactions	(6,374)	(54,453)	(3,506)	—	(375)	(9,463)	(1,107)	—	(1,012)	(71,250)	1,319	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	—	—	—	—	494	—
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—

Effect of Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	1,813	—

Sale of Class A common stock in initial public offering, net of underwriter fees	—	—	—	—	—	—	—	—	—	—	15,434	2
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	—	—	—	—	48	—
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Legacy redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Employee Ownership	—	—	—	—	—	—	—	—	—	—	22	—
Sale of Class A common stock in Secondary Offering, net of underwriter fees	—	—	—	—	—	—	—	—	—	—	8,054	1
Sale of MDP Class D Shares	—	—	—	—	—	—	—	—	—	—	—	—
Net deferred tax asset realized in Secondary Offering	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement in connection with the Secondary Offering	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—
Additional redeemable non-controlling interest subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,371	$3

See accompanying notes to unaudited condensed consolidated financial statements.

								Accumulated	Accumulated		Total
								deficit	deficit	Accumulated	EVO
							Additional	attributable to	attributable to	other	Payments,	Nonredeemable
	Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	members of	comprehensive	Inc. (deficit)	non-controlling	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	EVO Investco, LLC	loss	/equity	interests	deficit
Balance, January 1, 2018	—	$—	—	$—	—	$—	$—	$—	$(237,330)	$(67,679)	$(169,843)	$3,312	$(166,531)
		—
Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	(24,412)	—	(24,412)	—	(24,412)
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(6,337)	(6,337)	—	(6,337)
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(1,334)	(1,334)
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	(20,924)	—	(20,924)	(1,141)	(22,065)
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	132,181	34,612	166,793	(166,793)	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	150,485	39,404	189,889	—	189,889
Equity issued in connection with acquisition prior to Reorganization Transactions	35,914	4	2,561	—	24,305	2	135,160	—	—	—	—	—	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	51,339	—	—	—	51,339	—	51,339
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(735,775)	(735,775)

Effect of Reorganization Transactions	35,914	4	2,561	—	24,305	2	186,499	—	—	—	186,505	(901,731)	(715,226)

Sale of Class A common stock in initial public offering, net of underwriter fees	—	—	—	—	—	—	219,167	—	—	—	219,169	—	219,169
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	771	—	—	—	771	—	771
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	4,590	—	—	—	4,590	—	4,590
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	389	—	—	—	389	—	389
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	(10,675)	—	—	(10,675)	(20,714)	(31,389)
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	293	293	852	1,145
Distributions subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(29)	(29)
Legacy redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	(3,824)	—	—	(3,824)	(5,918)	(9,742)
Sale of Employee Ownership	—	—	—	—	(22)	—	(857)	—	—	—	(857)	857	—
Sale of Class A common stock in Secondary Offering, net of underwriter fees	—	—	—	—	—	—	190,161	—	—	—	190,161	—	190,161
Sale of MDP Class D Shares	—	—	—	—	(7,000)	(1)	(435,850)	—	—	—	(435,850)	269,924	(165,926)
Net deferred tax asset realized in Secondary Offering	—	—	—	—	—	—	2,045	—	—	26	2,071	—	2,071
Tax receivable agreement in connection with the Secondary Offering	—	—	—	—	—	—	7,170	—	—	—	7,170	—	7,170
Share-based compensation	—	—	—	—	—	—	1,758	—	—	—	1,758	—	1,758
Additional redeemable non-controlling interest subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	(116,559)	—	—	(116,559)	(180,280)	(296,839)
Balance, September 30, 2018	35,914	$4	2,561	$—	17,283	$1	$175,843	$(131,058)	$—	$319	$45,112	$(837,039)	$(791,927)

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(79,569)	$(31,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,308	55,479
Loss on sale of investments	—	1,308
Amortization of deferred financing costs	7,856	2,394
Loss on extinguishment of debt	2,055	—
Share-based compensation expense	53,893	—
Loss on disposal of equipment and improvements	955	—
Undistributed earnings (loss) from unconsolidated investees	61	(67)
Gain on acquisition of unconsolidated investee	(8,659)	—
Accrued interest expense	(106)	915
Accrued interest income	(78)	(17)
Deferred rent	(359)	(36)
Deferred taxes	504	8,121
Loss on payment of contingent consideration	105	—
Reserve on uncollectible notes receivable	28	(19)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,822	(8,155)
Other receivables	3,993	1,044
Inventory	3,555	(924)
Other current assets	(5,165)	(5,293)
Other assets	53	4,847
Related parties	(3,001)	(14,499)
Accounts payable	(16,744)	(261)
Accrued expenses	28,900	11,970
Settlement processing funds, net	10,899	(22,304)
ISO reserves	42	(260)
Net cash provided by operating activities	66,348	2,923
Cash flows from investing activities:
Restricted cash	—	125,000
Acquisition of businesses, net of cash acquired	(48,547)	(124,964)
Purchase of equipment and improvements	(38,963)	(24,389)
Acquisition of intangible assets	(19,893)	(14,472)
Net proceeds from sale of investments	—	205
Issuance of notes receivable	(20)	(7)
Collections of notes receivable	91	968
Net cash used in investing activities	(107,332)	(37,659)
Cash flows from financing activities:
Proceeds from long-term debt	655,732	627,570
Repayments of long-term debt	(743,342)	(645,478)
Deferred financing costs paid	(3,899)	(19)
Contingent consideration paid	(1,621)	—
Consideration paid for additional shares in a consolidated subsidiary	—	(3,962)
Deferred cash consideration paid	(65,000)	—
Acquisition of additional non-controlling interest	(16,916)	—
IPO proceeds, net of underwriter fees	231,500	—
Secondary offering proceeds, net of underwriter fees	24,967
Contributions by members	—	71,250
Distribution to members	—	(1,708)
Distribution to non-controlling interests holders	(6,136)	(2,291)
Net cash provided by financing activities	75,285	45,362
Effect of exchange rate changes on cash and cash equivalents	(3,959)	13,460
Net increase in cash and cash equivalents	30,342	24,086
Cash and cash equivalents, beginning of year	205,142	203,324
Cash and cash equivalents, end of period	$235,484	$227,410

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)Description of Business and Summary of Significant Accounting Policies

(a)Description of Business

EVO Payments, Inc. (“EVO, Inc.” or the “Company”) is a Delaware corporation whose “primary asset” is its ownership of approximately 31.3% of the membership interests of EVO Investco, LLC (“EVO, LLC”) as of September 30, 2018.  EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO and to carry on the business of EVO, LLC. On September 20, 2018, EVO, Inc. completed a secondary offering (the “Secondary Offering”), which consisted of the issuance of 8,075,558 shares of Class A common stock.  EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by the Group.

The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across North America and Europe. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout North America and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection, and chargeback services. As of September 30, 2018, the Company serviced over 550,000 merchants, had the ability to process across 50 markets and operated two reportable segments: North America and Europe.

Since 2012, the Company has acquired and established various interests in entities that expanded the Company’s presence in North America and Europe. Most of these acquisitions were financed by an increase in the Company’s bank credit facilities.

(b)Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2018, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the unaudited condensed consolidated statement of changes in equity for the nine months ended September 30, 2018, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on May 24, 2018 for the offering of Class A common stock (the “Class A common stock”). See Note 15, “Shareholders’ Equity,” to the unaudited condensed consolidated financial statements for information regarding the Reorganization Transactions and the IPO.

Effective September 30, 2018, the Company has separately presented settlement lines of credit amounts on the unaudited condensed consolidated balance sheet.  These settlement lines of credit were previously presented as a component of the current portion of long-term debt. Prior year amounts have been reclassified to conform to the current period’s presentation.

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

Accordingly, actual results could differ from those estimates. Estimates are used for accounting purposes including, but not limited to, calculating redeemable non-controlling interests, calculating income taxes, and calculating the valuation of long-lived assets.

(c)Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. As sole managing member of EVO, LLC, the Company exerts control over the Group. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, EVO, Inc. consolidates the Group’s unaudited condensed consolidated financial statements and records the interests in EVO, LLC that it does not own as non-controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

(d)Cash and Cash Equivalents and Merchant Reserves

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less when acquired. Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the day following receipt in satisfaction of the settlement process.  Included in cash and cash equivalents are merchant reserve cash balances, which represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements (“Merchant Reserves”). While this cash is not restricted in its use, the Company believes that maintaining the Merchant Reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of September 30, 2018, and December 31, 2017, Merchant Reserves were $105.5 million and $111.3 million, respectively.

(e)Earnings Per Share

Basic earnings per Class A common stock is computed by dividing the net income attributable to EVO, Inc. by the weighted average number of Class A common stock outstanding from May 23, 2018 to September 30, 2018. Diluted earnings per Class A common stock is calculated by dividing the net income attributable to EVO, Inc. by the diluted weighted average Class A common stock outstanding during the period, which includes stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and common membership interest of EVO, LLC (“LLC Interests”) corresponding to each Class C common share and Class D common share that are convertible into shares of Class A common stock for the period after the closing of the IPO, excluding anti-dilutive securities. The dilutive effect of outstanding share-based compensation awards, if any, is reflected in diluted earnings per Class A common stock by application of the treasury stock method or if-converted method, as applicable. Refer to Note 2, “Earnings Per Share,” for further information.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

A summary of these amounts are as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Settlement processing assets:
Receivable from card networks	$394,583	$342,803
Receivable from merchants	109,446	96,466
Totals	$504,029	$439,269

Settlement processing obligations:
Settlement liabilities	$(453,799)	$(372,642)
Merchant reserves	(105,503)	(111,876)
Totals	$(559,302)	$(484,518)

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

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. Revenue from the sale of these products is recognized when goods are shipped and title passes to the customer. Revenue from the rental of electronic POS equipment is recognized monthly as earned. These revenues are presented in “Processing and other revenue” in the below table and totaled $10.8 million and $9.9 million for the three months ended September 30, 2018 and 2017, respectively.  These revenues totaled $32.1 million and $29.4 million for the nine months ended September 30, 2018 and 2017, respectively. Such rental arrangements are considered multiple element arrangements. The Company follows guidance in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. However, because the non-processing elements are primarily accounted for as rentals with a similar delivery pattern, the elements have the same revenue recognition timing. Commissions, payable to referral and reseller partners, are recognized as incurred.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Processing and other revenue	$488,564	$455,851	$1,409,569	$1,283,223
Interchange and card network fees	(282,823)	(264,095)	(820,328)	(746,778)
Subtotal	205,741	191,756	589,241	536,445
Commissions	(43,345)	(40,273)	(123,985)	(119,083)
Card network processing costs and other	(17,638)	(18,837)	(51,325)	(51,197)
Revenue	$144,758	$132,646	$413,931	$366,165

(h)Share-Based Compensation

The Company accounts for share-based compensation transactions with employees in accordance with ASC 718, Compensation: Stock Compensation. ASC 718 requires a share-based compensation transaction with employees to be measured based on the fair value of the awards issued. The Company granted equity awards prior to the IPO.  These awards contained a performance condition contingent on a liquidity event, as well as other metrics.  These awards were modified on the IPO date by the compensation committee of the board of directors and the modified awards were fair valued on that date based on the IPO price per share of Class A common stock. The majority of these awards were fully time-vested; the Company recorded compensation expense to fully recognize the life to date value of these awards. With respect to equity awards issued as compensation in connection with the Reorganization Transactions and the IPO pursuant to the 2018 Omnibus Equity Incentive Plan, the fair value of the stock option awards are determined through the application of the Black-Scholes model. The fair value of the RSUs and RSAs was determined based on the IPO per share price or the market price at the time of grant. The fair value of awards granted to employees is expensed based on the vesting conditions of the awards. The Company has elected to recognize forfeitures at the time they occur. Refer to Note 16, “Stock Compensation Plans and Share-Based Compensation Awards,” for further information on the share-based compensation awards.

(i)Recent Accounting Pronouncements

New accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company are adopted as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.  As the Company is considered an emerging growth company under the JOBS Act adoption of new accounting standards will be consistent with private company effective dates.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This update provides clarification and modifies the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of this ASU on the Company’s unaudited condensed consolidated financial statements.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in cash flow presentation practices. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the impact of this ASU and concluded there is no resulting impact to the presentation on the Company’s unaudited condensed consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payments, including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows related to excess tax benefits and employee taxes paid when an employer withholds shares for tax-withholding purposes. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods beginning after December 15, 2018.  Early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company has adopted ASU 2016-09 on a prospective basis effective July 1, 2018. The adoption of this standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In March, April and May 2016, the FASB issued ASU 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers. These updates clarify certain definitions and topics with respect to ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.

As of the date of this filing, the Company has completed its preliminary assessment of the impacts of the standard and has determined that the amount and timing of revenue recognition for its primary contract category, payment processing services, will remain consistent with the amount and timing of revenue recognition under existing GAAP.  Costs to obtain contracts with our customers, which includes certain commissions paid to employees and fulfillment costs, will be capitalized and amortized over the period of benefit under the contract term under the new standard.

The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2019. The Company expects to apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in effect as of the adoption date. Under this method, the Company will not restate the prior consolidated financial statements presented. Therefore, the new standard will require additional disclosures of the amount by which each financial statement line item has been affected in the current reporting period during 2019, as compared to the guidance that was in effect before adoption with an explanation of the reasons for significant changes, if any. The Company continues to evaluate the disclosure requirements under the new standard in order to determine how disclosures about net revenue and related acquisition costs will be impacted.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In July 2018, the FASB issued ASU 2018-10 and 2018-11, Leases. These updates clarify certain definitions and topics with respect to ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases. This standard aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application of this ASU is permitted for all entities. The Company is evaluating the impact of this ASU on the Company’s unaudited condensed consolidated financial statements.

(2)Earnings Per Share

As described in Note 15, “Shareholders’ Equity,” on May 22, 2018, the EVO, LLC Agreement was amended and restated, to, among other things, reclassify all of the then existing membership interests of EVO, LLC into a new single class of common membership interests. Additionally, the Company entered into a series of transactions that resulted in the issuance of Class A common stock, Class B common stock, Class C common stock and Class D common stock to the holders of LLC Interests and commenced the IPO resulting in the public issuance of additional shares of the Company’s Class A common stock (Refer to Note 15, “Shareholders’ Equity,” for further discussion of Reorganization Transactions and the IPO). Earnings per share information for the three and nine months ended September 30, 2018 has been presented on a prospective basis and reflects only the net income (loss) available for holders of Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for the three months ended September 30, 2018 and for the period from May 23, 2018 through September 30, 2018. Earnings per share information prior to May 23, 2018 is not presented since the ownership structure of EVO, LLC is not a common unit of ownership.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the computation of the Company's basic and diluted net income per Class A common share (in thousands, except share and per share data):

	Three Months Ended September 30,	May 23 - September 30
	2018	2018

Numerator:
Net income attributable to EVO Payments, Inc.	$(27,389)	$(10,675)

Denominator:
Weighted average Class A common stock outstanding	18,163,344	17,901,484
Effect of dilutive securities	—	—
Total dilutive securities	18,163,344	17,901,484

Earnings per share:
Basic	$(1.51)	$(0.60)
Diluted	$(1.51)	$(0.60)

Antidilutive securities:
Stock options	2,097,054	2,097,054
RSUs	499,510	499,510
Convertible Class C common stock	2,560,955	2,560,955
Convertible Class D common stock	17,282,930	17,282,930
Unit Appreciation Rights	58,809	58,809

Earnings per share is not separately presented for Class B common stock, Class C common stock and Class D common stock since they have no economic rights to the income or loss of EVO, Inc. Class B common stock is not considered when calculating dilution as this class of common stock may not convert to Class A common stock. Class C common stock and Class D common stock are considered in the dilution calculation as these classes have exchange rights to Class A common stock that could result in additional Class A common stock being issued, however, these shares are currently in a net loss position and are therefore anti-dilutive. Refer to Note 15, “Shareholders’ Equity,” for further information on rights to each class of stock.

(3)Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) that requires the Company to make payments to the Continuing LLC Owners, as defined in Note 15, “Shareholders’ Equity,” that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of EVO, LLC interests for Class A common stock, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. The first payment is due between 95 to 125 days after the filing of the Company’s tax return for the year ended December 31, 2018, which is due April 15, 2019, however, the due date can be extended until October 15, 2019.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the exchange of LLC Interests and shares of Class D common stock for shares of Class A common stock sold in connection with the IPO and Secondary Offering, the Company recorded a deferred tax asset of $49.9 million associated with the increase in tax basis. Payments to the Continuing LLC Owners related to the purchases, the exchanges as described in Note 15, “Shareholders’ Equity,” of the accompanying unaudited condensed consolidated financial statements, will aggregate to approximately $42.4 million, ranging from zero to $3.6 million per year over the next 15 years. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. As of September 30, 2018, the Company’s remaining deferred tax asset and payment liability pursuant to the TRA were approximately $49.9 million and $42.4 million, respectively. The amounts recorded as of September 30, 2018 approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ending December 31, 2018. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets of EVO, LLC as a result of the purchase or exchange of LLC Interests, had there been no tax benefit from the tax basis in the intangible assets of EVO, LLC on the date of the IPO and had there been no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in our tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g. changes to the expected realization of NOLs or changes in tax rates) will be recognized within operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

(4)Acquisitions

2018 Acquisitions

(a)	EVO Payments International Corp. - Canada

In February 2018, a subsidiary of EVO, Inc. acquired the remaining 30% membership interest in EVO Payments International Corp. - Canada (“EVO Canada”) from 7097794 Canada, Inc. for $0.9 million of contingent consideration. This transaction resulted in a reduction to members’ deficit and nonredeemable non-controlling interests of $0.4 million and $0.5 million, respectively. EVO Canada is presented in our North America segment.

(b)	Nationwide Payment Solutions, LLC

In March 2018, a subsidiary of EVO, Inc. acquired the remaining 38% membership interest in Nationwide Payment Solutions, LLC (“NPS”) for an upfront payment of $16.9 million and contingent consideration of $3.8 million to be paid on March 23, 2019. This transaction resulted in a reduction to members’ deficit and nonredeemable non-controlling interests of $20.1 million and $0.6 million, respectively. NPS is presented in our North America segment.

(c)	Liberbank, S.A.

In April 2018, a subsidiary of EVO, Inc. acquired a portion of the merchant acquiring assets of Liberbank, S.A. and Banco de Castilla la Mancha, S.A. for €7.9 million ($9.5 million, based on the foreign exchange rate at the time of the acquisition). This asset acquisition is presented in our Europe segment. Equipment and intangible assets acquired consist of card processing equipment, merchant contract portfolios, marketing alliance agreements, and trademarks with useful lives of 3 years, 5 years, 15 years, and 15 years, respectively.

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

(e)	Federated Payment Systems, LLC/Federated Payment Canada Corp.

On September 28, 2018, a subsidiary of EVO, Inc. completed the acquisition of the remaining 67% of the outstanding membership interests of Federated Payment Systems, LLC (“Federated US”) and 100% of the outstanding shares of Federated Payment Canada Corporation (“Federated Canada”, together with Federated US “Federated”) for $37.1 million.  The total consideration includes an aggregate holdback liability of $0.5 million. Federated maintains diverse sales channels which will complement the Company’s strategic distribution relationships. As a result of this acquisition, the Company recognized goodwill. Federated is presented in our North America segment.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of September 30, 2018. The preliminary purchase price was allocated to Federated’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

Based upon the purchase price, the Company’s understanding of the Federated business and preliminary valuation, the allocation is as follows (in thousands):

Tangible assists acquired	$1,863
Amortizable intangible assets
Trademarks	2,650
Merchant contract portfolios	19,036
Goodwill	23,328
Total assets acquired	46,877

The valuation and estimated useful lives of the intangible assets acquired are provisional and subject to adjustment based upon additional information that the Company is in the process of obtaining.  Intangible assets of $21.7 million have been allocated to amortizable intangible assets consisting of trademarks and merchant contract portfolios, with estimated useful lives of 5 years and 5 years, respectively.

On the date of acquisition, the book value of the investment in Federated US was zero.  The Company recorded a gain on acquisition of unconsolidated investee of $8.7 million to step up carrying value of the investment to fair value as of the acquisition date. The gain on acquisition of unconsolidated investee has been recorded on the unaudited condensed consolidated statements of operations and comprehensive loss.

Goodwill totaling $23.3 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Federated acquisition is deductible for income tax purposes. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated operating results.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2017 Acquisitions

(f)	Sterling Payment Technologies, LLC

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

As of the
acquisition
date
(In thousands)
Cash and cash equivalents	$601
Accounts receivable	945
Prepaid expenses and other	905
Inventory	851
Equipment and improvements	2,711
Amortizable intangible assets
Trademarks	14,400
Internally developed software	7,300
Non-competition agreements	6,200
Merchant contract portfolios	27,300
Marketing alliance agreements	30,200
Accounts payable and accrued expenses	(2,626)
Total net fair value excluding goodwill	88,787
Goodwill	107,978
Total purchase price	$196,765

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(g)	Vision Payments Solutions, LLC

In March 2017, a subsidiary of EVO, Inc. acquired the remaining 25% membership interest in Vision Payments Solutions, LLC (“VPS”) from Vision Payments Solutions, Inc., resulting in a reduction to members’ deficit and nonredeemable non-controlling interests of $0.4 million. VPS is presented in our North America segment.

(h)	Pineapple Payments, LLC

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

(i)Zenith Merchant Services, LLC

In May 2017, a subsidiary of EVO, Inc. acquired the remaining 49% membership interest in Zenith Merchant Services, LLC (“Zenith”) for $9.2 million, inclusive of contingent consideration of $2.8 million. The transaction resulted in an increase to members’ deficit and reduction to nonredeemable non-controlling interests of $6.8 million and $2.4 million, respectively. Zenith is presented in our North America segment.

(5)Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	September 30,	December 31,
	Years	2018	2017
		(In thousands)
Card processing	3-5	$117,817	$102,789
Office equipment	3-5	41,473	37,476
Computer software	3	47,236	38,669
Leasehold improvements	various	16,044	12,764
Furniture and fixtures	5-7	6,160	5,410
Totals		228,730	197,108
Less accumulated depreciation		(127,707)	(106,889)
Foreign currency translation adjustment		908	6,368
Totals		$101,931	$96,587

Depreciation expense related to equipment and improvements was $9.1 million and $7.7 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense related to equipment and improvements was $27.6 million and $22.0 million for the nine months ended September 30, 2018 and 2017, respectively.

In the nine months ended September 30, 2018, equipment and improvements and accumulated depreciation were each reduced by $8.5 million and $7.6 million, respectively, and in the nine months ended September 30, 2017 by $3.4 million and $3.4 million, respectively, primarily related to asset retirements.  The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(6)Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Intangible assets with finite lives:
Merchant contract portfolios:
Gross carrying value	$301,855	$274,780
Accumulated amortization	(131,545)	(113,747)
Accumulated impairment losses	(5,658)	(5,658)
Foreign currency translation adjustment	(25,212)	(26,057)
Net	139,440	129,318

Marketing alliance agreements:
Gross carrying value	191,924	187,758
Accumulated amortization	(44,772)	(35,509)
Accumulated impairment losses	(7,585)	(7,585)
Foreign currency translation adjustment	(14,925)	(15,561)
Net	124,642	129,103

Trademarks, finite-lived:
Gross carrying value	29,931	25,084
Accumulated amortization	(10,141)	(8,485)
Foreign currency translation adjustment	(4,270)	(3,701)
Net	15,520	12,898

Internally developed software:
Gross carrying value	56,940	42,442
Accumulated amortization	(12,736)	(9,760)
Accumulated impairment losses	(9,324)	(9,324)
Foreign currency translation adjustment	(3,623)	(3,247)
Net	31,257	20,111

Non-competition agreements:
Gross carrying value	6,400	6,200
Accumulated amortization	(4,636)	(2,633)
Net	1,764	3,567
Total finite-lived, net	312,623	294,997
Trademarks, indefinite-lived:
Gross carrying value	18,499	18,486
Total intangible assets, net	$331,122	$313,483

Amortization expense related to intangible assets was $11.5 million and $12.1 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was $33.7 million and $33.4 million for the nine months ended September 30, 2018 and 2017, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated amortization expense to be recognized during each of the five years subsequent to September 30, 2018:

Amount
(In thousands)
Years ending:
2018 (remainder for the year)	$16,033
2019	46,772
2020	42,017
2021	37,345
2022	32,390
2023 and thereafter	138,066
Total	$312,623

The following represents net intangible assets by segment:

	September 30,	December 31,
	2018	2017
	(In thousands)
Intangible assets, net:
North America
Merchant contract portfolios	$105,465	$89,045
Marketing alliance agreements	80,295	82,604
Trademarks, finite-lived	4,121	—
Internally developed software	18,261	10,431
Non-competition agreements	1,764	3,567
Trademarks, indefinite-lived	18,499	18,486
Total	228,405	204,133

Europe
Merchant contract portfolios	33,975	40,273
Marketing alliance agreements	44,347	46,499
Trademarks, finite-lived	11,399	12,898
Internally developed software	12,996	9,680
Total	102,717	109,350

Total intangible assets, net	$331,122	$313,483

Goodwill activity for the nine months ended September 30, 2018, in total and by reportable segment, was as follows:

	Reportable Segment
	North
	America	Europe	Total
	(In thousands)
Goodwill, gross, as of December 31, 2017	$196,126	$139,843	$335,969
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2017	196,126	115,552	311,678
Business combinations	34,294	—	34,294
Foreign currency translation adjustment	1,579	(5,456)	(3,877)
Goodwill, net as of September 30, 2018	$231,999	$110,096	$342,095

For the nine months ended September 30, 2018 and 2017, there was no goodwill or long-lived asset impairment.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(7)Related Party Transactions

Some of the board members and officers of EVO, Inc. have partial ownership interests in certain related companies. The Company advances funds to and receives funds from these related companies, incurs commission expense, and sells equipment and services to these companies. The related party commission expense amounted to $4.3 million and $9.8 million for the three months ended September 30, 2018 and 2017, respectively. The related party commission expense amounted to $13.8 million and $30.6 million for the nine months ended September 30, 2018 and 2017, respectively. The sale of equipment and services amounted to less than $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017. The sale of equipment and services amounted to $0.2 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Related party balances consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Receivables from sale of POS devices and peripherals	$1,447	$1,609
Receivables from related companies	876	974
Notes receivable, short term	8	42
Due from related parties, short term	$2,331	$2,625

Notes receivable, long term	923	109
Due from related parties, long term	$923	$109

Liabilities to related companies	4,597	7,847
Due to related parties, short term	$4,597	$7,847

ISO commission reserve	385	675
Due to related parties, long term	$385	$675

Madison Dearborn Partners, LLC (“MDP”), a member of EVO, LLC and shareholder of EVO, Inc., provides the Company with consulting services on an as needed basis.  In addition, the Company will reimburse MDP for certain out of pocket expenses. MDP primarily provides consulting services related to business development, financing matters, and potential acquisition activities. The Company reimbursed less than $0.1 million in expenses to MDP for the three and nine months ended September 30, 2018 and less than $0.1 million and $5.7 million for the three and nine months ended September 30, 2017, respectively.

Additionally, the Company provides certain treasury, payroll, tax preparation and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. The expense related to these services was less than $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. The expense related to these services was $0.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017.  In connection with the IPO, the Company paid Blueapple $2.4 million in satisfaction of obligation to pay any further commissions to Blueapple and all such future revenue will be retained by the Company.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company provided card-based processing services and risk assessment to Federated Payment Systems, LLC (“Federated US”) in the ordinary course of business. The Company also held a one-third ownership position in Federated US, while JGRG Equities, LLC, an entity wholly owned by relatives of the Company’s chairman, and an unrelated third party each also held a one-third ownership position prior to the Federated acquisition as described in Footnote 4. The Company received a nominal fee for providing services to Federated US. The Company had a right to hold a reserve on Federated US’s merchant transaction proceeds to secure potential losses the Company may have incurred in connection with the services it provided to Federated US. For the three months ended September 30, 2018 and 2017, the Company received $0.1 million in revenues in connection with providing services to Federated US. For the nine months ended September 30, 2018 and 2017, the Company received $0.4 million in revenues in connection with providing services to Federated US.

EVO, LLC also relied on Federated Canada to provide certain marketing services to the Company’s business in Canada. While the Company did not hold a direct ownership interest in Federated Canada, the Company’s chairman held a one third interest in Federated Canada position prior to the Federated acquisition as described in Footnote 4. For the three months ended September 30, 2018 and 2017, the Company paid $1.9 million and $2.3 million, respectively in fees to Federated Canada for these services. For the nine months ended September 30, 2018 and 2017, the Company paid $5.8 million and $6.4 million, respectively in fees to Federated Canada for these services.

Due to the acquisition of Federated on September 28, 2018, all accrued liabilities have been excluded from the schedule above as this activity will now eliminate in consolidation.  Prior period amounts continue to reflect balances between the Company and Federated as related party.

The Company leases office space located at 515 Broadhollow Road in Melville, New York for $0.1 million per month from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman.

Receivables from related companies include amounts receivable from members of EVO, LLC and shareholders of the Company of $0.6 million and $0.8 million and receivables from minority held affiliates of $0.7 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively. In connection with the vesting of the Class A restricted shares, the Company issued loans to certain employees for the purposes of paying withholding taxes. As of September 30, 2018, the amount outstanding for loans to certain employees was $0.9 million.

The Company, through one wholly owned subsidiary and one minority held affiliate, conducts business under ISO agreements with a relative of the Company’s chairman pursuant to which the relative provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the related party. For the three months ended September 30, 2018 and 2017, the Company paid $0.1 million for commissions paid related to this activity. For the nine months ended September 30, 2018 and 2017, the Company paid $0.4 million and $0.2 million, respectively, for commissions paid related to this activity.

NFP is the Company’s benefit broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers maintains a minority ownership interest in NFP. For the three months ended September 30, 2018 and 2017, the Company paid less than $0.1 million in commissions and other expenses to NFP. For the nine months ended September 30, 2018 and 2017, the Company paid $0.1 million and $0.2 million, respectively, in commissions and other expenses to NFP.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(8)Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the nine months ended September 30, 2018, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2018 results. Therefore, the Company recorded a tax expense for the nine months ended September 30, 2018 based on its actual effective tax rate for the nine months ended September 30, 2018.

The Company’s effective tax rate (“ETR”) was 388.5% and (11.1)% for the three and nine months ended September 30, 2018, respectively. The effective tax rate for the three and nine months ended September 30, 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners and not to the Company itself. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners, including the Company.

The Company’s deferred tax asset increased from December 31, 2017 to September 30, 2018 primarily due to the increase in the tax basis of the assets of EVO, LLC as a result of the Reorganization Transactions and exchanges of EVO, LLC interests for Class A common stock of the Continuing LLC Owners.

The Company’s ETR was (114.0)% and (88.8)% for the three and nine months ended September 30, 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2017 differs from the statutory federal rate primarily due to foreign income taxes. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred over the preceding twelve month period ended September 30, 2018 in certain jurisdictions.  Such objective evidence limits the ability to consider other subjective evidence such as our projections of future growth.  On the basis of this assessment, valuation allowances were established in prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.  Based on our assessment, no material changes to our valuation allowances were recorded during the nine months ended September 30, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) the acceleration of expensing certain business assets; (3) further limiting deductibility of executive compensation; (4) additional limitations on the deductibility of interest expense; and (5) limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years ending after December 31, 2017.

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

(9)Long-Term Debt and Lines of Credit

Credit Facility

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

On October 24, 2017, the Company entered into an incremental amendment agreement to upsize the existing first lien revolver from $100.0 million to $135.0 million. On April 3, 2018, the Company entered into a second incremental amendment agreement to the first lien credit facility, which increased the existing term loan credit facility by $95.0 million to $665.0 million.  As a result of this second incremental amendment, $0.9 million in existing deferred financing was expensed as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is classified as other expense in the unaudited condensed consolidated statements of operations and comprehensive loss. On May 25, 2018, the Company paid in full the second lien term loan in the amount of $178.2 million including $1.5 million of accrued interest and $1.8 million of prepayment penalty.

On June 14, 2018, the Company entered into a restatement agreement (the “Restatement Agreement”) whereby the syndicate lenders agreed to replace their existing term loans with replacement term loans. In addition, the Restatement Agreement increased the first lien revolver by $65.0 million to $200.0 million and extended the maturity date of the first lien revolver to June 14, 2023. As a result of the Restatement Agreement, $1.2 million in existing deferred financing costs were expensed as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is classified as other expense in the unaudited condensed consolidated statements of operations and comprehensive loss. EVO, LLC utilized the net proceeds from the Secondary Offering to pay down the Senior Secured Credit Facilities first lien revolver and to pay the installment payment on the Senior Secured Credit Facilities first lien term loan which was paid on September 27, 2018.

The Senior Secured Credit Facilities provide the Company with the capacity to support both domestic and international growth, as well as fund general operating needs. The loans under the Senior Secured Credit Facilities bear interest, at the Company’s election, at the prime rate or London Interbank Offered Rate (LIBOR), plus leverage based margin. Under the Restatement Agreement, the lenders agreed to reduce the applicable leverage based margins.  As of September 30, 2018, the loans under the Senior Secured Credit Facilities had an interest rate of 7.00% for revolving credit facility loans, 5.49% for first lien term loans. The Senior Secured Credit Facilities requires quarterly principal payments of the first lien secured credit facility of $1.6 million commencing on June 30, 2018 through September 30, 2023. The revolving credit facility and first lien term loan mature on June 14, 2023 and December 22, 2023, respectively.

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

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of September 30, 2018 and 2017, the Company was in compliance with all its financial covenants.

In conjunction with the acquisition of Sterling, a subsidiary of the Company agreed to a deferred purchase price of $70.0 million which accrued interest at a rate of 5% per annum and was payable in quarterly installments of $5.0 million, plus accrued and unpaid interest. In May 2018, the Company paid in full the outstanding balance of $57.4 million of the Sterling deferred purchase price, utilizing proceeds from the IPO and funds drawn from the revolving credit facility of $4.8 million.

Long-term debt consists of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
First lien term loan	$656,404	$566,075
Second lien term loan	—	175,206
First lien revolver	39,212	44,632
Deferred purchase price	—	68,720
Letter of credit	—	1,000
Less debt issuance costs	(13,656)	(19,679)
Total long-term debt	681,960	835,954
Less current portion of long-term debt	(7,416)	(75,008)
Total long-term debt, net of current portion	$674,544	$760,946

Principal payment requirements on the above obligations in each of the years remaining subsequent to September 30, 2018 are as follows:

Amounts
(In thousands)
Years ending December 31:
2018 (remainder of the year)	$2,461
2019	6,593
2020	6,593
2021	6,593
2022	6,593
2023 and thereafter	666,783
$695,616

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Settlement Lines of Credit

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature.  During the nine months and year ended September 30, 2018 and December 31, 2017, respectively, the Company entered into the following settlement lines of credit.

On December 1, 2017, a subsidiary of the Company entered into a revolving line of credit facility with Deutsche Bank A.G., as the lender, and EVO, LLC, as the guarantor.  The facility provides the Company with access to settlement related funding.  Under the facility, the Company can withdraw up to the lesser of $35.0 million or 90% of the aggregate dollar amount of eligible settlement receivables due.  The loans drawn under the facility bear interest at the prime rate plus 1.5%. At September 30, 2018, this interest rate was 6.75%.  The loans drawn under the facility do not have a maturity date. As of September 30, 2018 and December 31, 2017, the loan amounts drawn under the facility were $14.4 million and $12.6 million, respectively.

On December 19, 2017, a subsidiary of the Company entered into a revolving line of credit facility with Wells Fargo Bank N.A., as the lender, and EVO, LLC, as the guarantor.  The facility provides the Company with access to settlement related funding.  Under the facility, the Company can withdraw up to $10.0 million.  On May 29, 2018, the Company entered into an incremental amendment agreement to the revolving line credit facility, pursuant to which the maximum amount that can be withdrawn was increased to $15.0 million.  The loans drawn under the facility bear interest at the prime rate plus 1.0%.  At September 30, 2018, this interest rate was 6.25%.  The loans drawn under the facility mature on December 19, 2018. As of September 30, 2018 and December 31, 2017, the loan amounts drawn under the facility were $11.2 million and $9.9 million, respectively.

On September 6, 2018, a subsidiary of the Company entered into an overdraft facility with PKO Bank Polski, as the lender, and Centrum Elektronicznych Uslug Platniczych eService Sp. z o. o. (“eService”) and EPI, as the guarantors.  The facility provides the Company with access to settlement related funding.  Under the facility, the Company can withdraw up to CZK 100.0 million.  The loans drawn under the facility bear interest at the Prague Interbank Offered Rate (“PRIBOR”) plus 1.5%. At September 30, 2018, this interest rate was 2.87%.  The loans drawn under the facility have a maturity date of September 9, 2019. As of September 30, 2018, the loan amount drawn under the facility was less than $0.1 million.

(10)Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash investing and financing activities are as follows for the nine months ended September 30, 2018 and 2017:

	2018	2017
	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$37,819	$42,617
Income taxes paid, net of refunds	5,672	8,249

Supplemental disclosure of noncash investing and financing activities:
Contingent consideration payable	6,400	3,564
Contingent consideration settled with the issuance of Class A common stock	771	—
Deferred purchase price	$—	$71,200

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(11)Redeemable Non-controlling Interests

The Company owns 66% of eService, the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski, beginning on January 1, 2018, has the option to compel the Company to purchase 14% of the shares of eService held by PKO Bank Polski, at a price per share based on their fair value. Commencing on January 1, 2020, PKO Bank Polski may exercise an option to sell all of its remaining shares of eService to the Company. Because this option is not solely within the Company’s control, the Company has classified this interest as a redeemable non-controlling interests (“RNCI”) and reports the redemption value in the mezzanine section of the unaudited condensed consolidated balance sheets. On a recurring basis, the RNCI will be reported at redemption value with a corresponding adjustment to accumulated deficit, which represents fair value.

As of September 30, 2018, EVO, Inc. owns 31.3% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale of notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“NASDAQ”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value in the mezzanine section of the unaudited condensed consolidated balance sheets and will be reported at redemption value with a corresponding adjustment to accumulated deficit, which represents fair market value, on a recurring basis.

The following table details the components of RNCI for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	Pre-IPO	Post-IPO
	May 23,	September 30,	December 31,
	2018	2018	2017
	(In thousands)
Beginning balance	$148,266	$689,569	$100,530
Acquired redeemable non-controlling interests	—	—	—
Net income attributable to redeemable non-controlling interests - eService	1,291	2,794	5,465
Net income attributable to redeemable non-controlling interests - Blueapple	—	(27,853)	—
Gain (loss) on OCI - eService	(2,104)	(1,355)	10,662
Gain (loss) on OCI - Blueapple	—	544	—
Legacy accumulated deficit allocation	(150,485)	—	—
Legacy AOCI allocation	(39,404)	—	—
Increase (decrease) in the maximum redemption amount of
redeemable non-controlling interests - eService	—	9,742	34,985
redeemable non-controlling interests - Blueapple	735,775	296,839	—
Distributions - eService	(3,770)	(1,004)	(3,376)
Ending balance	$689,569	$969,276	$148,266

As a result of the above activity, the RNCI attributable to eService and Blueapple were $153.9 million and $815.4 million as of September 30, 2018, respectively, and $128.5 million and zero as of December 31, 2017, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(12)Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	September 30, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$103,987	$—	$—	$103,987
Contingent consideration	—	—	8,075	8,075
Redeemable non-controlling interests - Blueapple	—	—	815,417	815,417
Redeemable non-controlling interests - eService	—	—	153,859	153,859
Total	$103,987	$—	$977,351	$1,081,338

	December 31, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$110,537	$—	$—	$110,537
Contingent consideration	—	—	3,957	3,957
Redeemable non-controlling interests - Blueapple	—	—	—	—
Redeemable non-controlling interests - eService	—	—	148,266	148,266
Total	$110,537	$—	$152,223	$262,760

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

In the determination of the fair value of the RNCI in eService, the Company used an income approach based on internal forecasts of expected future cash flows. Significant unobservable inputs included the Weighted Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 17.5%, based on the markets in which the business operates and growth rate used within the future cash flows, which were between 3.0% and 25.6%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. RNCI related to the Blueapple ownership of EVO, LLC is classified as Level 3.  While the fair value is primarily derived from the fair value of EVO, Inc.’s closing stock price on the last day of the period, the Company applied a discount of 5% for lack of marketability resulting from the lock-up period, which prevents Blueapple from exercising its put option for six months from the IPO date.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The carrying amounts of receivables, settlement, due from related parties, due to related parties, settlement lines of credit, long-term debt and deferred cash considerations associated with acquisitions, approximate their fair value given the short-term nature or bearing at market interest rate value approximating carrying value. Visa preferred shares are carried at cost. The estimated fair value of the Visa preferred shares of $28.4 million as of September 30, 2018 is based upon inputs classified as Level 3 of the fair value hierarchy using the fair value of Visa preferred shares as of September 30, 2018 and disclosed conversion factor as of September 30, 2018, inclusive of a discount rate due to the lack of liquidity, which represents a measure of fair value that are unobservable or require management’s judgement.

(13)Commitments and Contingencies

(a)	Leases

As of September 30, 2018, the Company is obligated under various non-cancelable operating leases, the last of which expires in 2036. Minimum annual lease payments in each of the years subsequent to September 30, 2018 are as follows:

Amount
(In thousands)
Years ending December 31:
2018 (remainder of year)	$1,939
2019	7,793
2020	6,894
2021	5,865
2022	4,834
2023 and thereafter	16,842
Total	$44,167

Rent expense, inclusive of real estate taxes, utilities, and maintenance incurred under operating leases totaled $3.8 million and $3.3 million for the three months ended September 30, 2018 and 2017, respectively, and is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Rent expense, inclusive of real estate taxes, utilities, and maintenance incurred under operating leases totaled $11.2 million and $9.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(14)Segment Information

Information on segments and reconciliations to revenue and net income attributable to the shareholders of EVO, Inc. and members of EVO, LLC are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Segment revenue:
North America	$79,487	$75,042	$232,687	$216,956
Europe	65,271	57,604	181,244	149,209
Revenue	$144,758	$132,646	$413,931	$366,165

Segment profit:
North America	$30,962	$21,372	$73,616	$57,009
Europe	15,985	16,101	42,657	41,495
Total segment profit	46,947	37,473	116,273	98,504
Corporate	(8,518)	(8,923)	(31,879)	(19,065)
Depreciation and amortization	(20,488)	(19,806)	(61,308)	(55,479)
Net interest expense	(10,076)	(15,626)	(45,831)	(45,565)
Provision for income tax expense	(32,155)	(5,377)	(7,974)	(14,734)
Share-based compensation expense	(2,021)	—	(53,284)	—
Net loss attributable to EVO Investco, LLC		$(12,259)		$(36,339)
Net (loss) income attributable to non-controlling interest of EVO Investco, LLC	(1,078)		73,328
Net income attributable to EVO Payments, Inc.	$(27,389)		$(10,675)

Capital expenditures:
North America	$7,010	$2,944	$19,802	$8,029
Europe	5,983	7,295	19,161	16,360
Consolidated total capital expenditures	$12,993	$10,239	$38,963	$24,389

For the purpose of discussing segment operations, the Company refers to “segment profit” which is segment revenue less (1) segment expenses plus (2) segment income from unconsolidated investees plus (3) segment other income, net less (4) segment non-controlling interests of EVO, LLC consolidating entities. The expenses related to certain Company-wide governance functions, depreciation and amortization, and EVO, LLC non-controlling interests are not allocated to segments; they are reported in the captions “Corporate” and “Net income attributable to non-controlling interest of EVO Investco, LLC”, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Information on segments and reconciliations to total assets are as follows:

	September 30,	December 31,
Segment total assets:	2018	2017
North America	$1,138,628	$1,010,859
Europe	553,441	497,439
Total assets	$1,692,069	$1,508,298

Revenue from external customers is attributed to individual countries based on the location where the relationship is managed. For the three months ended September 30, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenues, were 37.1%,  24.1%, and 19.0%, respectively.  For the three months ended September 30, 2017, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 37.0%,  19.5%, and 22.8%, respectively. For the nine months ended September 30, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 35.7%,  24.2%, and 19.9%, respectively.  For the nine months ended September 30, 2017, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 39.4%,  21.4%, and 19.8%, respectively. For the three and nine months ended September 30, 2018 and 2017, there is no one customer that represents more than 10% of revenue in the segments.

(15)Shareholders’ Equity

Structure prior to the Reorganization Transactions

Prior to the completion of the Reorganization Transactions, EVO, LLC had limited liability company interests outstanding in the form of Class A units, Class B units, Class C units, Class D units and Class E units. EVO, LLC also granted unit appreciation rights (“UARs”) awards to certain of its officers and certain current and former employees. Immediately prior to the completion of the Reorganization Transactions, the limited liability company interests of EVO, LLC were beneficially owned as set forth below. The percentage of economic interest in EVO, LLC set forth below is based on a hypothetical liquidation of EVO, LLC based on the IPO price per share of $16.00 and the underwriting discounts and commission paid in the IPO.

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

•

The Company issued 15,433,333 shares of our Class A common stock (which includes 2,100,000 shares issued on May 30, 2018 upon exercise of the underwriters option to purchase additional shares of our Class A common stock granted in connection with the IPO), and the selling stockholder sold 666,667 shares of our Class A common stock to investors in the IPO.

•

The Company issued 554,299 shares of our Class A common stock to members of our management and certain of our current and former employees upon conversion of the outstanding unit appreciation rights awards held by these individuals (and were deemed to have made a related capital contribution to EVO, LLC in exchange for LLC Interests corresponding to these shares of Class A common stock). Each of these shares of our Class A common stock (and the corresponding LLC Interests) are subject to the same vesting requirements as the related unit appreciation rights awards (without further acceleration as a result of the IPO), except that the Company waived all vesting requirements for performance-based unit appreciation rights awards and performance-based forfeiture requirements applicable to all unit appreciation awards in connection with these Reorganization Transactions. Members of our management and our current and former employees held 63,452 shares of Class A common stock subject to vesting, and 490,847 shares of Class A common stock which was fully vested immediately subsequent to the Reorganization Transactions. Any shares of Class A common stock subject to vesting as described above will be entitled to vote and receive dividends prior to vesting; any dividends received will be paid upon vesting and will be forfeited if the related shares of Class A common stock are forfeited.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•

The Company issued 48,218 shares of our Class A common stock to certain sellers of Zenith in satisfaction of a portion of a contingent payment obligation in connection with an acquisition of the remaining interest in a joint venture the Company completed in May 2017.

•

The Company issued 35,913,538 shares of our Class B common stock to Blueapple for nominal consideration on a one-to-one basis with the number of LLC Interests it owned, which will provide for 15.9% of the combined voting power in EVO, Inc. until the earlier of (1) the third anniversary of the consummation of the IPO and (2) the date on which Blueapple no longer beneficially owns LLC Interests in EVO, LLC equal to or greater than 3% of the outstanding economic interest in EVO, LLC. As a result, the Company allocated 53.2% of the member’s deficit and accumulated loss that existed at the time of the reorganization to redeemable non-controlling interests.

•

The Company issued 2,560,955 shares of our Class C common stock to our executive officers for nominal consideration on a one-to-one basis with the number of LLC Interests they own, which provide holders 3.5 votes per share. The voting rights associated with our Class C common stock are capped so that the aggregate voting power of all shares of Class C common stock outstanding, when taken together with any shares of Class A common stock that are subject to vesting or forfeiture held by employees or directors of the Company, will not exceed 20% of the combined voting power in the Company. Each share of our Class C common stock will be automatically converted into a share of our Class D common stock upon the earliest of (1) the third anniversary of the consummation of the IPO or (2) the date on which the holder’s employment with the Company is terminated. In combination with Class D common stock, 46.8% of the member’s deficit and accumulated loss that existed at the time of the reorganization was allocated to nonredeemable non-controlling interests.

•

The Company issued 24,305,155 shares of our Class D common stock to MDP and to certain current and former employees for nominal consideration on a one-to-one basis with the number of LLC Interests they own, which will provide one vote per share. In combination with Class C common stock, 46.8% of the member’s deficit and accumulated loss that existed at the time of the reorganization was allocated to nonredeemable non-controlling interests.

•

The Company granted certain equity awards to our executive officers, directors and certain employees (“IPO Grant”) in connection with the completion of the IPO. These grants consisted of 503,795 restricted stock units and 2,115,625 options to purchase shares of Class A common stock. Refer to Note 16, “Stock Compensation Plans and Share-Based Compensation Awards,” for discussion of the impact of the IPO Grant.

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

•	EVO, LLC incurred fees and expenses related to the Reorganization Transactions of $10.3 million.
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
•

The investors collectively owned 92.8% of our outstanding Class A common stock, consisting of 16,100,000 shares of our Class A common stock, representing 26.8% of the combined voting power in the Company.

•	Blueapple, through its ownership of all of our outstanding Class B common stock, owned 15.9% of the combined voting power in the Company.
•

Our executive officers collectively owned 0.9% of our outstanding Class A common stock, consisting of 134,707 shares of Class A common stock, and 100% of our Class C common stock, which consisted of 2,560,955 shares of our Class C common stock. Certain of our current and former employees also collectively owned 2.0% of our outstanding Class A common stock, consisting of 306,545 shares of Class A common stock, and 7.6% of our outstanding Class D common stock, consisted of 1,843,677 shares of Class D common stock. Collectively, our executive officers held shares of our common stock which represented 15.2% of the combined voting power in the Company, and our current and former employees held shares of our common stock which represented 3.6% of the combined voting power in the Company.

•

MDP owned 92.4% of our outstanding Class D common stock, which consisted of 22,461,478 shares of our Class D common stock, and 3.8% of our outstanding Class A common stock, which consisted of 652,500 shares of Class A common stock, which represented 38.4% of the combined voting power in the Company.

•	EVO, Inc. owned 17,355,899 LLC Interests, which represented 21.6% of the LLC Interests.
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

•

Continuing LLC Owners (other than Blueapple) have an exchange right providing that, upon receipt of an exchange notice from such Continuing LLC Owners, the Company will exchange the applicable LLC Interests from such Continuing LLC Owners for newly issued shares of our Class A common stock on a one-for-one basis pursuant to the Exchange Agreement. Upon our receipt of such an exchange notice, the Company may elect, at our option (determined solely by our independent directors (within the meaning of the rules of NASDAQ)) who are disinterested, to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that such Continuing LLC Owners consents to any election by us to cause EVO, LLC to redeem the LLC Interests. In the event that Continuing LLC Owners do not consent to an election by us to cause EVO, LLC to redeem the LLC Interests, the Company is required to exchange the applicable LLC Interests for newly issued shares of Class A common stock.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•

If the Company elects to cause EVO, LLC to redeem LLC Interests in lieu of pursuing a public offering or exchanging LLC Interests for newly issued shares of our Class A common stock, the Company will offer the other Continuing LLC Owners the right to have their respective LLC Interests redeemed in an amount up to such person’s pro rata share of the aggregate LLC Interests to be redeemed. The Company  will not be required to redeem any LLC Interests from Blueapple or any other Continuing LLC Owners in response to a sale notice from Blueapple if the Company elects to pursue, but is unable to complete, a public offering of shares of our Class A common stock.

•

Continuing LLC Owners also received certain registration rights pursuant to the Registration Rights Agreement. MDP received customary demand registration rights that require the Company to register shares of Class A common stock held by it, including any Class A common stock received upon our exchange of Class A common stock for its LLC Interests. All Continuing LLC Owners (other than Blueapple) received customary piggyback registration rights, which includes the right to participate on a pro rata basis in any public offering the Company conducts in response to our receipt of a sale notice from Blueapple. In addition, the Company agrees to maintain a registration statement with respect to the issuance of the Class A common stock to be issued in exchange for any outstanding LLC Interests pursuant to any exchange under the Exchange Agreement. Blueapple will also have the right, in connection with any public offering the Company conduct (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that the Company uses its commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and use the net proceeds therefrom to purchase a pro rata portion of its LLC Interests.

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

Secondary offering

On September 20, 2018, the Company consummated the Secondary Offering of an aggregate 8,075,558 shares of Class A common stock at a price of $24.50 per share. The Secondary Offering consisted of 7,000,000 shares of Class A common stock offered and sold by the Company, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) from affiliates of MDP (including through the purchase and exercise of a portion of the call option held by MDCP VI-C), and 22,225 shares of Class A common stock offered and sold by certain individual selling stockholders.  The shares of Class A common stock offered and sold by the selling stockholders were issued by the Company pursuant to the rights of these selling stockholders to exchange an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) for shares of Class A common stock.  The Company also offered and sold 1,053,333 shares of Class A common stock as part of an option granted to the underwriters to purchase additional shares of Class A common stock in the Secondary Offering (the “Underwriter Option”).

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company did not receive any proceeds from the sale of shares of Class A common stock offered by Company, other than shares sold upon exercise of the Underwriter Option. The Company received net proceeds of $25.0 million from the sale of 1,053,333 shares of Class A common stock sold to the underwriter upon exercise of the Underwriter Option and used these proceeds to purchase an equivalent number of LLC Interests directly from EVO, LLC at a purchase price per LLC Interest equal to the public offering price per share of Class A common stock less underwriting discounts and commissions paid. EVO, LLC utilized the net proceeds from the Secondary Offering to pay down the Senior Secured Credit Facilities first lien revolver and to pay the installment payment on the Senior Secured Credit Facilities first lien term loan which was paid on September 27, 2018.

Following the Secondary Offering:

•	Outstanding Class A common stock consisted of 25,429,606 shares of the Class A common stock, representing 41.4% of the combined voting power in the Company.
•	Blueapple, through its ownership of all of the outstanding Class B common stock, possessed 15.9% of the combined voting power in the Company.
•

Our executive officers collectively held 0.7% of the outstanding Class A common stock, consisting of 179,540 shares of Class A common stock, and 100% of the Class C common stock, consisting of 2,560,955 shares of the Class C common stock. Certain of the current and former employees (other than executive officers) also collectively held 1.6% of the outstanding Class A common stock, consisting of 400,308 shares of Class A common stock, and 10.5% of our outstanding Class D common stock, consisting of 1,821,452 shares of Class D common stock. Collectively, the executive officers hold shares of the common stock representing 14.9% of the combined voting power in the Company, and the current and former employees hold shares of the common stock representing 0.7% of the combined voting power in the Company.

•

MDP held 89.5% of the outstanding Class D common stock, consisting of 15,461,478 shares of the Class D common stock, and 2.6% of the outstanding Class A common stock, consisting of 652,500 shares of Class A common stock, representing 26.2% of the combined voting power in the Company.

•	EVO, Inc. held 25,370,797 LLC Interests, representing 31.3% of the LLC Interests.

(16)Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the 2018 Plan, which the Company adopted in conjunction with its IPO.  The 2018 Plan became effective on May 22, 2018.  A total of 7,792,162 shares of our Class A common stock are reserved for issuance under the 2018 Plan.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Share-based compensation expense	$1,758	$—	$53,893	$—
Income tax benefit	$68	$—	$3,914	$—

For share-based compensation awards, the Company recognized share-based compensation expense of $1.8 million and $53.9 million during the three and nine months ended September 30, 2018.  No share-based compensation expense was recognized for the three and nine months ended September 30, 2017. The share-based compensation award plans provide for accelerated vesting under certain conditions.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Class D awards

The Company modified the Class D awards in connection with the IPO. All vesting conditions, with the exception of the consummation of a liquidity event, were waived as a result of the modification, including performance and service vesting conditions.  On the modification date, the Company recorded share-based compensation expense based on the modification date fair value of $16.00 per share.  As a result share-based compensation expense of $42.8 million was recognized for the nine months ended September 30, 2018 for the Class D awards, which represented the vesting of all 2,672,666 awarded shares. Prior to the consummation of the IPO, no liquidity event was probable and as such no share-based compensation expense had previously been recognized for these awards.  On the modification date there were 15 employees or former employees who held Class D awards. All Class D awards granted and vested have a weighted average grant date fair value of $16.00.

Unit appreciation rights/Restricted stock awards

The Company assumed the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and issued shares of Class A common stock to members of our management and our current and former employees upon conversion of the outstanding UARs held by these individuals at the consummation of the IPO, resulting in newly issued RSAs.  In connection with the assumption of the UAR Plan and issuance of Class A common stock, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of $16.00 per share.  As a result, share-based compensation expense of $0.3 million and $9.0 million was recognized for the three and nine months ended September 30, 2018 for the RSAs. As of the IPO, 543,323 awarded shares vested and 52,476 of those awards were surrendered for tax obligations.  Prior to the consummation of the IPO, no liquidity event was probable and as such no share-based compensation expense had been recognized for these awards.  On the modification date, there were 35 employees and former employees who held UARs.  Immediately subsequent to the IPO, there were 63,452 unvested RSAs outstanding.  During the period subsequent to the IPO, 4,125 awarded shares vested and 518 awards were forfeited.  As of September 30, 2018, there are 58,809 unvested awards with unrecognized share-based compensation expense of $0.7 million.  All RSAs granted, vested, forfeited, and unvested have a weighted average grant date fair value of $16.00.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $0.6 million and $0.8 million for the three and nine months ended September 30, 2018.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number outstanding	Weighted average fair value

Balance at December 31, 2017	—	$—
Granted	522	16.19
Vested	—	—
Forfeited	(4)	16.00
Balance at September 30, 2018	518	$16.19

As of September 30, 2018, total unrecognized share-based compensation expense related to outstanding RSUs was $7.6 million.  Each RSU vests in equal annual vesting installments over a period of four years from the grant date and will settle in Class A common stock.  The weighted average period outstanding for unvested RSUs is 3.5 years.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock options

The Company recognized share-based compensation expense for the stock options granted of $0.9 million and $1.3 million for the three and nine months ended September 30, 2018.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number outstanding	Weighted average fair value

Balance at December 31, 2017	—	$—
Granted	2,140	6.84
Exercised	—	—
Forfeited	(19)	6.68
Balance at September 30, 2018	2,121	$6.84

As of September 30, 2018, total unrecognized share-based compensation expense related to unvested stock options was $13.1 million. The weighted average period outstanding for unvested stock options is 3.6 years. Each stock option vests in equal annual installments over a period of four years from grant date, and stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018

Expected life (in years)	7.00	7.00
Weighted average risk-free interest rate	2.89%	3.04%
Expected volatility	33.99%	34.28%
Dividend yield	0.00%	0.00%
Weighted average fair value at grant date	$9.23	$6.84

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

On October 16, 2018, a subsidiary of the Company acquired 100% of the outstanding shares of ClearONE, a leading POS payments platform integrated to over one hundred software solutions serving more than 10,000 merchants across Europe, for €5.4 million ($6.3 million based on the foreign exchange rate at the time of the acquisition).  The Company is in the process of evaluating the fair value of acquired assets resulting from the acquisition.

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

Our business, both domestically and abroad, is supported by partnerships with independent software vendors (“ISVs”) and eCommerce gateway providers which we refer to as our Tech-enabled division. These partnerships function by way of a technical integration between us and the third party in which the third party seamlessly passes information to our systems to streamline the merchant boarding process. We have emerged as a preferred partner for these third-party referral partners because of our ease of integration through our proprietary solutions, high merchant satisfaction levels driven by the quality of our service, the ease and speed of our boarding systems for new merchants, and our consistent and transparent approach to risk and underwriting.

Our business is also supported by our Direct division, which includes long-term, exclusive referral relationships with thirteen leading financial institutions. In the aggregate, these banks represent more than 12,000 branch locations which actively pursue new merchant relationships on our behalf every day. These financial institutions provide us with access to their brands, significantly enhancing our credibility and recognition. We build and maintain a direct relationship with our merchants in order to control our sales, price negotiation, underwriting, boarding, and support processes. We also drive growth through our extensive direct sales capabilities and relationships.  Finally, our Traditional division is our heritage U.S. portfolio composed of ISO relationships.

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

Europe

Our Europe segment is comprised of Western Europe (Spain, United Kingdom, Ireland, Germany, Malta) and Eastern Europe (Poland, Czech Republic). We distribute our products and services through a combination of bank referrals, a direct sales force, specialized integrated solution companies and ISOs. We also provide ATM processing services to a financial institution and third-party ATM providers.

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

On September 20, 2018, we consummated the Secondary Offering of an aggregate 8,075,558 shares of Class A common stock at a price of $24.50 per share. The Secondary Offering consisted of 7,000,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) from affiliates of MDP (including through the purchase and exercise of a portion of the call option held by MDCP VI-C), and 22,225 shares of Class A common stock offered and sold by certain individual selling stockholders.  The shares of Class A common stock offered and sold by the selling stockholders were issued by us pursuant to the rights of these selling stockholders to exchange an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) for shares of Class A common stock.  We also offered and sold 1,053,333 shares of Class A common stock as part of an option granted to the underwriters to purchase additional shares of Class A common stock in the Secondary Offering (the “Underwriter Option”).

We did not receive any proceeds from the sale of shares of Class A common stock offered by us, other than shares sold upon exercise of the Underwriter Option. We received net proceeds of $25.0 million from the sale of 1,053,333 shares of Class A common stock sold to the underwriter upon exercise of the Underwriter Option and used these proceeds to purchase an equivalent number of LLC Interests directly from EVO, LLC at a purchase price per LLC Interest equal to the public offering price per share of Class A common stock less underwriting discounts and commissions paid. EVO, LLC utilized the net proceeds from the Secondary Offering to pay down the Senior Secured Credit Facilities first lien revolver and to pay the installment payment on the Senior Secured Credit Facilities first lien term loan which was paid on September 27, 2018.

Following the Secondary Offering:

•	Outstanding Class A common stock consisted of 25,429,606 shares of the Class A common stock, representing 41.4% of the combined voting power in us.
•	Blueapple, through its ownership of all of the outstanding Class B common stock, possessed 15.9% of the combined voting power in us.
•

Our executive officers collectively held 0.7% of the outstanding Class A common stock, consisting of 179,540 shares of Class A common stock, and 100% of the Class C common stock, consisting of 2,560,955 shares of the Class C common stock. Certain of the current and former employees (other than executive officers) also collectively held 1.6% of the outstanding Class A common stock, consisting of 400,308 shares of Class A common stock, and 10.5% of our outstanding Class D common stock, consisting of 1,821,452 shares of Class D common stock. Collectively, the executive officers hold shares of the common stock representing 14.9% of the combined voting power in us, and the current and former employees hold shares of the common stock representing 0.7% of the combined voting power in us.

•

MDP held 89.5% of the outstanding Class D common stock, consisting of 15,461,478 shares of the Class D common stock, and 2.6% of the outstanding Class A common stock, consisting of 652,500 shares of Class A common stock, representing 26.2% of the combined voting power in us.

•	EVO, Inc. held 25,370,797 LLC Interests, representing 31.3% of the LLC Interests.

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

Foreign currency translation impact on our operations

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues recognized and expenses incurred by our non-U.S. operations. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our consolidated statements of operations and comprehensive loss in the future. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating results and margins is partially mitigated.

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

For the three months ended September 30, 2018, we processed 0.24 billion transactions in North America and 0.56 billion transactions in Europe.  This is an 4.3% in North America over the three months ended September 30, 2017 of 0.23 billion transactions and a 21.7% increase in Europe over the three months ended September 30, 2017 of 0.46 billion transactions.

For the nine months ended September 30, 2018, we processed 0.71 billion transactions in North America and 1.57 billion transactions in Europe.  This is an increase of 4.4% in North America over the nine months ended September 30, 2017 of 0.68 billion transactions and a 24.6% increase in Europe over the nine months ended September 30, 2017 of 1.26 billion transactions.

Results of Operations

Comparison of results for the three months ended September 30, 2018 and 2017

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	September 30, 2018	% of revenue	September 30, 2017	% of revenue	$ change	% change
Segment revenue:
North America	$79,487	54.9%	$75,042	56.6%	$4,445	5.9%
Europe	65,271	45.1%	57,604	43.4%	7,667	13.3%
Revenue	$144,758	100.0%	$132,646	100.0%	$12,112	9.1%

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately above	$46,949	32.4%	$43,487	32.8%	$3,462	8.0%
Selling, general and administrative	67,802	46.8%	58,333	44.0%	9,469	16.2%
Depreciation and amortization	20,488	14.2%	19,806	14.9%	682	3.4%
Total operating expenses	135,239	93.4%	121,626	91.7%	13,613	11.2%
Income (loss) from operations	$9,519	6.6%	$11,020	8.3%	$(1,501)	(13.6%)

Segment profit:
North America	$30,962	21.4%	$21,372	16.1%	$9,590	44.9%
Europe	$15,985	11.0%	$16,101	12.1%	$(116)	(0.7%)

Revenue

Revenue was $144.8 million for the three months ended September 30, 2018, an increase of $12.1 million, or 9.1%, compared to revenue of $132.6 million for the three months ended September 30, 2017. This increase was driven primarily by organic growth in our Mexico market and European segment.

North America segment revenue was $79.5 million for the three months ended September 30, 2018, an increase of $4.4 million, or 5.9%, compared to the three months ended September 30, 2017. The increase was driven by organic growth in our U.S. Tech-enabled division and Mexico. North America transactions increased 4.3% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily driven by organic growth in our U.S. Tech-enabled division and Mexico, partially offset by declines in the U.S. Direct and Traditional division. Changes in foreign currency exchange rates increased revenue by $1.9 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Europe segment revenue was $65.3 million for the three months ended September 30, 2018, an increase of $7.7 million, or 13.3%, compared to the three months ended September 30, 2017. Europe transactions increased 21.7% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, from strong growth across all countries. Changes in foreign currency exchange rates increased revenue by $1.1 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization.

Cost of services and products, exclusive of depreciation and amortization was $46.9 million for the three months ended September 30, 2018, an increase of $3.5 million, or 8.0%, compared to the three months ended September 30, 2017. This increase was due primarily to the growth in transactions processed and increases in card network fees. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expenses.

Selling, general and administrative expenses was $67.8 million for the three months ended September 30, 2018, an increase of $9.5 million, or 16.2%, compared to the three months ended September 30, 2017. The increase was due to severance expense incurred in the current period and increases in transition, acquisition and integration costs.

At the consummation of the IPO and through the period ended September 30, 2018, the Company recognized one-time, non-cash compensation expenses of approximately $53.9 million in connection with (i) the Company waiving all time-based and performance-based vesting requirements applicable to EVO, LLC’s outstanding unvested Class D units that were reclassified as LLC interests and issued Class C common stock or Class D Common Stock and (ii) the Company issuing shares of Class A common stock to members of our management and certain of our current and former employees upon conversion of the outstanding unit appreciation awards held by these individuals.

Depreciation and amortization.

Depreciation and amortization was $20.5 million for the three months ended September 30, 2018, an increase of $0.7 million, or 3.4%, compared to the three months ended September 30, 2017. This increase was due primarily to the purchase of POS terminals to support growth in certain of our international markets and other hardware and software purchases.

Interest income

Interest income was $0.5 million for the three months ended September 30, 2018, compared to $0.3 million for the three months ended September 30, 2017.

Interest expense

Interest expense was $10.6 million for the three months ended September 30, 2018, compared to $15.9 million for the three months ended September 30, 2017. The decrease was due to the reductions in borrowings from the use of IPO proceeds raised in the second quarter of 2018.

Loss from investment in unconsolidated investees

Income from investment in unconsolidated investees was $0.0 million for the three months ended September 30, 2018, compared to $0.0 million for the three months ended September 30, 2017.

Gain on acquisition of unconsolidated investee

Gain on acquisition of unconsolidated investee was $8.7 million for the three months ended September 30, 2018 related to the fair value mark-up on the acquisition of a previously minority owned subsidiary.

Other income (expense), net

Other income, net was $0.2 million for the three months ended September 30, 2018, compared to $0.1 million in expense for the three months ended September 30, 2017. The increase was due primarily to debt modification charges incurred with the restructuring of the Senior Secured Credit Facilities.

Income (loss) before income taxes

Income before income taxes was $8.3 million for the three months ended September 30, 2018, compared to a loss before income taxes of $4.7 million for the three months ended September 30, 2017.

Income tax expense

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income in the U.S. has not been subject to corporate tax to the Company, but instead our members have been taxed on their proportionate share of income of EVO, LLC. However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable by certain of our subsidiaries. Our income tax expense was $32.2 million for the three months ended September 30, 2018, compared to income tax expense of $5.4 million for the three months ended September 30, 2017.

Net loss

Net loss was $23.9 million for the three months ended September 30, 2018, an increase of $13.8 million compared to net loss of $10.1 million for the three months ended September 30, 2017. This increase was due primarily to the increase in operating expenses, professional fees related to integration and acquisition activities, and the impact of share-based compensation in the current period.

Net income attributable to non-controlling interests in consolidated entities

Net income attributable to non-controlling interests in consolidated entities was $2.4 million for the three months ended September 30, 2018, compared to net income attributable to non-controlling interests in consolidated entities of $2.2 million for the three months ended September 30, 2017.

Net loss attributable to non-controlling interests of EVO Investco, LLC

Net loss attributable to non-controlling interests of EVO Investco, LLC was $1.1 million for the three months ended September 30, 2018. There was no net loss attributable to non-controlling interests of EVO Investco, LLC for the three months ended September 30, 2017 due to IPO and reorganization activities.

Net loss attributable to EVO Payments, Inc.

Net loss attributable to EVO, Inc. was $27.4 million for the three months ended September 30, 2018.

Segment performance

North America segment profit for the three months ended September 30, 2018 was $31.0 million, compared to $21.4 million for the three months ended September 30, 2017.  North America segment profit increased from organic growth in the U.S. Tech-enabled division and Mexico and the benefit from cost reduction programs in the United States offset by transition, integration and acquisition related costs. North America segment profit margin was 39.0% for the three months ended September 30, 2018, compared to 28.5% for the three months ended September 30, 2017.

Europe segment profit was $16.0 million for the three months ended September 30, 2018, compared to segment profit of $16.1 million for the three months ended September 30, 2017.  Europe segment profit margin was 24.5% for the three months ended September 30, 2018, compared to 28.0% for the three months ended September 30, 2017.

Corporate expenses not allocated to a segment were $8.5 million for the three months ended September 30, 2018, compared to $8.9 million for the three months ended September 30, 2017.  The decrease in expense is related to public company costs and additional insurance expenses.

Comparison of results for the nine months ended September 30, 2018 and 2017

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Nine Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2018	% of revenue	September 30, 2017	% of revenue	$ change	% change
Segment revenue:
North America	$232,687	56.2%	$216,956	59.3%	$15,731	7.3%
Europe	181,244	43.8%	149,209	40.7%	32,035	21.5%
Revenue	$413,931	100.0%	$366,165	100.0%	$47,766	13.0%

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately above	$141,826	34.3%	$119,310	32.6%	$22,516	18.9%
Selling, general and administrative	242,982	58.7%	162,870	44.5%	80,112	49.2%
Depreciation and amortization	61,308	14.8%	55,479	15.2%	5,829	10.5%
Total operating expenses	446,116	107.8%	337,659	92.2%	108,457	32.1%
(Loss) income from operations	$(32,185)	(7.8%)	$28,506	7.8%	$(60,691)	(212.9%)

Segment profit:
North America	$73,616	17.8%	$57,009	15.6%	$16,607	29.1%
Europe	$42,657	10.3%	$41,495	11.3%	$1,162	2.8%

Revenue

Revenue was $413.9 million for the nine months ended September 30, 2018, an increase of $47.8 million, or 13.0%, compared to revenue of $366.2 million for the nine months ended September 30, 2017. This increase was driven primarily by organic growth in our U.S. Tech-enabled division, Mexico and European segment.

North America segment revenue was $232.7 million for the nine months ended September 30, 2018, an increase of $15.7 million, or 7.3%, compared to the nine months ended September 30, 2017. The increase was driven by organic growth in our U.S. Tech-enabled division and Mexico. North America transactions increased 4.4% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily driven by organic growth in our U.S. Tech-enabled division and Mexico, partially offset by declines in transactions in the U.S. Direct and Traditional division. Changes in foreign currency exchange rates increased revenue by $1.0 million.

Europe segment revenue was $181.2 million for the nine months ended September 30, 2018, an increase of $32.0 million, or 21.5%, compared to the nine months ended September 30, 2017. Europe transactions increased 24.6% from strong growth across all countries. Changes in foreign currency exchange rates decreased revenue by $11.7 million for the nine months ended September 30, 2018.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization was $141.8 million for the nine months ended September 30, 2018, an increase $22.5 million, or 18.9%, compared to the nine months ended September 30, 2017. This increase was due primarily to the increase in transactions processed and increases in card network fees. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expenses

Selling, general and administrative expenses was $243.0 million for the nine months ended September 30, 2018, an increase of $80.1 million, or 49.2%, compared to the nine months ended September 30, 2017. The increase was due to share-based compensation expense incurred in the current period and other transition, acquisition and integration costs.

At the consummation of the IPO and through the period ended September 30, 2018, the Company recognized one-time, non-cash compensation expenses of approximately $52.1 million in connection with (i) the Company waiving all time-based and performance-based vesting requirements applicable to EVO, LLC’s outstanding unvested Class D units that were reclassified as LLC interests and issued Class C common stock or Class D common stock and (ii) the Company issuing of shares of Class A common stock to members of our management and certain of our current and former employees upon conversion of the outstanding unit appreciation awards held by these individuals. We also incurred $0.8 million of compensation expense representing the amount recognized in connection with the grant of stock options and restricted stock units to our directors, officers and certain employees in connection with the IPO.  We had no such expense the nine months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization was $61.3 million for the nine months ended September 30, 2018, an increase of $5.8 million, or 10.5%, compared to the nine months ended September 30, 2017. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases.

Interest income

Interest income was $1.6 million for the nine months ended September 30, 2018, compared to $1.0 million for the nine months ended September 30, 2017.

Interest expense

Interest expense was $47.5 million for the nine months ended September 30, 2018, compared to $46.5 million for the nine months ended September 30, 2017. The increase was due to debt extinguishment costs and a prepayment penalty associated with the paydown of the second lien term loan from the IPO proceeds, partially offset by reductions in borrowings from the use of IPO proceeds raised in the second quarter of 2018.

Income from investment in unconsolidated investees

Income from investment in unconsolidated investees was $0.7 million for both the nine months ended September 30, 2018 and 2017.

Gain on acquisition of unconsolidated investee

Gain on acquisition of unconsolidated investee was $8.7 million for the nine months ended September 30, 2018 related to the fair value mark-up on the acquisition of a previously minority owned subsidiary.

Other expense, net

Other expense, net was $3.0 million for the nine months ended September 30, 2018, compared to $0.3 million for the nine months ended September 30, 2017. The increase was due primarily to debt modification charges incurred with the restructuring of the Senior Secured Credit Facilities.

Loss before income taxes

Loss before income taxes was $71.6 million for the nine months ended September 30, 2018, an increase of $55.0 million, compared to a loss before income taxes of $16.6 million for the nine months ended September 30, 2017.

Income tax expense

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income in the U.S. was not subject to corporate tax. Instead our members were taxed on their proportionate share of income of EVO, LLC. However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable by certain of our subsidiaries. Our income tax expense was $8.0 million for the nine months ended September 30, 2018, compared to an income tax expense of $14.7 million for the nine months ended September 30, 2017.

Net loss

Net loss was $79.6 million for the nine months ended September 30, 2018, an increase of $48.2 million, compared to net loss of $31.3 million for the nine months ended September 30, 2017. This increase was due primarily to the increase in operating expenses from strategic investments, professional fees related to integration and acquisition activities and the impact of share-based compensation in the current period.

Net income attributable to non-controlling interests in consolidated entities

Net income attributable to non-controlling interests in consolidated entities was $4.4 million for the nine months ended September 30, 2018, compared to net income attributable to non-controlling interests in consolidated entities of $5.0 million for the nine months ended September 30, 2017.

Net income attributable to non-controlling interests of EVO Investco, LLC

Net income attributable to non-controlling interests of EVO Investco, LLC was $73.3 million for the nine months ended September 30, 2018. There was no net loss attributable to non-controlling interests of EVO Investco, LLC for the nine months ended September 30, 2017 due to IPO and reorganization activities.

Net loss attributable to EVO Payments, Inc.

Net loss attributable to EVO, Inc. was $10.7 million for the nine months ended September 30, 2018.

Segment performance

North America segment profit for the nine months ended September 30, 2018 was $73.6 million,  29.1% higher than the nine months ended September 30, 2017, primarily due to organic growth in the U.S. Tech-enabled division and Mexico and the impact of cost reduction programs in the United States.  North America segment profit margin was 31.6% in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Europe segment profit was $42.7 million for the nine months ended September 30, 2018, compared to $41.5 million for the nine months ended September 30, 2017. The Europe segment profit margin was  23.5% for the nine months ended September 30, 2018, compared to 27.8% for the nine months ended September 30, 2017. The current year segment profit margin includes the impact of strategic investments, including increased sales resources and investments related to the cashless program in Poland.

Corporate expenses not allocated to a segment were $31.9 million for the nine months ended September 30, 2018, compared to $19.1 million for the nine months ended September 30, 2017.  The increase in expense is related to public company readiness costs and debt extinguishment charges.

Liquidity and capital resources

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital and funds required to finance acquisitions. We expect to continue to use capital to innovate and advance our products as new technologies emerge. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our Senior Secured Credit Facilities, as needed. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our Senior Secured Credit Facilities. As of September 30, 2018, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200 million, with availability of $160.8 million for additional borrowings. To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness or equity or debt issuances, or both.

We have structured our operations in a manner to allow for cash to be repatriated using tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions which regulate the nature of cash as well as how much and when dividends can be repatriated. As of September 30, 2018, cash and cash equivalents of $235.5 million includes cash in the United States of $115.0 million and $120.5 million in foreign jurisdictions. Of the foreign cash balances, $39.6 million is available for general purposes. The remaining $80.9 million is considered settlement and merchant reserves related cash and is therefore unable to be repatriated.

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

The following table sets forth summary cash flow information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$66,348	$2,923
Net cash used in investing activities	(107,332)	(37,659)
Net cash provided by financing activities	75,285	45,362
Effect of exchange rate changes on cash and cash equivalents	(3,959)	13,460
Net increase in cash and cash equivalents	$30,342	$24,086

Operating activities

Net cash provided by operating activities was $66.3 million for the nine months ended September 30, 2018, an increase of $63.4 million compared to cash provided by operating activities of $2.9 million for the nine months ended September 30, 2017. This increase was due to changes in working capital, including the timing of settlement-related assets and liabilities and deferred taxes.

Investing activities

Net cash used in investing activities was $107.3 million for the nine months ended September 30, 2018, an increase of $69.7 million compared to net cash used in investing activities of $37.7 million or the nine months ended September 30, 2017. The increase was due primarily to POS terminal purchases and acquisition-related investments.

We purchased $39.0 million in equipment and improvements for the nine months ended September 30, 2018, an increase of $14.6 million compared to $24.4 million for the nine months ended September 30, 2017. The increase was due primarily to terminals purchased to support Poland’s cashless program, growth in Mexico terminal placements, internally developed software initiatives, and the Liberbank acquisition accounted for as an acquisition of assets under ASC 805. Capital expenditures of $20.5 million primarily relate to the purchase of POS terminals that are installed at merchant locations outside of the United States.  As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.  During the nine months ended September 30, 2018, we spent $9.5 million on assets associated with the Liberbank acquisition, inclusive of terminals, merchant contract portfolios, and trademarks. We also spent $37.1 million to acquire the assets of Federate Payments US and Canada, inclusive of terminals, merchant contract portfolios, and trademarks.

Financing activities

Net cash provided by financing activities was $75.3 million for the nine months ended September 30, 2018, an increase of $29.9 million, compared to net cash provided by financing activities of $45.4 million for the nine months ended September 30, 2017. This increase was due primarily to contributions by members in the prior year and higher borrowings in the current year.

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

Settlement Lines of Credit

We have specialized lines of credit which are restricted for use in funding settlement.  The settlement lines of credit generally have variable interest rates and are subject to annual review.  As of September 30, 2018, we had $39.2 million outstanding under these lines of credit with additional capacity of $160.8 million as of September 30, 2018 to fund settlement. The weighted average interest rate on these borrowings was 5.6% at September 30, 2018.

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

After the Reorganization Transactions and the consummation of the IPO, EVO, LLC is treated as a pass-through entity. EVO, Inc. is subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of EVO, LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also make payments under the TRA, which we expect to be significant. We account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by recognizing an increase in our deferred tax assets based on enacted tax rates at the date of the purchase or redemption. Further, we evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date are included in net income. Similarly, the effect of subsequent changes in the enacted tax rates are included in net income. We currently believe our deferred tax assets will be recovered based upon the projected profitability of our operations, with the exception of our deferred tax assets in certain European jurisdictions. Judgement is required in assessing the future tax consequences of events that will be recognized in EVO, Inc.’s consolidated financial statements. A change in the assessment of such consequences (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof) could materially impact our results.

Redeemable non-controlling interests

Redeemable non-controlling interests relate to the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to us, which is realizable upon the occurrence of an event that is not solely within our control. Such interests are reported in the mezzanine section between total liabilities and shareholders’ equity in our consolidated balance sheets. We adjust the redeemable non-controlling interests to reflect our estimate of the maximum redemption amount against our member’s equity (deficit). Such estimate is based on the conditions that exist as of a balance sheet date, including the current fair value. Depending on the underlying non-controlling interest, fair value estimate may be based on projected operating performance and satisfying other conditions specified in the related agreements, or our stock value, and may not be what we will eventually pay for the business.

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

As of September 30, 2018, we had approximately $695.6 million of variable rate debt, none of which was subject to an interest rate hedge. As of September 30, 2018, the interest rate was at the minimum rate. However, in the future, the interest rate may increase, and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on September 30, 2018, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $7.0 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $7.0 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in an increase to pretax income of approximately $2.3 million on an annualized basis. The increase results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso offset by foreign currency-denominated expenses, primarily the Euro and British Pound. Similarly, a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in a decrease to pretax income of approximately $2.3 million on an annualized basis. The decrease results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso offset by foreign currency-denominated expenses, primarily the Euro and British Pound. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

We have disclosed under the heading “Risk Factors” in our final prospectus filed with the SEC on September 24, 2018 (the “Prospectus”) for the offering of our Class A common stock, the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Prospectus, which are incorporated herein by reference, and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our financial position, liquidity, results of operations or cash flow.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with the Secondary Offering, we issued 22,225 shares of Class A common stock to certain selling stockholders in the offering in exchange for outstanding shares of Class D common stock and LLC Interests held by the selling stockholders. The issuances of these shares of Class A common stock were made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

On November 5, 2018, the Company entered into an Amendment Number One to Exchange Agreement (the “Amendment”) related to our obligation to purchase the Call Option (as defined in the Amendment) in the event the Call Option Holder (as defined in the Amendment) exercises its exchange rights with respect to the Call Option.  The Amendment provides that the Company may satisfy the obligation to purchase the Call Option through delivery of common stock and, if the Call Option holder does not consent to the receipt of shares of common stock, the exchange notice shall be deemed withdrawn.

The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

ITEM 6   EXHIBITS

List of Exhibits

Exhibit No.	Description
10.1	Amendment Number One to Exchange Agreement
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVO Payments, Inc.

Date: November 8, 2018	By:	/s/ James G. Kelly
	Name:	James G. Kelly
	Title:	Chief Executive Officer

Date: November 8, 2018	By:	/s/ Kevin M. Hodges
	Name:	Kevin M. Hodges
	Title:	Chief Financial Officer