Form 10-K
period 2018-12-31
EVO Payments, Inc.
filed 2019-03-25
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-38504

EVO Payments, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-1304484
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Ten Glenlake Parkway South Tower, Suite 950 Atlanta, Georgia	30328
Address of Principal Executive Offices	Zip Code

(516) 479-9000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sale price as reported on the Nasdaq Global Market system on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $338,281,610. As of March 11, 2019, there were 26,491,110 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, 35,913,538 shares of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding, 2,455,055 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, issued and outstanding, and 16,323,954 shares of the registrant’s Class D Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Specifically identified portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this report.

EVO PAYMENTS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our current beliefs, assumptions, estimates and expectations, taking into account the information currently available to us and are not guarantees of future results or performance. None of the forward-looking statements in this Annual Report on Form 10-K are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (2) the impact of substantial and increasingly intense competition; (3) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (4) the effects of global economic, political and other conditions; (5) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws; (6) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (7) failures in our processing systems, software defects, computer viruses and development delays; (8) degradation of the quality of the products and services we offer, including support services; (9) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (10) continued consolidation in the banking and payment services industries; (11) increased customer, referral partner, or sales partner attrition; (12) the incurrence of chargebacks; (13) failure to maintain or collect reimbursements; (14) fraud by merchants or others; (15) the failure of our third-party vendors to fulfill their obligations; (16) failure to maintain merchant and sales relationships and financial institution alliances; (17) ineffective risk management policies and procedures; (18) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (19) damage to our reputation, or the reputation of our partners; (20) seasonality and volatility; (21) our inability to recruit, retain and develop qualified personnel; (22) geopolitical and other risks associated with our operations outside of the United States; (23) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (24) increases in card network fees; (25) failure to comply with card networks requirements; (26) a requirement to purchase our eService subsidiary in Poland; (27) changes in foreign currency exchange rates; (28) future impairment charges; (29) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (30) changes to, or the potential phasing out of, LIBOR; (31) restrictions imposed by our credit facilities and outstanding indebtedness; (32) participation in accelerated funding programs; (33) failure to enforce and protect our intellectual property rights; (34) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy and financial institutions; (35) impact of new or revised tax regulations; (36) legal proceedings; (37) our dependence on distributions from EVO, LLC (as defined in “Basis of Presentation”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in “Basis of Presentation”)  and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (38) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (39) the risk that we could be deemed an investment company under the 1940 Act (as defined in Item 1A “Risk Factors”); (40) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (41) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (42) the effect of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) which allows us to reduce our SEC disclosure and postpone compliance with certain laws and regulations intended to protect investors; (43) certain provision in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to establish and maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under “Risk Factors” contained in Part I of this Annual Report on Form 10-K.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. We qualify any forward-looking statements entirely by the cautionary factors listed above, among others. Other risks, uncertainties and factors, not listed above, could also cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•

“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.

•	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
•	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
•

“Continuing LLC Owners” refers collectively to the holders of our Class B common stock, Class C common stock and Class D common stock immediately following our initial public offering, which includes Blueapple, MDP, our executive officers and certain of our current and former employees.

•	“LLC Interests” refers to the single class of common membership interests of EVO, LLC.
•	“Blueapple” refers to Blueapple, Inc., a Delaware S corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
•	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
•

“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.

•	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
•

“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.

•

“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our North America segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, PIN-debit, electronic benefit transactions and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions and ATM transactions.

PART I

ITEM 1. BUSINESS

Founded in 1989, we are a global merchant acquirer and payment processor servicing more than 550,000 merchants in North America and Europe and processing more than 950 million transactions in North America and 2.1 billion transactions in Europe annually. We operate at the center of global electronic commerce with local operations in 11 countries and the ability to serve 50 markets around the world through our three proprietary, in-house processing platforms that are connected by a single point of integration. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution referral partnerships, (2) our three proprietary, in-house processing platforms, and (3) a comprehensive suite of payment and commerce solutions. We believe these points of differentiation allow us to deliver strong organic growth, increase market share, and attract additional financial institution, technology and other strategic partner relationships.

Our business, both domestically and abroad, is supported by partnerships with independent software vendors (“ISVs”), integrated software dealers, enterprise resource planning (“ERP”) software dealers and eCommerce gateway providers which we refer to as our “Tech-enabled” division. These partnerships function by way of a technical integration between us and the third party in which the third party seamlessly passes information to our systems to streamline the merchant boarding process. We have emerged as a preferred partner for these third-party referral partners because of the ease of integration through our proprietary solutions, high merchant satisfaction levels driven by the quality of our service, the ease and speed of our boarding systems for new merchants, and our consistent and transparent approach to risk and underwriting.

Our business is also supported by our “Direct” division, which includes our referral relationships with fourteen leading financial institutions, many of which are long-term and on an exclusive basis. In the aggregate, these banks represent more than 12,000 branch locations which actively pursue new merchant relationships on our behalf every day. These financial institutions provide us with access to their brands, significantly enhancing our credibility and recognition. We build and maintain a direct relationship with our merchants in order to control our sales, price negotiation, underwriting, boarding and support processes. Our Direct division also includes our extensive direct sales capabilities and relationships. Finally, our “Traditional” division is our heritage U.S. portfolio composed primarily of independent sales organization (“ISO”) relationships.

We are focused on delivering products and services that provide the most value and convenience to our merchants. Our payment and commerce solutions consist of our own products as well as services that we enable through technical integrations with third-party providers. Our value-added solutions include gateway solutions, online fraud prevention and management reporting, online hosted payments page capabilities, security tokenization and encryption solutions at the point-of-sale (“POS”) and online, dynamic currency conversion (“DCC”), loyalty offers and other ancillary solutions. We offer processing capabilities tailored to specific industries and provide merchants with recurring billing, multi-currency authorization and settlement, and cross-border processing. Our global footprint and ease of integration consistently attract new partner relationships, allowing us to develop a robust integrated solutions partner network and uniquely positioning us to stay ahead of major trends in each of our markets.

We operate three proprietary, in-house processing platforms, all connected via our EVO Snap solution and each supporting a different geographic region. EVO Snap provides a technical connection to our regional processing systems and a central point of integration for all third-party product partners. Importantly, our platforms allow us to address the specific needs of specific payment markets and to control the entire customer experience. In-house processing also allows us to directly address merchant and regulatory concerns regarding the flow of cardholder data and other sensitive information. Our systems also provide scale efficiencies which minimize our variable costs as merchant counts and transaction volumes increase.

Organizational structure and corporate information

EVO, Inc. was incorporated under the laws of the State of Delaware on April 20, 2017. On May 25, 2018, we completed an initial public offering of 16,100,000 shares of our Class A common stock at a public offering price of $16.00 per share, of which 15,433,333 shares were sold by us and 666,667 shares were sold by one of our stockholders (the “IPO”). The shares began trading on the Nasdaq Global Market system (“Nasdaq”) on May 23, 2018 under the symbol “EVOP.” In connection with the IPO, we completed the Reorganization Transactions to implement an “Up-C” capital structure. As a result of the Reorganization Transactions and the IPO, EVO, Inc. is the sole managing member of EVO, LLC and a holding company whose principal asset is the LLC Interests.

On September 20, 2018, we completed a secondary offering of an aggregate 8,075,558 shares of Class A common stock at a price of $24.50 per share (the “Secondary Offering”). The Secondary Offering consisted of 7,000,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) from affiliates of MDP, and 22,225 shares of Class A common stock offered and sold by certain individual selling stockholders.  We also offered and sold 1,053,333 shares of Class A common stock as part of an option granted to the underwriters to purchase additional shares of Class A common stock in the Secondary Offering.

We maintain a website with the address www.evopayments.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our filings with the Securities and Exchange Commission (the “SEC”), including our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Our competitive strengths

Global footprint enables us to serve clients around the world

We have operations in 11 countries and the ability to service merchants in 50 markets around the world. Our customers include large national and multi-national corporations as well as small and medium sized enterprises (“SMEs”) spanning across most industry verticals. Our global merchant footprint is diversified among retail, restaurants, petroleum, government, transit and telecom industries, among others.

We have established sales channels and relationships in large developed economies, such as the United States, Canada and Western Europe, where the penetration of electronic payments is high. In addition, we have investments and partnerships in fast-growing developing and emerging markets with lower penetration rates of electronic payments, such as Mexico and Eastern Europe.

We believe our global footprint is a significant competitive advantage as we compete for large, multi-national clients as well as ISVs, integrated software and ERP dealers, and other partners. Large, multi-national merchants choose us because we can act as a single acquirer and processor in the markets in which they operate. Additionally, because of our global footprint, our referral partners can reach new markets by leveraging their connection with us to access our global processing services.

Due to our broad distribution, diversified product offering, market leading integrated solutions and outstanding client service, we have built “sticky” relationships with our merchants and referral partners. These merchants rely on our “one stop” product offerings, including our payment processing, on-boarding, underwriting, technical support, secure infrastructure and settlement services, and our technology is often heavily embedded in our merchants’ infrastructure. Due to these factors, it is costly and disruptive for our merchants to terminate our products and services and switch their entire payment system to another provider.

Strategic distribution partnerships with financial institutions and Tech-enabled referral partners

Across Europe and Mexico, our exclusive financial institution distribution relationships represent more than 12,000 bank branches, including retail and corporate banking locations. We are highly selective in identifying optimal distribution partners and we seek to align ourselves with financial institutions that have strong networks, a high-quality client portfolio and a trusted brand name. After forming these relationships, we introduce our sales and technology capabilities to the local market, identify new merchant recruitment opportunities and strengthen our relationships with existing merchant clients. We have experienced significant success in all of our financial institution alliances in attracting new customers on behalf of our bank partners. We frequently leverage our financial institutional partners’ brands to provide higher quality services to merchants, thus strengthening the goodwill between our partners and their merchants. We have demonstrated success in integrating and cross-selling our services to this expanded merchant base as well as generating new banking customers for our partners through our direct sales strategies.

We have also established deep relationships with a large network of Tech-enabled referral partners including ISVs, integrated software dealers, eCommerce providers and other membership or distribution partners that wish to offer payment processing services to their merchant customers. We believe our expertise in serving Tech-enabled referral partners is differentiated and enabled by our three proprietary, in-house processing platforms and service-oriented culture. Through a single, easy integration point, partners gain access to our global processing platform and solutions. Furthermore, our commitment to customer service drives high merchant satisfaction levels and has established our strong reputation as a reliable and trusted partner around the world. We believe our expertise in serving Tech-enabled distribution partners is a competitive advantage and will position us for continued growth.

Comprehensive suite of payment and commerce solutions

We are focused on delivering the products and services that provide optimal value and convenience to our merchants. As such, we continuously survey the competitive landscape and our merchants and leverage our experience in markets throughout the world to develop products, services, pricing, promotions and partnering strategies for each region that we believe best suits the current and future needs of each market. Our wide-ranging experience serving multi-national merchants in markets around the world, as well as our close relationships with large merchants and various card networks, including Visa, Mastercard, American Express, Discover, UnionPay and other card networks, uniquely position us to stay ahead of major trends in each of our markets.

We intend to maximize the number of merchants we serve in each of the markets in which we operate. To accomplish this objective, we offer a broad portfolio of products, services and pricing solutions with functionality that appeals to a broad range of merchants and that are specifically designed for particular vertical markets. Our extensive product offerings enable us to provide multiple solutions to each of our merchants, allowing our merchants to tailor our offerings to their needs.

In addition, because we operate in markets around the world and have a global perspective, we are able to export best-in-class strategies and solutions from one market into another. Specifically, EVO Snap provides a technical connection to our proprietary processing systems and a single point of integration for technology partners and merchants across all our markets and geographies. We believe this capability differentiates us from our competitors.

Best-in-class technology and security

Our processing platforms are supported by full back office security and monitoring infrastructures. Our EVO Snap product line is focused on providing a collection of integrated solution offerings, which allow integrated partners to connect to our systems via a simple, single integration, giving them access to our platforms. This product line includes (1) a proprietary eCommerce marketplace solution that allows online merchants to leverage our global suite of products, including paperless reporting and boarding, (2) an ISV platform that offers merchants a variety of direct connections to software companies through various integrated software dealers, and (3) a full eCommerce gateway solution that provides a comprehensive payments solution.

Our EVO Snap platform is fully EMV compliant and provides an extensive menu of advanced features to our current and prospective integrated software partners, including tokenization, point-to-point encryption and real-time fraud scoring. We believe this platform also allows us to deliver outsized value to our merchants by providing them with access to a broad range of industry-specific business management software tools at the POS (e.g., inventory management, advanced accounting functions and real-time promotions), even if the software vendor that created the tool is located across the globe. Without EVO Snap, a merchant would have to hire a third party to develop and maintain the software necessary to integrate the merchant’s POS system with a merchant acquirer in order to accept card payments.

Uninterrupted services are mission-critical to our merchants and bank partners. As such, we have invested in creating a world-class technology infrastructure designed to prioritize both efficiency and security. In addition, everything we bring to market is designed and implemented with security as a primary requirement. Our technology infrastructure is supported by professionals with decades of experience in operating high-volume, real-time processing systems and has been developed around state-of-the-art data centers located in North America and Europe. We have also designed our environments with the ability to redirect processing to the most appropriate operating location at any given time. This flexibility enables us to continue to offer processing services during catastrophic events and disasters that would otherwise adversely affect our clients.

In addition, we have implemented a formal program, EVO Secure, to address threats to our infrastructure. This multi-layered program, led by a team of dedicated security professionals, ensures that we evaluate, protect against, monitor and react to potential threats in a consistent manner across our global network.

Proven management team with strong track record of value-creating acquisitions

Our senior leadership team includes highly experienced payment technology professionals based in the United States and Europe, allowing us to operate successfully both domestically and internationally. Many of our executives have previously worked together in the industry, and have extensive experience in developing and managing a global payments company. As we have expanded our international operations, we have invested substantial resources to attract and retain experienced talent with significant in-country experience to further develop and support our current markets and enter new ones.

Our senior leadership team has also demonstrated exceptional execution capabilities around developing new markets and sales distribution channels, consolidating and insourcing operations, and leading multi-cultural dispersed teams. They have completed eight platform migrations resulting in over 360,000 merchants being migrated to our proprietary platforms. The team has also successfully structured and maintained complex alliance relationships with many large financial institutions, which provide a significant number of merchant referrals to our business.

Our growth strategies

We believe our competitive strengths will continue to generate significant growth opportunities in both existing and new markets. We plan to grow our business and improve our operations by executing the following strategies:

Organically growing existing markets

We believe there is considerable opportunity for growth not only in new markets, but in our existing markets as well. Since 2012, our international operations have grown considerably, accounting for approximately 65% of our revenue in the year ended December 31, 2018.

Many of our international markets are less mature than the U.S. with respect to the growth drivers of our business. Specifically, these markets exhibit higher overall consumer expenditure growth, provide more opportunity for cash-to-card conversion, offer more penetration of integrated and eCommerce solutions and present upside growth opportunities with new financial institution partners.

We believe there is significant growth potential in the U.S. and Canada due to market share shifts stemming from technological advancements in the electronic payments industry. We are focused on integrated payments, business-to-business and eCommerce solutions, all of which currently comprise a significant portion of our business. These solutions currently have a growth rate that is superior to that of traditional POS systems, and we expect this trend to continue for the foreseeable future.

To continue growing our merchant base we focus primarily on the following strategies:

•

Supporting our existing portfolio and adding new customers.    Our existing distribution partners currently service merchants that do not utilize our services, which presents new business opportunities within these existing relationships.

•

Introducing our comprehensive, global set of payment and commerce solutions to our existing markets.    With industry leading products and services, such as our proprietary DCC technology, our state-of-the-art integrated platform and our eCommerce gateway solution, we believe we are uniquely positioned to enable our distribution partners to offer their merchants the broadest product offering in the market.

•

Leveraging our global infrastructure to ensure efficiency and competitiveness.    As a result of having a single proprietary integrated platform, we are able to efficiently manage, update and maintain our technology, increase capacity and speed, and realize significant operating leverage.

•

Customizing solutions to meet in-market needs.    We design our products and services to meet the needs of our local customer base and partners. We also enable our systems to utilize local alternative payment mechanisms that are present in particular markets, such as Blik in Poland and Paydirekt in Germany.

By implementing these strategies, we believe we will increase adoption of our payment and commerce solutions, continue to grow our merchant base and offer merchants the broadest set of solutions in the market.

Expanding our global footprint

Our partnership strategy has been a source of significant growth, and we believe it will continue to facilitate growth in the future. Since 2012, we have established fourteen exclusive bank partnerships in ten countries. While we have made meaningful headway in penetrating new markets, we believe considerable opportunities remain in both establishing additional partnerships in our current markets, as well as entirely new markets around the world.

In determining which markets to enter, we evaluate a wide range of factors, including the reputation of our potential bank partner, the size of the domestic economy, card usage penetration, growth prospects, profitability, commerce and technology trends, regulatory and other risks, required investments, management resources and the likely return on investment. This strategy drives us to expand into select international markets that we believe present attractive investment opportunities for long-term, sustainable merchant growth, as supported by factors such as:

•	low penetration of cards-per capita among consumers;
•	high volume growth supported by cash-to-card conversion;
•	regulatory initiatives implemented with an aim to accelerate card acceptance among merchants;
•	less differentiated competitive landscape, given the prevalence of bank-owned acquiring businesses;
•	increased adoption of integrated point-of-sale, eCommerce and integrated technologies;
•	embedded distribution through partner retail and corporate branch footprint; and
•	ability to launch our product suite and customer-centric services to accelerate end-market growth and acceptance penetration.

We generally enter new markets by creating distribution partnerships with leading financial institutions that possess a high degree of market knowledge, brand recognition and large distribution networks. These distribution partnerships enable us to access a diverse group of merchants and expand the reach of our products and services.

Broadening our distribution network

We aim to grow our business and broaden our global reach by generating new distribution relationships that add merchants to our portfolio. We reach new merchants primarily through our direct sales force and referral relationships. Our focus is to build these relationships across all channels, including financial institutions, software vendors, POS dealers, gateway providers and agents. In addition to developing these growth channels, we are able to leverage our infrastructure both in servicing our existing markets and in expanding to new markets. For example, we have introduced EVO Snap into our European operations, extending our ability for merchants to tap into EVO Snap as a single, global integration platform. We also have the ability to support U.S.-based integrated software dealers and distributors as they enter new markets. We plan to continue to broaden our distribution network by identifying and securing new distribution opportunities within both our existing markets and future markets.

Growing and enhancing our innovative payments and commerce solutions

We believe our innovative payments and commerce solutions represent one of our competitive advantages. Through strategic acquisitions and internal development, we have made significant investments in both technology and personnel to propel our product innovation forward. In order to continue to expand, we believe we must continue to offer our customers state-of-the-art products and services. Through a combination of building products organically, partnering with leading technology innovators and selectively pursuing acquisitions, we are constantly driving innovation to enhance our products and services.

Through acquisitions and internal development, we have invested heavily in supporting a diverse network of integrated POS providers, ISVs, and integrated software and ERP dealers. These investments have strengthened our ability to support the software community in the markets where we operate, including POS, mobile and eCommerce developers, by providing these developers with the tools necessary to develop a broader suite of multi-channel, multi-service solutions for merchants. This distribution-centric strategy has created our key, global technology solution, in which software developers can integrate to our proprietary processing platforms and we can sign up Tech-enabled solutions providers as strategic distribution partners.

Capitalizing on our operating leverage

Our focus on cost optimization is a part of our culture that allows us to pursue other growth strategies. The deep industry and operating expertise of our management team enables us to identify opportunities to improve the operating efficiencies of our technology, product and operations infrastructure. With in-house processing solutions and proprietary internal systems in North America and Europe, we have significant operating leverage as we grow overall volumes and transactions. With each newly acquired business, we utilize this infrastructure to optimize costs and efficiencies. Through the support and reporting capabilities of our global systems, we eliminate redundancies and improve operating efficiencies post-acquisition.

Our sales and distribution network

We have developed a network of highly successful sales distribution channels to drive growth of our merchant portfolio. A central component of our growth strategy is our strategic investment in new products and distribution channels and the seamless introduction of these assets to our global markets.  These proven sales distribution networks consist of our Tech-enabled division, which includes our integrated, business-to-business and eCommerce businesses, as well as our Direct and Traditional divisions.

Through our diverse channels, we target merchants across a wide variety of industries and sizes. Our network of over 1,500 integrated partnerships allows us to target SME merchants who desire an integrated software solution for their physical locations. We also target larger business-to-business merchants with our differentiated product offerings. Our Tech-enabled division represents approximately 33% of our North America revenue. In Europe, our Tech-enabled division represents approximately 33% of segment revenue as of December 31, 2018.

In our direct sales business, we target SME merchants via referrals from our financial institution and other partners. We are also able to utilize our direct sales force to target these merchants. We also target large merchants through a coordinated sales approach with our financial institution partners. Our direct sales business is our largest channel as the Mexico and Europe markets are dominated by referrals from our financial institution partners. This business represents approximately 60% of our total revenue in North America and 67% in Europe as of December 31, 2018.

Tech-enabled

Our business, both domestically and abroad, is supported by partnerships with ISVs, integrated software dealers, ERP software dealers and eCommerce gateway providers, which we refer to as our “Tech-enabled” division. These partnerships function by way of a technical integration between us and the third party in which the third party seamlessly passes information to our systems to streamline the merchant boarding process.

Over the past several years, we have invested in an infrastructure that allows integrated software providers to offer multiple integrated payment solutions to merchants throughout the markets we serve. For example, software developers can access a simple yet powerful connection point through our EVO Snap platform allowing them to fully leverage their integrated solutions by connecting to all of our processing platforms—thereby expanding their reach to include merchants in all of our geographic markets. Through our acquisition of Sterling Payment Technologies, LLC (“Sterling”) in 2017, we acquired a portfolio of existing integrated software merchants and hundreds of integrated software and dealer partners in the United States.

Our integration solutions offering also includes our business-to-business offering, which allows us to target larger merchants operating in this space. We believe that business-to-business merchants are increasingly striving to eliminate paper invoices from receivable collections.  By using our proprietary processing platforms, we can offer various interchange management and reporting solutions specially created for these larger merchants.

In May 2018, we acquired Nodus Technologies, Inc. (“Nodus”) which develops proprietary integrations to ERP solutions such as Microsoft AX and Microsoft Great Plains.  The Nodus acquisition enables our merchants to seamlessly integrate payment solutions into third party ERP solutions by leveraging existing Nodus technologies. In October 2018, we acquired ClearONE, S.L. (“ClearONE”), a leading POS payments platform integrated to over one hundred software solutions serving more than 10,000 merchants across Europe.

 Our domestic and multinational gateway partners refer merchants to us and often board merchants utilizing our eCommerce boarding tool. Our eCommerce business accounts for a significant portion of our U.S. business and our eCommerce tools have also been successfully deployed in our European operations. We expect this business to continue to grow as it is deployed across international markets, especially as those markets experience further penetration and growth in eCommerce transactions. We are able to deploy our proprietary eCommerce gateway solution through our various sales channels to reach a diverse base of multi-channel, integrated and eCommerce-only merchants throughout our global footprint.

Direct

Our Direct division consists of our direct sales force and our financial institution partner relationships and we believe these businesses provide substantial growth opportunities. We have a long history of operating as a direct sales organization and have succeeded by aggressively pursuing customers through our direct sales efforts and retaining merchants by delivering high levels of customer satisfaction. We view our direct sales force as complementary to our financial institution relationships, as our direct sales force generates new merchant opportunities in addition to the referrals we receive from our various partners. In addition, our financial institution partners benefit from our direct sales force network, as we regularly refer new banking business to them when we successfully recruit merchants though this network.

Our direct sale capabilities have recently proven beneficial in the support of our integration solutions channel. We offer our sales distribution channels to our Tech-enabled partners, extending their sales reach by actively recruiting merchants on their behalf as well as cross-selling their services to our customer base. As we have expanded internationally, we have exported our direct sale expertise and capabilities into Ireland, the United Kingdom and Mexico, using tools and sales practices developed in the United States.

Our Direct division includes our bank referral relationships, through which our financial institution partners refer their merchant customers to us, often on an exclusive basis, and we provide payment processing solutions to those merchants. Since 2012, we have established partnerships with leading international financial institutions, including with Deutsche Bank USA, Deutsche Bank Group, Deutsche Postbank, Banco Popular / Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Polbank, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, Liberbank, Caixa Guissona and BNP Paribas. Our pending joint venture and exclusive referral relationship with EuroBic in Portugal is expected to be completed in the summer of 2019, subject to regulatory approvals and other customary conditions.

A key component of our Direct division is our highly customized lead management, merchant boarding and risk management software tool. This technology allows us to quickly and efficiently accept leads from sales representatives and bank partners, board merchants online and manage transaction risks.

Traditional

In our Traditional division, we partner with traditional, independent feet-on-the-street agents, ISOs and other partners across multiple markets both domestic and international. These partners allow us to further penetrate niche segments, verticals, geographies or selected strategic markets and broaden our merchant base without incremental investment obligations or any cannibalization of our financial institution partner relationships. While most of our relationships are commercial partnerships, in select situations we have retained an equity stake in a partner. Historically, we invested in ISOs and received controlling or non-controlling interests in the companies in exchange for a processing relationship with the ISOs. While our legacy relationships in this division are profitable, we expect this business to decline over time.

Our products and services

We offer a comprehensive portfolio of card-present and card-not-present payment solutions for a variety of industry types and business sizes to facilitate merchants accepting credit, debit, prepaid and other alternative payment types. Our portfolio of solutions includes EMV, chip and signature enabled POS terminals, virtual POS terminals for desktops, mobile acceptance and mobile point-of-sale, or mPOS, solutions for mobile devices and tablets, online hosted payments, and PSP for card-not-present bankcard, direct debit and alternative payment scheme processing. We also offer value-added solutions such as online fraud prevention and management solutions, online hosted payments page capabilities, gateway solutions, security tokenization and encryption solutions at the POS and online, DCC, and loyalty offers, among others. Other industry-specific processing capabilities are also in our product suite, such as recurring billing, multi-currency authorization, and cross-border processing and settlement.

Our solutions enable merchants of all sizes to accept and settle cards, ACH, closed loop gift, pre-paid and other payment capabilities. This spectrum of solutions includes:

•	EMV chip, magnetic swipe readers, contactless, chip and signature, chip debit and gift services for hardware terminals;
•	Our mPOS solutions and services for integrators and merchants for global processing;
•	a variety of eCommerce solutions including hosted payments, payment link, shopping cart-plug-ins and gateway/PSP products;
•	comprehensive real-time digital and signatureless merchant boarding systems (from application to merchant processing);

•	market-specific business models for partners, including PSP and referral programs; and
•	online reporting systems for partners, integrators and merchants providing access to our platforms worldwide.

In addition, as a merchant acquirer, we provide in-house customer service utilizing in-market call centers, as we believe customers need to be served locally in market. We also have developed a consolidated shared services operational capability, for back-office services, including credit underwriting, risk, chargebacks, and terminal deployment and repair. Our capabilities also include a regionally based merchant boarding system, risk management and ISV technology development centers, supporting North America and Europe.

Our diverse offerings are supported by our two unique underlying global products, EVO Snap and our proprietary customer relationship management (“CRM”) solutions. EVO Snap is a highly customized, EMV compliant technology platform that allows merchants to easily access our products in all of the markets we service with one single integration, including both core (settlement and authorization) and value-added (ACH, Level 3 processing, DCC) services in many of the markets in which we operate. Our merchants and partners benefit from a single global certification and common interface in North America and Europe, a key feature for retail and eCommerce merchants and referral partners with a global customer base. This common application programming interface (“API”) allows ISVs and developers to seamlessly integrate to EVO Snap and access all of its new features.

Our global, state-of-the-art CRM solutions enable all merchants, whether they are recruited through our financial institutions, direct sales or partner channels, to be seamlessly managed from lead to live. We provide all partners and agents access to these tools to ensure effective digital customer lifecycle management, thus streamlining the boarding and management of customers and complementing our digital payment product and service strategy.

Technology

As the rate of innovation has increased dramatically, providing payment and commerce solutions to merchants of all types has become increasingly dependent upon a strong foundation of secure and flexible technology. We have designed our technology, platforms, applications and networks with a singular focus in mind—to provide the products and services our merchants want in the most secure, efficient and effective manner possible.

Underpinning this focus is a worldwide team of professionals from multiple disciplines, dedicated to continuously improving our service levels while expanding our offerings to merchants across the various regions in which we operate.

Systems

Our strategy is to own and operate the technology we use wherever possible. We believe that this approach allows us to deliver the products and services that are most in demand by our merchants throughout our global footprint and differentiates us from our competitors. In many markets, we provide cutting-edge solutions that merchants are unable to obtain from other sources and we constantly seek to leverage successful products, services, platforms and applications across all of our markets—providing a consistent experience for our multinational customers.

We believe that a key success factor for our technology is its ability to scale efficiently. This ability is built into our technology infrastructure, and we continuously monitor both our current capacity and our forecasted volumes to ensure that we maintain the ability to process peak volumes.

Additionally, our footprint enables us to adapt to new opportunities and challenges in a manner that many of our competitors are unable to match due to their geographically limited reach. We develop local expertise in key markets and work to identify untapped or underserved opportunities as well as tailor our products and services to the unique needs of our merchants in each region.

Platforms

We operate three separate processing platforms located in Poland, the United States and Mexico. These three platforms are all designed with resiliency and security in mind and they are all managed locally with centralized oversight to maintain consistency of delivery. These three processing platforms share a common CRM for boarding and a common reporting infrastructure, and are all accessible in a consistent manner due to their integrations to our EVO Snap platform.

Our infrastructure is comprised of platforms that have been validated and rigorously tested, while being based upon the most recent technologies and architectural concepts available in the marketplace. Our design engineers are focused on providing environments that our delivery organizations can rely upon to operate their applications in the most efficient and effective manner possible, and our computer operations group monitors our entire platform infrastructure from our command centers located in Europe and North America. This monitoring enables us to plan our delivery capacity efficiently and accurately, resulting in an extremely high focus on service availability levels for our customers. At any time of day or night, dedicated resources split across two continents are capable of responding to any potential issue or event—whether natural or man-made. We regularly shift processing loads between our multiple regional data centers to minimize any possibility of negatively impacting our merchants or their downstream customers—a capability that is even more critical now in the age of round-the-clock eCommerce processing.

Applications

We utilize a combination of proprietary and commercial applications in line with our philosophy of using technology as a key differentiator from our competitors. Many customer-facing products and services, from boarding to billing, are applications created or acquired by us, while our core processing engines are a mixture of internal and commercial applications selected for their capabilities and industrial strength. Each application undergoes rigorous review and testing—to ensure that it meets the needs of our customers while maintaining the highest standards of security and availability, and we have delivery teams distributed across our various markets that are experts in providing for the unique needs of each merchant population. This focus results in a portfolio of products and services that provides merchants across the world with the ability to accept the broad range of payment types that customers demand, along with advanced data analytics and reporting options to make managing their businesses as seamless as possible. In all cases, we look to provide the best available functionality to all of our merchants all of the time.

We have also developed an extensive set of proprietary interfaces that enable our partners to integrate with our systems in multiple ways. Each partner can select the options that best meet their needs and capabilities.

Networks

We manage our own network with the help of leading telecommunication partners in each of our markets. This network enables us to provide secure communications for our merchants in whatever form they desire—whether via a dedicated phone line, a wireless connection, a cellular provider, a fixed circuit or the Internet. A critical component of this service is the fact that we provide multiple, locally-based options to all of our merchants so they can process with the confidence that they are using well-known, familiar providers in the most cost-efficient manner possible. Our proprietary encryption offerings, coupled with our diverse security options, allow us to partner with both small and large corporate merchants alike.

Security

We have developed and implemented a formal program, EVO Secure, to address threats to our infrastructure. This multi-layered program, led by a team of dedicated security professionals, ensures that we evaluate, protect against, monitor and react to potential threats in a consistent manner across our global network. We extend our security knowledge and programs to our merchants and partners to ensure a common and mutually coordinated approach to data security. We also collaborate with local, national and international law enforcement, industry experts and cyber threat specialists to leverage the most recent intelligence and best practices concerning potential threats to the financial ecosystem. EVO Secure is supported by an in-house security operations center with round-the-clock staffing that enables us to react quickly to any perceived threats to our systems, networks or data.

Our markets

In recent years we have significantly grown our international operations and currently operate in North America and Europe, with the ability to provide processing services to merchants in 50 markets around the world. We experience seasonal fluctuations in our revenue, which can vary by region. In North America, our revenue has been strongest in our fourth quarter and weakest in our first quarter. In Europe, our revenue has been strongest in our third quarter and weakest in our first quarter.

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

North America

In 2018, our North America segment, which includes our operations in the United States, Canada and Mexico, processed more than 950 million transactions. We believe the changing trends in payment technologies, including the adoption of more integrated payment solutions and the ongoing cash-to-card conversion will continue to drive growth in this market.

Card penetration in the United States and Canada is among the highest in the world. The largest growth opportunity in these markets is arising from the shift to integrated payment solutions. This includes integrated solutions, business-to-business and eCommerce, as merchants are making an effort to enhance the payments experience for their customers. Merchant acquirers are capitalizing on this trend by entering into referral arrangements with technology companies and integrating acquiring services into their software. We have been particularly active in this market, including with the development of our EVO Snap platform, through which we provide our partners integrated solutions with a single connection point that is fully integrated with our front-end authorization systems. EVO Snap, along with other innovations in our integrated products, has been accretive to our growth in North America. In addition, the acquisition of Sterling in 2017 provided us with a significant number of new integrated relationships.

We believe that the merchant acquiring market in Mexico represents a very attractive growth opportunity. As overall card penetration continues to increase, we believe we will enjoy outsized benefits because of our status as the only scaled independent acquirer in the market. We see significant opportunity to differentiate from our competitors, which is principally comprised of financial institutions who view acquiring as a tertiary product necessary to attract core banking business.

Europe

We have significant operations throughout Europe. In 2018, we processed over 2.1 billion transactions through our offices located in Germany, Spain, Ireland, Poland, the United Kingdom and the Czech Republic, as well as supporting merchants in France, Austria, Italy, the Nordics and many central and eastern European countries.

The European merchant acquiring market has certain unique structural characteristics including self-sponsoring with the major card schemes, penetration of local debit networks, terminal-centric SME markets, pooled in-country processing with competitors and a bank-centric acquiring model, which we believe provide us with future opportunities for growth.

Europe’s payment infrastructure was historically built upon local debit card networks rather than the credit card based model typical of the United States. In recent years, Europe has instituted a single payments area and has enacted comprehensive interchange reform of the European cross-border pricing schedule with the two major international card networks. These changes have generally lowered the major card schemes’ domestic and cross-border interchange rates across Europe. This has incentivized local in-country debit schemes and banks to lower their rates to levels at or below these new interchange rates as a defensive move to protect their businesses. This “leveling of the playing field” across European markets encourages seamless cross-border international credit and debit acquiring. It has also caused local in-country schemes to evolve or face elimination in the face of direct competition from the two primary international card networks. This market shift, which continues as follow-on legislation further encourages a consistent approach to payments throughout Europe, provides us with the opportunity to leverage our existing technology and product infrastructure without the burden of certifying to a myriad of local schemes. Prior to these changes, acquirers seeking to offer merchants a global acceptance model would have needed to invest significantly greater resources to certify to these in-country debit networks. While still evolving, we anticipate this developing uniformity to continue to be a positive, long-term change for the European market.

We believe these factors, our positioning across Europe, the organic cash-to-card conversion in many markets and the opportunity to launch new products and services at the early stage of merchant adoption of market innovations such as gateway integrations and ISV solutions, provide significant opportunities for existing in-market growth coupled with future investment opportunities in adjacent countries.

Many financial institutions across Europe entered the acquiring business decades ago by pooling their capital with their direct, in-country bank competitors to set up “captive” shared processing businesses. These businesses were generally owned by the same banks that utilized the processor services, and the processors were therefore designed to provide each of the owners/users with common card issuing and merchant acquiring processing solutions. While financially efficient and initially successful, over time this structure has caused a lack of innovation and investment in payments generally. As such, the banks find themselves with limited differentiating solutions given the evolution of their local markets and now face stiffening competition from cross-border mono-line acquirers. Our European-based platform, coupled with an array of market leading payments products, including integrated solutions for all of our operating markets, allows our partners and customers to access these solutions as part of our long-term exclusive relationships.

We are an authorized Payments Institution (“PI”), under the European Payment Services Directive of 2007, which enables non-financial institutions to participate in the payments industry provided they can meet the regulatory requirements of the licensing jurisdiction’s regulators. We currently hold PI licenses in three markets: Germany, Poland and Spain, which enable us to operate as a direct member of the payment card networks. In some markets outside the EU, applicable regulations and the local and international networks generally require non-financial institutions similar to us to be sponsored by a bank to become an acquirer. The ability to participate in the EU payments industry with direct licenses and without the requirement for third-party sponsorship provides us with greater flexibility and control of our European business.

Competition

We believe the primary competitive factors in our markets are trust, brand, data security, product features and functionality, strength of financial institution partnerships, technology, price and servicing capability.

We compete with a variety of merchant acquirers that have different business models, go-to-market strategies and technical capabilities in the markets in which we operate. Our competitors range in both size and geographic reach. In the United States and Canada, we compete with independent merchant acquirers including First Data, Global Payments, Worldpay, TSYS and many others, in addition to financial institutions that provide acquiring and processing services on their own, including Chase Paymentech Solutions and Elavon (a subsidiary of U.S. Bancorp). We also face competition from ISOs that resell products of independent merchant processors, as well as earlier stage integrated software providers. In Europe (excluding the United Kingdom) and Mexico, financial institutions remain the primary providers of payment processing services to merchants, although outsourcing is becoming more prevalent. In the United Kingdom, we compete primarily with Worldpay, Barclaycard, Global Payments, First Data and Elavon.

Our broad and differentiated product offerings, service proposition, pricing and distribution strategies in our geographically diverse markets drive our ability to compete effectively through the acceptance and use of our payment and commerce solutions by merchants. We specifically focus on the primary customer needs of speed, reliability and reconciliation, ensuring that at a minimum, our systems, solutions, products and service models are designed to put these customer expectations at the top of the priority list.

Intellectual property

Our products and services utilize a combination of proprietary software and hardware that we own and license from third parties. Our owned intellectual property is protected by federal patent, trademark, trade secret and copyright law, as well as state trade secret laws, as appropriate. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.

As of December 31, 2018, we had one patent application pending related to our EVO Snap product. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world, including for our primary mark, EVO.

Regulatory

Various aspects of our service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Certain of our services also are subject to rules promulgated by various card networks and banking and other authorities as more fully described below.

The Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established a new, independent regulatory agency known as the Consumer Financial Protection Bureau (the “CFPB”) to regulate consumer financial products and services. The CFPB enforces prohibitions against unfair, deceptive or abusive acts or practices under the Dodd-Frank Act and may have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Separately, under the Dodd-Frank Act, debit interchange transaction fees are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. In particular, the Federal Reserve Board has capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the Dodd-Frank Act contains provisions that ban debit card networks from entering into exclusivity arrangements, prohibit card issuers and card networks from imposing transaction routing requirements and require card issuers to enable at least two unaffiliated networks on each debit card.

In addition, the Dodd-Frank Act permits merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards) and to provide discounts or incentives to consumers who pay with alternative payment methods, such as cash, checks or debit cards.

Association and network rules

We are subject to the rules of Mastercard, Visa, INTERAC and other credit and debit networks. In order to provide processing services, a number of our subsidiaries are registered with Visa or Mastercard as service providers for member institutions. Various subsidiaries of ours are also processor level members of numerous debit and electronic benefits transaction networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable network rules. Card networks and their member financial institutions regularly update, and generally expand, security expectations and requirements related to the security of cardholder data and environments. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state federal and foreign laws regarding such operations, including laws pertaining to electronic benefits transactions.

Financial services regulations

As a result of the implementation of the Payment Services Directive of 2007 in the European Union (the “EU”), a number of our subsidiaries in our European segment hold a PI license which allows them to operate in the EU member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specified regulatory capital and adhere to certain rules regarding the conduct of our business. In July 2013, the European Commission proposed legislation in two parts, covering a wide range of proposed regulatory reforms affecting the payments industry across the EU. The first part was an EU-wide regulation on interchange fees for card-based payment transactions (the “Interchange Fee Regulation”). The Interchange Fee Regulation (2015/751) went into effect in June 2015. The second part consisted of a recasting of the Payment Services Directive (the “PSD2”). The European Commission’s PSD2 proposal has been considered by the two other main EU legislative institutions, the Council of the European Union and the European Parliament. The PSD2 entered into force in January 2016 and replaced the current Payment Services Directive in January 2018.

Further, several of our international subsidiaries provide services that make them subject to regulation by local banking agencies and other regulatory authorities.

Privacy and information security regulations

We provide services that may be subject to various state, federal and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”), Directive 95/46/EC (the “Data Protection Directive”), and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict certain collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. In July 2016, the European Parliament adopted an EU-wide directive on security of network and information systems (the “NIS Directive”). The NIS Directive provides legal measures intended to boost the overall level of cybersecurity in the EU and required that EU member states enact national laws to enforce certain cybersecurity obligations in 2018.

As a processor of personal data of EU data subjects, we are also subject to regulation and oversight in the applicable EU member states with regard to data protection legislation. The existing Data Protection Directive, contains various obligations on the processing of personal data in the EU including restrictions on transferring personal data outside of the EU to countries which have not been recognized as having adequate data protection standards, unless specific conditions are met. Our EU operations are currently operating in accordance with these standards. In May 2018, a new European-wide Regulation on data privacy came into force. The General Data Protection Regulation (“GDPR”), contains additional obligations on data controllers and data processors operating in the EU or offering services to consumers within the EU. While the core rules contained in the Data Protection Directive are retained in GDPR, there are significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information to be included in privacy notices and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to embed compliance with GDPR into the fabric of an organization by developing appropriate policies and practices, to achieve a standard of data protection by “design and default.” The GDPR includes enhanced data security obligations (to run in parallel to those contained in NIS regulations), requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a Data Protection Officer responsible for reporting to the highest level of management within the business. There are greatly enhanced sanctions under GDPR for failing to comply with the core principles of the GDPR or failing to secure data.

Unfair trade practice regulations

We and our clients are subject to various federal, state and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act. Various regulatory agencies, including the Federal Trade Commission, various consumer protection agencies in Europe and other international markets, the CFPB, and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules and regulations. To the extent we are processing payments for a client that may be in violation of laws, rules and regulations, we may be subject to enforcement actions by those agencies.

Anti-money laundering, anti-bribery, sanctions and counter-terrorist regulations

We are subject to anti-money laundering laws and regulations, including certain sections of the USA PATRIOT Act of 2001. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and include anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anti-corruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.

We are also subject to certain economic and trade sanctions programs that are administered by the Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions.

Similar anti-money laundering, counter terrorist financing and proceeds of crime laws apply to electronic currency transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC lists in certain other countries. These laws require specific data retention obligations to be observed by intermediaries in the payment process and our businesses in those jurisdictions are subject to such data retention obligations. For example, in the EU, certain of our businesses are subject to requirements under the Fourth Money Laundering Directive ((EU) 2015/849).

Employees

As of December 31, 2018, we employed approximately 2,200 professionals. A majority of these employees are located  in the United States, however many are also concentrated outside the United States, primarily in Mexico, Poland, Germany and Ireland. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees  to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of December 31, 2018:

Name	Age	Position(s)

James G. Kelly	56	Chief Executive Officer and Director

Brendan F. Tansill	40	President, North America

Darren Wilson	51	President, International

Kevin M. Hodges	40	Executive Vice President, Chief Financial Officer and Treasurer

Steven J. de Groot	60	Executive Vice President, General Counsel and Secretary

Michael L. Reidenbach	56	Executive Vice President, Chief Information Officer

Catherine E. Lafiandra	55	Chief Human Resources Officer

David L. Goldman	36	Executive Vice President, Business Development and Strategy

James G. Kelly has served as EVO, Inc.’s Chief Executive Officer since its formation, as a member of our board of directors since May 2018, and as Chief Executive Officer and a member of the board of managers of the EVO, LLC since January 2012. Before joining EVO, Mr. Kelly served as President of Global Payments Inc., as Senior Executive Vice President of Global Payments Inc. and as Chief Financial Officer of Global Payments Inc. Prior to that, Mr. Kelly served as managing director of Alvarez & Marsal, a global professional services firm, and as manager of Ernst & Young’s mergers and acquisitions/audit groups. Mr. Kelly is a graduate of the University of Massachusetts, Amherst.

Brendan F. Tansill has served as EVO, Inc.’s President, North America since its formation, and as President, North America of EVO, LLC since January 2016. Prior to his current role, Mr. Tansill served as Executive Vice President, Business Development and Strategy of EVO, LLC from April 2012 until December 2015, where he was responsible for EVO, Inc.’s global mergers and acquisitions activity and corporate strategy. Before joining EVO, Mr. Tansill was an investment professional at CCMP Capital Advisors. Mr. Tansill received his Masters of Business Administration from the Kellogg School of Management at Northwestern University and his Bachelor of Arts from the University of Virginia.

Darren Wilson has served as EVO, Inc.’s President, International since its formation, and as President, International of EVO, LLC since April 2014. Before joining EVO, Mr. Wilson served as Managing Director of Streamline (a WorldPay company) and as CEO/President of Global Payments’ Western European business. Mr. Wilson has also held various positions at HSBC Bank. Mr. Wilson has the Associate of the Chartered Institute of Bankers degree and has studied at Birmingham and Warwick Universities.

Kevin M. Hodges has served as EVO, Inc.’s Executive Vice President, Chief Financial Officer and Treasurer since its formation, and as Executive Vice President, Chief Financial Officer and Treasurer of EVO, LLC since December 2012. Before joining EVO, Mr. Hodges held various senior leadership positions at Global Payments Inc., serving as Vice President of Global Finance, Vice President of International Finance and External Reporting, and Director of Corporate Development and Strategy. Mr. Hodges received his Masters of Professional Accountancy from Georgia State University and his Bachelor of Science from the Wharton School at the University of Pennsylvania. Mr. Hodges is a Certified Public Accountant and holds a Chartered Financial Analyst designation.

Steven J. de Groot has served as EVO, Inc.’s Executive Vice President, General Counsel and Secretary since its formation, and as Executive Vice President, General Counsel and Secretary of EVO, LLC since March 2013. Before joining EVO, Mr. de Groot was a partner in the corporate group at DLA Piper LLP from October 2009 until October 2012 and a partner in the corporate group at King & Spalding LLP from March 1992 until October 2009. Mr. de Groot received his Juris Doctorate and Bachelor of Business Administration from the University of Notre Dame.

Michael L. Reidenbach has served as EVO, Inc.’s Executive Vice President, Chief Information Officer since its formation, and as Executive Vice President, Chief Information Officer of EVO, LLC since March 2013. Before joining EVO, Mr. Reidenbach served as Executive Vice President, Chief Information Officer of Global Payments Inc. Mr. Reidenbach is a former U.S. Air Force instructor pilot and aircraft commander. Mr. Reidenbach received his Master in Business Administration/Finance from Georgia College and his Bachelor of Science from the U.S. Air Force Academy.

Catherine E. Lafiandra has served as EVO, Inc.’s Chief Human Resources Officer since its formation, and as Chief Human Resources Officer of EVO, LLC since March 2016. Before joining EVO, Ms. Lafiandra served as Vice President of Human Resources of Beazer Homes USA, Inc. from October 2014 to March 2016 and as Senior Vice President of Human Resources of PRGX Global, Inc. from March 2010 to March 2014. Ms. Lafiandra received her Juris Doctorate from the University of Virginia School of Law and her Bachelor of Arts from Southern Methodist University.

David L. Goldman has served as EVO, Inc.’s Executive Vice President of Business Development and Strategy since its formation, and as Executive Vice President of Business Development and Strategy of EVO, LLC since June 2016. Before joining EVO, Mr. Goldman served as Managing Director of PointState Capital LP from January 2011 to April 2014 and as Vice President of Duquesne Capital Management, LLC from April 2007 to December 2010. Prior to that, Mr. Goldman served as an Associate at TPG Capital, L.P. and as an investment banking analyst at Morgan Stanley. Mr. Goldman received his Bachelor of Business Administration from the University of Michigan.

ITEM 1A. RISK FACTORS

The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business, results of operations, financial condition, cash flows or prospects. You should also refer to the other information contained in our periodic reports, including the Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business.

Business risks

Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.

The financial services and payment technology industries are subject to rapid technological advancements, resulting in new products and services, including mobile payment applications and customized integrated software payment solutions, and an evolving competitive landscape, as well as changing industry standards and merchant and consumer needs and preferences. We expect that new services and technologies applicable to the financial services and payment technology industries will continue to emerge and that our merchants and consumers will continue to adopt new technology for business and personal uses. These changes may limit the competitiveness of and demand for our services.  We must anticipate and respond to these changes in order to remain competitive within our relative markets. In addition, failure to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete effectively in our industry. Furthermore, potential negative reactions to our products and services by merchants or consumers can spread quickly and damage our reputation before we have the opportunity to respond. If we are unable to anticipate or respond to technological or industry changes on a timely basis, our ability to remain competitive could be adversely affected.

Substantial and increasingly intense competition worldwide in the financial services and payment technology industries may adversely affect our overall business and operations.

The financial services and payment technology industries are highly competitive and our payment services and solutions compete against various financial services and payment systems, including cash and checks, and electronic, mobile, eCommerce and integrated payment platforms. If we are unable to differentiate ourselves from our competitors and drive value for our merchants, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. They also may be able to offer and provide services that we do not. In addition, in certain of the markets in which we operate, we process “on-us” transactions whereby we receive fees as a merchant acquirer and for processing services for the issuing bank. As competition in these markets grows, the number of transactions in which we receive fees for both of these roles may decrease, which could reduce our revenue and margins in these jurisdictions. We also compete against new entrants that have developed alternative payment systems, eCommerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition or results of operations. In addition, some of our competitors are larger and have greater financial resources than we do, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition or results of operations.

Potential changes in the competitive landscape, including disintermediation from other participants in the payments chain, could harm our business.

We expect that the competitive landscape will continue to undergo changes, including:

•

rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our products and services;

•

competitors, merchants and other industry participants may develop products and services that compete with or replace our products and services, including products and services that enable card networks and banks to transact with consumers directly; and

•

participants in the financial services and payment technology industries may merge, create joint ventures or form other business combinations that may improve their existing business services, or create new payment services that compete with our services.

Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition or results of operations.

Global economic, political and other conditions may adversely affect trends in consumer, business and government spending, which may adversely impact the demand for our services and our revenue and profitability.

The financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world and additional government intervention), particularly in North America or Europe, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include:

•

declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a significant portion of our revenue and growth is dependent;

•	low levels of consumer and business confidence typically associated with recessionary environments may result in decreased spending by cardholders;
•	high unemployment may result in decreased spending by cardholders;
•	budgetary concerns in the United States and other countries could affect sovereign credit ratings, and impact consumer confidence and spending;
•	emerging market economies tend to be more sensitive to adverse economic trends than the more established markets we serve;
•	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;
•	uncertainty and volatility in the performance of our merchants’ businesses;
•	cardholders may decrease spending for services we market and sell; and
•

government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, as well as consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

Privacy and data security have become significant issues in North America, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, local state laws such as the California Consumer Privacy Act, and, in the EU and the European Economic Area (the “EEA”), GDPR.  GDPR generally took effect in Europe in May 2018. GDPR is directly applicable in each EU member state and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU. GDPR applies more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover (revenue), whichever is higher. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business. Failure to comply may expose us to fines and other penalties, litigation and reputational harm, any of which could materially and adversely affect our business, financial condition and results of operations.

The regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are enacted and existing ones are updated and strengthened. New or evolving regulations could require us to modify our systems, products or processes, possibly in a material manner, and could limit our ability to develop new services and features.

Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among merchants, issuers, financial institution, partners, cardholders and may expose us to penalties, fines, liabilities and legal claims.

In order to provide our services, we process, transmit and store sensitive business information and personal information about our merchants, merchants’ customers, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, personal identification numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our merchants, third-party service providers to whom we outsource certain functions and other agents (which we refer to collectively as our “associated third parties”).

We have certain responsibilities to the card networks and their member financial institutions for any failure by us or by any of our associated third parties to protect this information.  We are a regular target of malicious third party attempts to identify and exploit system vulnerabilities and penetrate or bypass our security measures. While plans and procedures are in place to protect this sensitive data, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

Our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unauthorized access or use of sensitive data. While we maintain insurance coverage that may cover certain aspects of cyber risks and incidents, our insurance coverage may be insufficient to cover all losses. Further, we do not control the actions of our third party partners and customers or their systems. These third parties have experienced security breaches in the past and any future problems experienced by these third parties, including those resulting from cyberattacks or other breakdowns or disruptions in services, could adversely affect our ability to conduct our business or expose us to liability.

In addition, following an acquisition, we take steps to ensure our data and system security protection measures cover the acquired business as part of our integration process. As such, there may be a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our data and system security integration.

We may also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to merchant and customer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of merchant and consumer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in litigation, governmental and card network intervention and fines, lost revenue and other liabilities and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, could harm our reputation and deter existing and prospective merchants and partners from using our services, deter customers from making electronic payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of regulatory scrutiny, result in the imposition of regulatory or card network fines and other penalties, and adversely affect our continued card network registration and financial institution sponsorship. For example, if we were to be removed from the card networks’ lists of PCI Data Security Standard compliant service providers, our existing merchants, sales and financial institution partners or other third parties may terminate their relationship with us or cease using or referring our services. Also, prospective merchants, sales partners, financial institution partners or other third parties may delay or choose not to consider us for their processing needs. In addition, card networks could refuse to allow us to process through their networks. Any of the foregoing could adversely impact our business, financial condition or results of operations.

We may experience failures in our processing systems due to software defects, computer viruses and development delays, which could damage customer relations and expose us to liability.

Our core business depends on the reliability of our processing systems. A system outage or other failure could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. Certain laws, regulations and card network rules allow for penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. In addition, we utilize select third parties for certain disaster recovery operations, particularly outside of the United States. To the extent we outsource any disaster recovery functions, we could be adversely impacted in the event of the vendor’s unresponsiveness or other failures. In addition, our insurance may not be adequate to compensate us for all losses or failures that may occur.

Our products and services are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing and implementing changes to our systems. In addition, the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential merchants, harm to our reputation or other liabilities. In addition, we rely on technologies supplied to us by third parties that may contain undetected errors, viruses or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our merchants and partners, we cannot assure that these measures will be successful in limiting our liability.

Degradation of the quality of the products and services we offer, including support services, could adversely impact our ability to attract and retain merchants and partners.

Our merchants and partners expect a consistent level of quality in the provision of our products and services, which are a significant element of the value proposition we offer to them. If the reliability or functionality of our products and services is compromised or the quality or support of such products and services is otherwise degraded, we could lose existing merchants and partners and find it harder to attract new merchants and partners. If we are unable to scale our support functions to address the growth of our merchant portfolio and partner network, the quality of our support may decrease, which could also adversely affect our ability to attract and retain merchants and partners.

Acquisitions create certain risks and may adversely affect our business, financial condition or results of operations.

We have actively acquired businesses and expect to continue to make acquisitions of businesses or assets in the future. The acquisition and integration of businesses or assets involve a number of risks. These risks include valuation (determining a fair price for the business or assets), integration (managing the process of integrating the acquired business’ people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining regulatory or other government approvals that may be necessary to complete the acquisition) and due diligence (including identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions to be assumed in the acquisition).

In addition, acquisitions outside of the United States often involve additional or increased risks including:

•	managing geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	complying with non-U.S. legal and regulatory requirements;
•	addressing financial and other impacts to our business resulting from fluctuations in currency exchange rates;
•	enforcing intellectual property rights in non-U.S. countries;
•	difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these markets; and
•	general economic and political conditions.

The failure to avoid or mitigate the risks described above or other risks associated with acquisitions could have a material adverse effect on our results of operations, cash flows and financial condition.

In addition, we may not be able to successfully integrate any businesses that we acquire or do so within the intended timeframe. We could face significant challenges in managing and integrating our acquisitions, including acquired assets, operations and personnel. In addition, the expected cost synergies associated with our acquisitions may not be fully realized in the anticipated amount or within the contemplated timeframe or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows, financial condition and prospects.

Further, there may be material risks we are unable to identify or quantify through due diligence. If significant liabilities, including those relating to violations of applicable law, arise at one of our joint ventures or acquired subsidiaries, we may be exposed to material liabilities or our business may be materially and adversely affected.

Finally, future acquisition opportunities may not be available on acceptable terms, or at all, and we may not be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. If we are unable to continue to complete successful acquisitions, our growth and prospects could be adversely impacted.

Continued consolidation in the banking industry could adversely affect our growth.

The banking industry continues to experience consolidation regardless of overall economic conditions. For example, in October of 2018, BNP Paribas Group acquired one of our financial institutional referral partners, Raiffeisen Bank Polska, in Poland.  In addition, in times of economic distress, various regulators in the markets we serve have acquired, and in the future may acquire, financial institutions, including banks with which we partner. If a current financial institution referral partner of ours is acquired by another bank, the acquiring bank may seek to terminate our agreement and impose its own merchant services program on the acquired bank. If a financial institution referral partner acquires another bank, our financial institution referral partner may take the opportunity to conduct a competitive bidding process to determine whether to maintain our merchant acquiring services or switch to another provider. In either situation, we may be unable to retain the relationship post-acquisition, or may have to offer financial concessions to do so, which could adversely affect our results of operations or growth. In addition, if a current financial institution referral partner of ours is acquired by a regulator, the regulator may seek to alter the terms or terminate our existing agreement with the acquired financial institution.

One of our financial institution referral partners, Grupo Banco Popular, was acquired by Banco Santander SA in June 2017. Following the acquisition, we believe our referral relationship remains in full force and effect and will continue to provide us with referrals during the remainder of the term of the underlying agreement. However, we cannot assure you that the acquisition will not have an adverse impact on our referral relationship during the remaining term of the agreement. If our referral relationship was to be adversely impacted, it could have a material adverse effect on our business.

Additionally, the payments industry has also been experiencing consolidation. In January 2018, Vantiv, Inc. acquired Worldpay Group plc, creating one of the largest payments institutions in our industry. In addition, in January 2019, it was announced that Fiserv had entered into an agreement to acquire First Data Corporation and, in March 2019, it was announced that Fidelity National Information Services had entered into an agreement to acquire Worldpay, Inc. Continued consolidation in the payments industry may impact our ability to compete for merchants and financial partners.

Increased customer, referral partner or sales partner attrition could cause our financial results to decline.

We experience attrition in merchant transaction processing volume due to several factors, including business closures, transfers of merchants’ accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. In addition, if an existing sales partner switches to another payment processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new customer referrals from the sales partner and we risk losing existing merchants that were originally enrolled by the sales partner. We cannot predict the level of attrition that may occur in the future and it could increase. Higher than expected attrition could adversely affect our business, financial condition or results of operations. Our referral partners are a significant source of new business. In addition, in certain of the markets in which we conduct business, a substantial portion of our revenue is derived from long-term contracts. If we are unable to renew our referral partner and merchant contracts on favorable terms, or at all, our business, financial condition or results of operations could be adversely affected.

We incur chargeback liability when our merchants refuse to or cannot reimburse chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition or results of operations.

In the event that a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services, rather than delivering goods or rendering services at the time of payment, as well as “card not present” transactions in which consumers are not physically present, such as eCommerce, telephonic and mobile transactions. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition or results of operations. We have policies and procedures to manage merchant-related credit risks, such as requiring merchant cash reserve accounts and monitoring transaction activity. Notwithstanding our policies and procedures for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could adversely affect our business, financial condition or results of operations.

In addition, in certain cases, governmental authorities may seek to freeze or take possession of merchant cash reserves as part of an investigation or regulatory proceeding.  When that happens, we may be unable to satisfy chargeback losses from the merchant cash reserves and may experience significant losses if we are required to satisfy chargeback losses from our own funds.

Failure to maintain or collect reimbursements from our financial institution referral partners could adversely affect our business.

Certain of our long-term referral arrangements with our financial institution partners permit our partners to offer their merchant customers lower rates for processing services than we typically provide to the general market. If one of our bank partners elects to offer these lower rates, they are contractually required to reimburse us for the full amount of the discount provided to their merchant customers. Notwithstanding such contractual commitments, there can be no assurance that these contractual provisions will fully protect us from potential losses should a bank partner default on its obligations to reimburse us or seek to discontinue such reimbursement obligations in the future. If we are unable to collect the full amount of any such reimbursements for any reason, we may incur losses. In addition, any discount provided by our financial institution partner may cause merchants in these markets to demand lower rates for our services in the future, which could further reduce our margins or cause us to lose merchants, either of which could adversely affect our business, financial condition or results of operations.

Fraud by merchants or others could adversely affect our business, financial condition or results of operations.

We may be liable for certain fraudulent transactions and credits initiated by merchants or others. For example, to the extent we were to process payments for a merchant that engaged in unfair or deceptive trade practices, we may be subject to enforcement actions by the Federal Trade Commission, other consumer protection agencies or state attorneys general. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card, or intentionally failing to deliver goods or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud, especially through eCommerce transactions. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities, including if we are subject to enforcement action by a regulatory authority. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition or results of operations.

Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.

We depend on third-party vendors and partners to provide us with certain products and services, including components of our computer systems, software, data centers and telecommunications networks, to conduct our business. For example, we rely on third parties for services such as organizing and accumulating certain daily transaction data from each merchant and card issuer and forwarding the data to the relevant card network. We also rely on third parties for specific software and hardware used in providing our products and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them. In addition, we rely on various financial institutions to provide clearing services in connection with our settlement activities. If these financial institutions stop providing clearing services, we would need to find other financial institutions to provide those services. If we were unable to do so we would no longer be able to provide processing services to certain merchants, which could adversely affect our business, financial condition or results of operations.

The systems and operations of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized access, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant vendors and partners or our vendors and partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our vendors and partners to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences:

•	loss of revenues;
•	loss of merchants and partners;
•	loss of merchant and cardholder data;
•	fines imposed by card networks;
•	reputational harm;
•	exposure to fraud losses or other liabilities;
•	additional operating and development costs; or
•	diversion of management, technical and other resources.

We depend, in part, on our merchant and strategic relationships with various financial institutions and referral partners to grow our business. If we are unable to maintain these relationships, our business may be adversely affected.

We depend, in part, on our merchant relationships to grow our business. Our merchant processing agreements are our main source of revenue.  Our failure to maintain or grow these relationships could adversely affect our business and result in a reduction of our revenue and profit.

We also rely on our various financial institution relationships, including our partnerships with Deutsche Bank, Deutsche Postbank, PKO Bank Polski, Banco Popular/Grupo Santander, Bank of Ireland, Raiffeisen, Citibanamex, Sabadell, Liberbank, Moneta, Caixa Guissona and BNP Paribas, to grow our business.  These relationships are structured in various ways, such as commercial alliance relationships, equity method investments and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive referrals and credit facilities to fund our daily settlement obligations.  These facilities are generally short term and at preferential interest rates.  In some cases, our bank partners provide us with card association sponsorship.

In addition, we rely on our various referral partners to grow our business.  Our sales divisions work with a diverse mix of referral partners including ISVs, software dealers and independent sales agents.  These relationships generally consist of non-exclusive referral arrangements pursuant to which we pay our partners a referral fee based on profit generated by the merchants attributable to their referral.

We rely on the growth of our financial institution and referral partner relationships, and our ability to maintain these relationships, to support and grow our business. If we fail to maintain these relationships, or our financial institution partners fail to maintain their brands or decrease the size of their branded networks, or our referral partners fail to penetrate their target markets or fail to remain competitive in such markets, our business may be adversely affected.  Furthermore, failure to maintain our financial institution relationships may prevent us from obtaining settlement facilities at preferential terms and we may be forced to secure alternative arrangements on less favorable terms.  The loss of financial institution relationships or referral partners could adversely affect our business and result in a reduction of our revenue and profit.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage all risks our business encounters. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating the risks to which we are or may be exposed, we may suffer uninsured liability or harm to our reputation, or be subject to litigation or regulatory actions that could adversely affect our business, financial condition or results of operations.

A significant number of our merchants are small- and medium-sized businesses or small affiliates of large companies, which can be more difficult and costly to retain than larger enterprises and may increase the impact of economic fluctuations on us.

We market and sell our products and services to, among others, SMEs and small affiliates of large companies. To continue to grow our revenue, we must add merchants, sell additional services to existing merchants and encourage existing merchants to continue doing business with us. However, retaining SMEs can be more difficult than retaining large enterprises as SME merchants:

•	often have higher rates of business failures and more limited resources;
•	are typically less sophisticated in their ability to make technology-related decisions based on factors other than price;
•	may have decisions related to the choice of payment processor dictated by their affiliated parent entity; and
•	are more able to change their payment processors than larger organizations dependent on our services.

SMEs are typically more susceptible to the adverse effects of economic fluctuations. Adverse changes in the economic environment or business failures of our SME merchants may have a greater impact on us than on our competitors who do not focus on SMEs to the extent that we do. As a result, we may need to attract and retain new merchants at an accelerated rate or decrease our expenses to mitigate negative impacts in the event our SME merchants experience business declines due to economic trends or otherwise, failure of which may negatively impact our results of operations, financial condition, cash flows or prospects.

Our business depends on a strong and trusted brand and damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.

We market our products and services under our brand, the brand of our partners or both, and we must protect and grow the value of our brand to continue to be successful in the future. If an incident were to occur that damaged our reputation, or the reputation of our partners, the value of our brand could be adversely affected and our business could be damaged.

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by region. In North America, our revenue has typically been strongest in our fourth quarter and weakest in our first quarter. In Europe, our revenue has typically been strongest in our third quarter and weakest in our first quarter. Some variability results from seasonal retail events and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as number of transactions processed and payment processing volumes. Volatility in our key operating metrics or their rates of growth could result in fluctuations in financial condition or results of operations and may lead to adverse inferences about our prospects, which could result in declines in our stock price.

Our ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop qualified personnel could adversely affect our business, financial condition or results of operations.

Our business may be adversely affected by geopolitical and other risks associated with operations outside of the United States and, as we continue to expand internationally, we may become more susceptible to these risks.

We offer merchant acquiring and processing services in many geographies outside of the United States, including in Canada, the Czech Republic, Germany, Ireland, Mexico, Poland, Spain and the United Kingdom. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear regulatory frameworks for the payment services industry. This lack of legal certainty exposes our operations to increased risks, including difficulty enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. As we continue to expand internationally, we may face challenges due to the presence of more established competitors and our lack of experience in certain non-U.S. markets.

In addition, our current and future financial institution partners in foreign jurisdictions, particularly in Europe, may be acquired, reorganized or otherwise disposed of in the event of further market turmoil or losses in their loan portfolio that result in such financial institutions becoming less than adequately capitalized. Our revenue derived from these and other non-U.S. operations is subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could adversely affect our business, financial condition or results of operations. Certain of our partners in foreign jurisdictions are also state-controlled entities, which may adversely affect our ability to seek redress for any contractual breach to the extent these partners can successfully claim sovereign immunity. In addition, in the event ongoing or future sovereign debt concerns in a particular country impact any such partner, our business could be negatively impacted.

We have significant operations in the United Kingdom and throughout Europe more generally. In June 2016, the United Kingdom held a referendum in which a majority of voters elected to withdraw from the EU, commonly referred to as “Brexit.” As a result of the referendum, the United Kingdom has until March 29, 2019 to negotiate the terms of its withdrawal from the EU. After extensive negotiations, a deal was reached between the United Kingdom and the EU, but this deal was recently rejected by the House of Commons in the United Kingdom. It is unclear whether a revised agreement will be approved by the House of Commons or whether the United Kingdom could be forced to leave the EU without an agreement in place regarding the various trade, immigration and other laws currently negotiated by the EU on behalf of its member states. As a result, Brexit has created significant uncertainty about the future relationship between the United Kingdom and the EU and has given rise to calls for certain regions within the United Kingdom to preserve their place in the EU by separating from the United Kingdom, as well as for the governments of other EU member states to consider withdrawal. The uncertainty surrounding the exact terms of any Brexit, or whether there will be a negotiated agreement at all, has rippled through the global economy and may in the future have a material adverse effect on global economic conditions and the stability of the global financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility as a result. Lack of clarity about applicable future laws, regulations or treaties as the United Kingdom finalizes its withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, immigration and employment laws, and other rules that would apply to us and our subsidiaries, could increase our costs. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or within the EEA overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully manage the foregoing risks relating to our business outside the U.S, our business, prospects, financial condition and results of operations could be adversely impacted.

A decline in the use of cards as a payment mechanism for consumers or other adverse developments with respect to the card industry in general may adversely impact us.

In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards, and various factors may impact levels of use.  For example, consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Financial institutions may seek to charge their customers additional fees for use of credit or debit cards which could result in decreased use of credit or debit cards. Any other development that impacts the cost, convenience or quality of services of electronic payments could result in a decline in the use of credit and debit cards or other electronic payments. Any such decline may adversely impact our business, prospects, financial condition and results of operations.

Increases in card network fees and other changes to fee arrangements may result in the loss of merchants or a reduction in our earnings.

From time to time, card networks, including Visa and Mastercard, increase the fees that they charge processors. We could attempt to pass these increases along to our merchants but this strategy might result in the loss of merchants to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our merchants in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings.

In addition, in certain of our markets, card issuers pay merchant acquirers fees based on debit card usage in an effort to encourage debit card use. If this practice were discontinued, our revenue and margins in jurisdictions where we receive these fees would be adversely affected.

If we fail to comply with the applicable requirements of card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or sales partners incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and Mastercard and other card networks as members or service providers for member institutions. Visa, Mastercard and other card networks set rules and standards with which we must comply.

The card network rules subject us and our merchants to a variety of fines or penalties, including termination of our registrations or status as a certified service provider, for certain acts or omissions by us or our merchants. The rules of card networks are set by their boards, which include members that are card issuers that directly or indirectly sell processing services to merchants in competition with us. There is a risk that these members could use their influence to enact changes to the card network rules or policies that are detrimental to us. Any changes in network rules or standards that increase the cost of doing business or limit our ability to provide processing services to our merchants will adversely affect the operation of our business. In addition, if a merchant or sales partner fails to comply with the applicable requirements of card networks, it could be subject to a variety of fines or penalties that may be levied by card networks. We may have to bear the cost of such fines or penalties if we are unable to collect them from the applicable merchant or sales partner. The termination of our member registration, any change in our status as a service provider or merchant processor, or any changes in network rules or standards could prevent us from providing processing services relating to the affected card network and could adversely affect our business, financial condition or results of operations

Financial risks

We may be required to purchase the remainder of our eService subsidiary in Poland.

In December 2013, we acquired a 66% ownership interest in Centrum Elektronicznych Uslug Platniczych eService Sp. z o.o., or eService, from PKO Bank Polski. In connection with the purchase, we granted a put option to PKO Bank Polski that, if exercised, could force us to buy the remainder of the business at the then-current market price. If we are forced to purchase the remainder of our eService subsidiary at a time in which it is not otherwise in our best interest to do so, our business, including our liquidity, could be adversely affected.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Revenue and profit generated by our non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates and the impact may be significant. For example, revenue generated by our non-U.S. operations represented approximately 65% of our total revenue for the year ended December 31, 2018, and a hypothetical uniform 10% weakening of the local currencies of our non-U.S. operations would result in a decrease of approximately $3.3 million in pretax income for the year ended December 31, 2018. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenues and earnings we derive from our non-U.S. operations and adversely affect our business. A greater portion of our revenue is generated outside the U.S. as compared to certain of our competitors and, as such, foreign currency exchange rates will have a more significant impact on our results.

While we currently have limited diversification in foreign currency, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates in the future through the use of hedging arrangements. To the extent that we hedge our foreign currency exchange rate exposure in the future, we will forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.

As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 42% of total assets on our balance sheet as of December 31, 2018. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our debt obligations.

Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;
•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing such indebtedness;

•	restricting us from making strategic acquisitions or causing us to make nonstrategic divestitures;
•	making it more difficult for us to obtain network sponsorship and clearing services from financial institutions or to obtain or retain other business with financial institutions;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; or
•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense and enhance free cash flow generation. We have entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (our “Senior Secured Credit Facilities”). As of December 31, 2018, our Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively. We may not be able to refinance our Senior Secured Credit Facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

In addition, certain of our borrowings, including borrowings under our Senior Secured Credit Facilities, are at variable rates of interest. If interest rates increase, the interest payment obligations under our variable rate indebtedness will increase even if the amount borrowed remains the same. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. As of December 31, 2018, we had $697.0 million aggregate principal amount of variable rate indebtedness. As a result, as of December 31, 2018, the impact of a 100 basis point increase in interest rates would increase our annual interest expense by approximately $7.0 million.

Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.

Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”) is determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, in July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established.

As of December 31, 2018, approximately $697.0 million of our outstanding indebtedness had interest rate payments determined directly or indirectly based on LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, if LIBOR ceases to exist, we may be forced to substitute an alternative benchmark rate, such as a different interest rate, or rely on base rate borrowings in lieu of LIBOR under our current and future indebtedness. At this point, it is not clear what, if any, alternative benchmark rate may be adopted to replace LIBOR, however, any such alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

Restrictions imposed by our Senior Secured Credit Facilities and our other outstanding indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of our Senior Secured Credit Facilities restrict us and our restricted subsidiaries, which currently include all of our operating subsidiaries, from engaging in specified types of transactions. These covenants restrict our ability, and that of our restricted subsidiaries, to, among other things:

•	incur indebtedness;
•	create liens;
•	engage in mergers or consolidations;
•	make investments, loans and advances;
•	pay dividends and distributions and repurchase capital stock;
•	sell assets;
•	engage in certain transactions with affiliates;
•	enter into sale and leaseback transactions;
•	make certain accounting changes; and
•	make prepayments on junior indebtedness.

In addition, the credit agreements governing our Senior Secured Credit Facilities contain a springing maximum total leverage ratio financial covenant. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A breach of any of these covenants (or any other covenant in the documents governing our Senior Secured Credit Facilities) could result in a default or event of default under our Senior Secured Credit Facilities.

In the event of any event of default under our Senior Secured Credit Facilities, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Senior Secured Credit Facilities. We have pledged substantially all of our U.S. assets as collateral securing our Senior Secured Credit Facilities and any such exercise of remedies on any material portion of such collateral would materially and adversely affect our financial condition and our ability to continue operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under our Senior Secured Credit Facilities would likely have a material adverse effect on us.

Accelerated funding programs increase our working capital requirements and expose us to incremental credit risk, and if we are unable to access or raise sufficient liquidity to address these funding programs we may be exposed to additional competitive risk.

In response to demand from our merchants and competitive offerings, we offer certain of our merchants various accelerated funding programs which are designed to enable qualified participating merchants to receive their deposits from credit card transactions in an expedited manner. These programs increase our working capital requirements and expose us to incremental credit risk related to our merchants, which could constrain our ability to raise additional capital to fund our operations and adversely affect our growth, financial condition and results of operations. Our inability to access or raise sufficient liquidity to address our needs in connection with the anticipated expansion of such advance funding programs could put us at a competitive disadvantage by restricting our ability to offer programs to all of our merchants similar to those made available by our various competitors.

Legal and regulatory risks

Failure to comply with the FCPA, anti-money laundering, economic and trade sanctions regulations, and similar laws and regulations could subject us to penalties and other adverse consequences.

We operate our business in several foreign countries where companies often engage in business practices that are prohibited by U.S. and other laws and regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and other laws that prohibit the making or offering of improper payments, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers, including payments to foreign governments, officials and business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies for which we may be ultimately responsible.

In addition, we are subject to certain anti-money laundering laws and regulations. In some jurisdictions, we are directly subject to these regulations. In other cases, we are contractually required to comply with certain regulations to which our bank partners are subject. These regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, typically require businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

We are also subject to certain economic and trade sanctions programs administered by OFAC, which prohibit or restrict transactions with specified countries, governments, and, in certain circumstances, nationals, as well as narcotics traffickers and terrorists or terrorist organizations. Other group entities may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.

Similar anti-money laundering and counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.

Failure to comply with any of these laws or regulations or changes in this legal or regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may result in significant financial penalties, reputational harm or change the manner in which we currently conduct some aspects of our business, which could adversely affect our business, financial condition or results of operations.

Failure to enforce and defend our intellectual property rights may diminish our competitive advantages or interfere with our ability to market and promote our products and services.

Our trademarks, trade names, trade secrets, know-how, proprietary technology and other intellectual property are important to our future success, including the rights associated with our EVO, BOIPA and eService trademarks and trade names, among others. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to vigorously defend our intellectual property, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to prevent infringement, misappropriation or other violations. We also cannot guarantee that others will not independently develop technology with the same or similar functions as the proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Furthermore, we may face claims of infringement of third-party intellectual property that could interfere with our ability to market and promote our products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition or results of operations. In addition, the laws of certain non-U.S. countries where we do business or may do business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

We may be adversely impacted by new or revised tax regulations or their interpretations, or by becoming subject to additional foreign or U.S. federal, state or local taxes that cannot be passed through to our merchants or partners.

We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretation could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow or net income, and adversely affect our business, financial condition or results of operations. In addition, our financial results could be adversely impacted if we become subject to new or additional taxes that cannot be passed through to our merchants or partners.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes became effective immediately, without any transition periods or grandfathering of existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these changes will affect state and local taxation, which often use federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the recent tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.

In addition to changes in tax regulations or interpretations, our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	allocation of expenses to and among different jurisdictions;
•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation; and
•	mix of future earnings and tax liabilities recognized in foreign jurisdictions at varying rates versus U.S. federal, state and local income taxes.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state and local as well as foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.

We and our merchants are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. In particular, our merchants are subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations. In addition, the U.S. government has increased its scrutiny of a number of credit card practices from which some of our merchants derive significant revenue. Regulation of the payments industry, including regulations applicable to us and our merchants, has also increased significantly in recent years.

We are also subject to U.S. and international financial services regulations, a  myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and privacy and information security regulations. In addition, certain of our alliance partners are subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us, which could adversely affect our business, financial condition or results of operations.

In particular, the Dodd-Frank Act has significantly changed the U.S. financial regulatory system. Under the Dodd-Frank Act, the Federal Reserve Board regulates debit interchange transaction fees. In addition, Title X of the Dodd- Frank Act established the CFPB to regulate consumer financial products and services. The CFPB enforces prohibitions against unfair, deceptive or abusive acts or practices under the Dodd-Frank Act and may have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. The CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Separately, the Dodd-Frank Act restricts card network exclusivity arrangements and transaction routing requirements and limits the ability of card networks to impose certain restrictions on merchants.

Failure to comply with laws and regulations could damage our reputation, result in the suspension or revocation of licenses and registrations, and subject us to enforcement or criminal actions or penalties, including fines. Any of the foregoing could adversely affect our ability to operate our business, our financial condition or results of operations.

Changes to regulations that are applicable to us, our merchants or the card networks could require us to make capital investments to modify our processes or services and could reduce the fees we are able to charge our merchants. Regulations could also result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of merchant attrition. Furthermore, any regulatory change that results in modifications to our merchants’ business practices could change the demand for our services and alter the type or volume of transactions that we process on behalf of our merchants. Any of the foregoing could adversely impact our business, financial condition or results of operations.

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters. We are also involved in, or are the subject of, governmental or regulatory agency inquiries or investigations and make voluntary self-disclosures to government or regulatory agencies from time to time. Our insurance or indemnities may not cover all claims that may be asserted against us and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition or results of operations.

In particular, in May 2017 an indictment by a grand jury in the U.S. District Court for the Southern District of New York was unsealed. The indictment charges two former managers—the chief executive officer and a senior sales person—of one of our U.S. subsidiaries with mail fraud, wire fraud and conspiracy to commit mail fraud and wire fraud based on allegations that the managers were engaged in a scheme to overbill the subsidiary’s customers. We are not named in the indictment and are not suspected of wrongdoing. In addition, the indictment alleges that the managers actively concealed the fraudulent scheme from us, including by deceiving our internal credit and risk auditors who reviewed certain of the subsidiary’s sales and billing procedures. In January 2019, the former senior sales person of our subsidiary pled guilty to one count of conspiracy to commit mail fraud and wire fraud in connection with the allegations set forth in the indictment. The trial for the former chief executive officer of the subsidiary is currently scheduled for April 2019.

We initially acquired an interest in this subsidiary in 2009, and the subsidiary operated its business independently since that time. Immediately upon learning of the investigation in July 2015, we shifted control of the subsidiary’s ongoing operations to EVO senior management, terminated all employees (including all management) of the subsidiary, and have actively worked to remedy any misconduct that is the subject of the investigation and charges. We are not currently a focus of any investigation or proceeding relating to this matter and are cooperating fully with the U.S. Attorney’s Office handling the matter. Although we are not currently the target of any investigation or proceeding relating to this matter, we may in the future be subject to investigation, legal proceedings or enforcement actions due to our ownership and control of this subsidiary. Any such investigation, legal proceeding or enforcement action may result in payments, fines, activity restrictions, or liabilities, any of which may materially and adversely affect our financial condition, results of operations or liquidity. In addition, our continued cooperation with the current investigation and criminal charges, or any future investigation, legal proceeding or enforcement action relating to this matter, may divert management’s attention from the operation of our business.

Risks related to our organizational structure

Our principal asset is our interest in EVO, LLC, and, as a result, we depend on distributions from EVO, LLC to pay our taxes and expenses, including payments under the tax receivable agreement with the Continuing LLC Owners (the “TRA”). EVO, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of EVO, LLC and its subsidiaries and distributions we receive from EVO, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although EVO, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to EVO, Inc., the terms of our Senior Secured Credit Facilities restrict the ability of our subsidiary, EVO Payments International, LLC, and certain of its subsidiaries to pay dividends to EVO, LLC.

EVO, LLC will continue to report as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of EVO, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of EVO, LLC. Under the terms of its limited liability company agreement, EVO, LLC will be obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. We intend, as its managing member, to cause EVO, LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the TRA. However, EVO, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate applicable law or any agreement to which EVO, LLC is then a party, including debt agreements, or that would have the effect of rendering EVO, LLC insolvent. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition and subject us to various restrictions imposed by lenders. To the extent we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach that would accelerate payments due under the TRA. In addition, if EVO, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks related to ownership of our Class A common stock” and “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend policy.”

The TRA requires us to make cash payments to the Continuing LLC Owners in respect of certain tax benefits to which we may become entitled, and we expect that those payments will be substantial.

Under the TRA, we are required to make cash payments to the Continuing LLC Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of EVO, LLC resulting from any purchases or redemptions of LLC Interests from the Continuing LLC Owners and (2) certain other tax benefits related to our making payments under the TRA. We expect that the amount of the cash payments required under the TRA will be significant. Any payments made by us to the Continuing LLC Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA.

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of LLC Interests, the amount of gain recognized by such holders of LLC Interests, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, and the federal tax rates then applicable.

Our organizational structure, including the TRA, confers certain benefits upon the Continuing LLC Owners that do not benefit holders of our Class A common stock to the same extent that they benefit the Continuing LLC Owners.

Our organizational structure, including the TRA, confers certain benefits upon the Continuing LLC Owners that do not benefit the holders of our Class A common stock to the same extent, such as the payment by EVO, Inc. to the Continuing LLC Owners of 85% of the amount of certain tax benefits, discussed above. Although EVO, Inc. retains 15% of the amount of such tax benefits, this and other aspects of our organizational structure that benefit the Continuing LLC Owners may adversely impact the future trading market for the Class A common stock.

In certain cases, payments under the TRA to the Continuing LLC Owners may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that, upon certain mergers, asset sales, business combinations or changes of control transactions, or the early termination of the TRA at our election, payments to the Continuing LLC Owners under the TRA are based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize the potential future tax benefits that are subject to the TRA.

As a result, (1) we could be required to make payments under the TRA that are greater than the specified percentage of any actual tax benefits we ultimately realize and (2) if we elect to terminate the TRA early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, based on certain assumptions, which payment may occur significantly in advance of the actual realization of such future tax benefits, if any. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA.

We will not be reimbursed for any payments made to the Continuing LLC Owners under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA will be based on the tax reporting positions that we determine. The IRS or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Continuing LLC Owner that owns at least 10% of the outstanding LLC Interests. The interests of the Continuing LLC Owners in any such challenge may differ from or conflict with our interests or the interests of holders of our Class A common stock and therefore the exercise of their consent rights may be adverse to our interests and the interests of holders of our Class A common stock. We will not be reimbursed for any cash payments previously made to the Continuing LLC Owners under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing LLC Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing LLC Owner will be netted against any future cash payments that we might otherwise be required to make to such Continuing LLC Owner under the terms of the TRA. However, we may not determine that we have effectively made an excess cash payment to a Continuing LLC Owner for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the TRA significantly in excess of any tax savings that we realize in respect of the tax attributes with respect to a Continuing LLC Owner that are the subject of the TRA.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of EVO, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined under the 1940 Act.

As the sole managing member of EVO, LLC, we control and operate EVO, LLC. On that basis, we believe that our interest in EVO, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of EVO, LLC, our interest in EVO, LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and EVO, LLC intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks related to ownership of our Class A common stock

The Continuing LLC Owners have significant influence over us, including control over decisions that require the approval of stockholders.

The Continuing LLC Owners control a majority of the voting power represented by all our outstanding classes of stock. As a result, the Continuing LLC Owners exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and will continue to have significant control over our management and policies. Four members of our board of directors are Continuing LLC Owners or are affiliated with our Continuing LLC Owners. The Continuing LLC Owners can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. In addition, the concentration of voting power with the Continuing LLC Owners may have an adverse effect on the price of our Class A common stock and the interests of the Continuing LLC Owners may not be consistent with the interests of our Class A stockholders.

Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	a multi-class common stock structure;
•	a classified board of directors with staggered three-year terms;
•	the ability of our board of directors to issue one or more series of preferred stock;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•	certain limitations on convening special stockholder meetings;
•	a prohibition on cumulative voting in the election of directors;
•	the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock; and
•	amendment of certain provisions of our certificate of incorporation only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock.

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer was considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011 and whose annual gross revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•	the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•	the date on which it has, during the previous three-year period, issued more than $1.00 billion in nonconvertible debt; and
•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as December 31, 2023. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•	be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and
•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We cannot predict if investors will find our Class A common stock less attractive as a result of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our existing Senior Secured Credit Facilities. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder to the Company or the Company’s stockholders, (3) claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another jurisdiction, which could adversely affect our business, financial condition or results of operations.

We have renounced the doctrine of corporate opportunity to the fullest extent permitted by applicable law.

Our amended and restated certificate of incorporation provides that the corporate opportunity doctrine will not apply, to the extent permitted by applicable law, against any of our officers, directors or stockholders or their respective affiliates (other than those officers, directors, stockholders or affiliates acting in their capacity as our employee or director) in a manner that would prohibit them from investing or participating in competing businesses. To the extent any of our officers, directors or stockholders or their respective affiliates invest in such other businesses, they may have differing interests than our other stockholders. For example, subject to any contractual limitations, our officers, directors or stockholders or their respective affiliates’ funds may currently invest, and may choose in the future to invest, in other companies within the electronic payments industry which may compete with our business. Accordingly, in certain circumstances, the interests of our officers, directors or stockholders or their respective affiliates may compete against us or pursue opportunities instead of us, for which we have no recourse. These actions on the part of our officers, directors or stockholders or their respective affiliates could adversely impact our business, financial condition or results of operations.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, the price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the stock price or trading volume of our Class A common stock to decline.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Public company reporting obligations place a considerable burden on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer although, as described above, we could potentially qualify as an “emerging growth company” until as late as December 31, 2023.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or express an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and the market price for our Class A common stock may be adversely affected.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of a significant amount of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As part of the Reorganization Transactions, the Continuing LLC Owners received certain sale and exchange rights. Specifically, Blueapple has a sale right providing that, upon our receipt of a sale notice from Blueapple, we will use our commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. In addition, pursuant to an exchange agreement (the “Exchange Agreement”) each Continuing LLC Owner (other than Blueapple) has an exchange right providing that, upon receipt of an exchange notice from such Continuing LLC Owner, we will exchange the applicable LLC Interests from such Continuing LLC Owner for newly issued shares of our Class A common stock on a one-for-one basis. Each Continuing LLC Owner (other than Blueapple) also received certain registration rights pursuant to a registration rights agreement, including customary piggyback registration rights, which include the right to participate on a pro rata basis in any public offering we conduct in response to our receipt of a sale notice from Blueapple. In addition, MDP received customary demand registration rights that require us to register shares of Class A common stock held by it, including any Class A common stock received upon our exchange of Class A common stock for its LLC Interests.  Blueapple has the right, in connection with any public offering we conduct (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that we use our commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and use the net proceeds therefrom to purchase a pro rata portion of its LLC Interests. The market price of shares of our Class A common stock could decline, potentially significantly, if any of these stockholders exercise their registration, sale or exchange rights.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. In addition, we have reserved over 7 million shares of Class A common stock for issuance under our 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) to our employees, directors, officers and consultants. Any issuance of additional securities in the future may result in additional dilution to the holders of our Class A common stock or may adversely impact the price of our Class A common stock.

The market price for our Class A common stock may change significantly, and holders of our Class A common stock may not be able to resell shares at or above the price they paid or at all.

It is possible that an active trading market for our Class A common stock will not be sustained, which could make it difficult for holders of our Class A common stock to sell their shares at an attractive price or at all. In addition, volatility in the market price of our Class A common stock may prevent shareholders from selling shares of our Class A common stock at or above the price they paid for them. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as the following:

•	results of operations that vary from those of our competitors or the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	technology changes, changes in consumer behavior or changes in merchant relationships in our industry;
•	security breaches related to our systems or those of our merchants, affiliates or strategic partners;
•	changes in market valuations of, or earnings and other announcements by, companies in our industry;
•	declines in the market prices of stocks generally, particularly those of global payment companies;
•

announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in business, regulatory, economic or market conditions affecting our industry or the economy as a whole and, in particular, in the consumer spending environment;
•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•	announcements relating to litigation or governmental investigations;
•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our Class A common stock;
•	changes in accounting principles; and

•	other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Atlanta, Georgia. Our other principal operations are located in Melville, New York; Portland, Maine; Addison, Texas; Denver, Colorado; Tampa, Florida; Edison, New Jersey; Cincinnati, Ohio; Omaha, Nebraska; Dublin, Ireland; Cologne, Germany; Madrid, Spain; Prague, Czech Republic; Mexico City, Mexico; Malta; Gibraltar; Montreal, Canada and Warsaw, Poland.

We lease all of the real property used in our business. The following table lists each of our material facilities and its location, use and approximate square footage.

Facility	Use	Approximate Size
		(Square Feet)
United States
Addison, Texas	Operations and customer support	74,000
Melville, New York	North America headquarters	65,000
Portland, Maine	Operations and customer support	56,000
Tampa, Florida	Integrated solutions development and support	43,000
Edison, New Jersey	Data center	19,000
Cincinnati, Ohio	Business-to-business solutions development and support	15,000
Atlanta, Georgia	Global headquarters	12,000
Denver, Colorado	Integrated solutions development and support	9,000

International
Warsaw, Poland	Sales, operations and customer support	40,000
Cologne, Germany	Sales, operations and customer support	16,000
Dublin, Ireland	Sales, operations and customer support	13,000
Montreal, Canada	Sales, operations and customer support	11,000
Mexico City, Mexico	Sales, operations and customer support	7,000
Madrid, Spain	Sales, operations and customer support	7,000
Prague, Czech Republic	Sales and customer support	1,500

We also lease a number of additional facilities, including local sales and other offices. We believe that our facilities are suitable and adequate for our current business. However, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Class A common stock is traded on the Nasdaq under the symbol “EVOP.” There is currently no established public trading market for our Class B common stock, Class C common stock or Class D common stock.

Holders

There were approximately 8 stockholders of record of our Class A common stock, 1 stockholder of record of our Class B common stock, 7 stockholders of record of our Class C common stock and 13 stockholders of record of our Class D common stock as of January 31, 2019.  The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by banks and brokers.

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the year ended December 31, 2018:

			Total Number of
			Shares Purchased
			as Part of Publicly	Approximate Dollar Value of Shares
	Total Number	Average Price	Announced	that May Yet Be Purchased Under
	of Shares	Paid per	Plans or	the Plans or Programs
Period	Purchased (1)	Share	Programs	(in millions)

May 1, 2018 to May 31, 2018	52,476	$16.00	—	$—
June 1, 2018 to June 30, 2018	451	$22.70	—	$—
October 1, 2018 to October 31, 2018	702	$23.19	—	$—
November 1, 2018 to November 30, 2018	410	$27.29	—	$—
December 1, 2018 to December 31, 2018	259	$24.38	—	$—

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Dividend policy

Since the IPO, we have not declared or paid any cash dividends on our common stock, and we have no current plan to do so. Because a significant portion of our operations is through our subsidiaries, our ability to pay dividends depends in part on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. The terms of our Senior Secured Credit Facilities restrict the ability of EVO Payments International, LLC (“EPI”), controlled subsidiary of EVO, Inc. and certain of its subsidiaries from paying dividends to EVO, LLC. In addition, our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries.

Recent sales of unregistered securities

There were no unregistered sales of equity during the year ended December 31, 2018, except as otherwise previously reported and for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

From time to time following the IPO, the Continuing LLC Owners (other than Blueapple) have the right to require us to exchange all or a portion of their LLC Interests and related shares of Class C common stock or Class D common stock for newly-issued shares of Class A common stock on a one-for-one basis, with their shares of Class C common stock or Class D common stock, as applicable, being cancelled upon any such exchange.  We may, under certain circumstances, elect to redeem the LLC Interests from any exchanging holder under the EVO LLC Agreement in lieu of any such exchange.

Equity compensation plan information

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock performance graph

The following graph compares the total shareholder return from May 23, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2018 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 500 Information Technology Index (“S&P Information Technology”). The table assume an initial investment of $100 on May 23, 2018.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities

Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act.

	May 23, 2018	June 30, 2018	September 30, 2018	December 31, 2018
EVO Payments, Inc.	$100.00	$108.20	$125.66	$129.71
S&P 500 Index	100.00	99.45	106.61	91.72
S&P Information Technology	100.00	99.57	108.02	88.92

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the periods beginning on and after January 1, 2016. EVO Payments, Inc. was formed on April 20, 2017 and, prior to the consummation of the Reorganization Transactions and our IPO, did not conduct any activities other than those incident to its formation and the IPO.  Our consolidated financial statements reflect, for all the periods prior to May 23, 2018, the operations of EVO, LLC and its consolidated subsidiaries, and for all periods on or after May 23, 2018, the operations of the Company and its consolidated subsidiaries (including EVO, LLC). The consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 and consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our consolidated financial statements included elsewhere in this Form 10-K.

The following selected historical financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our respective consolidated financial statements and the notes to the accompanying consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016
Statement of operations data:
Revenue	$564,754	$504,750	$419,221
(Loss) income from operations	(37,785)	45,163	40,352
Net (loss) income	(98,850)	(32,348)	57,451
Net (loss) attributable to EVO Payments, Inc.	(14,712)

Per share data:
Earnings per share
Basic	$(0.70)
Diluted	(0.70)

Balance sheet data:
Total assets	$1,534,387	$1,508,298
Settlement lines of credit	41,819	28,563
Total debt	697,041	855,633
Total deficit	(862,682)	(166,531)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our consolidated financial statements and the notes to the accompanying consolidated financial statements appearing elsewhere in this Form 10-K and the Risk Factors included in Part I, Item 1A of this Form 10-K, as well as other cautionary statements and risks described elsewhere in this Form 10-K.

The following discussion and analysis reflects the historical results of operations and financial position of EVO, LLC and its consolidated subsidiaries prior to the Reorganization Transactions and that of EVO, Inc. and its consolidated subsidiaries (including EVO, LLC) following the completion of the Reorganization Transactions. The historical results of operations and financial condition of EVO, LLC prior to the completion of the Reorganization Transactions, including the IPO, do not reflect certain items that affected our results of operations and financial condition after giving effect to the Reorganization Transactions and the use of proceeds from the IPO.

Overview

We are a leading payments technology and services provider offering an array of payment solutions to merchants ranging from small and mid-size enterprises to multinational companies and organizations across North America and Europe.  As a fully integrated merchant acquirer and payment processor in over 50 markets and 150 currencies worldwide, we provide competitive solutions that promote business growth, increase customer loyalty and enhance data security in the markets we serve.

Executive overview

•

Revenue for the year ended December 31, 2018 increased 11.9% to $564.8 million from $504.8 million in 2017, driven by an 18.7% increase in Europe segment revenue and a 7.2% increase in North America segment revenue.

•	North America segment profit for the year ended December 31, 2018 was $85.4 million, 3.2% higher than the year ended December 31, 2017.
•	Europe segment profit for the year ended December 31, 2018 was $61.2 million, 11.6% higher than the year ended December 31, 2017.

Recent acquisitions

See Note 4, “Acquisitions” in the notes to the accompanying consolidated financial statements for further information about recent acquisitions.

Our segments

We classify our business into two segments: North America and Europe. The alignment of our segments is designed to establish lines of business that support the geographical markets in which we operate and allow us to further globalize our solutions while working seamlessly with our teams across these markets. Both segments provide businesses with merchant acquiring solutions, including integrated solutions for retail transactions at physical business locations, as well as eCommerce and mobile transactions.

The business segment measurements provided to and evaluated by the segment leaders are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of the significant accounting policies.

•

Segment profit, which is the measure used by our chief operating decision maker to evaluate the performance of and to allocate resources to our segments, is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests. Certain corporate-wide governance functions, as well as depreciation and amortization, are not allocated to our segments.

North America

Our North America segment is comprised of the United States, Canada and Mexico. We distribute our products and services through a combination of bank referrals, a direct sales force, specialized integrated solution companies, sales agents and ISOs.

Europe

Our Europe segment is comprised of Western Europe (Spain, United Kingdom, Ireland, Germany and Malta) and Eastern Europe (Poland and the Czech Republic). We distribute our products and services through a combination of bank referrals, a direct sales force, specialized integrated solution companies and ISOs. We also provide ATM processing services to a financial institution and third-party ATM providers.

Key financial definitions

Revenue consists primarily of fees derived from the monetary value of and number of transactions processed for our merchants, as defined through contractual agreements with the merchants. We also receive revenues related to other fees for certain services and products.

We follow guidance provided in Accounting Standards Codification (“ASC”) 605-45, Principal Agent Considerations, which establishes guidance for whether revenue is recognized based on the gross amount billed to a customer or the net amount retained.

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

Cost of services and products, exclusive of depreciation and amortization shown separately below consists primarily of fees paid to card networks, front- and back-end fees paid to third-party network service providers and hardware vendors (such as vendors selling terminals or mobile devices) and payments to third parties for other product offerings. These fees are presented on a gross basis as we contract directly with the end customer, assume the risk of loss and have pricing flexibility. These expenses exclude any depreciation or amortization, which is described below.

Selling, general and administrative consists primarily of sales, customer support, advertising and other administrative costs. Sales expenses are comprised of salaries, commissions for internal sales personnel, payroll-related benefits and office infrastructure expenses. General and administrative expenses are comprised of compensation, benefits and other expenses associated with corporate management, finance, human resources, shared services, information technology and other activities.

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

Interest expense consists of interest cost incurred from our borrowings and the amortization of financing costs.

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

For the year ended December 31, 2018, we processed more than 950 million transactions in North America and approximately 2.1 billion transactions in Europe, an aggregate increase of 17.0% December 31, 2017, driven by organic growth and the impact of acquisitions. Transactions processed in North America accounted for 31% of the total transactions we processed in 2018.

For the year ended December 31, 2017, we processed more than 900 million transactions in North America and approximately 1.7 billion transactions in Europe, an aggregate increase of 22.3% compared to the year ended December 31, 2016, driven by organic growth and the impact of acquisitions. Excluding the impact of acquisitions, transactions processed grew 15.5% from 2016 to 2017. Transactions processed in North America accounted for 35% of the total transactions we processed in 2017.

For the year ended December 31, 2016, we processed more than 760 million transactions in North America and approximately 1.4 billion transactions in Europe, an aggregate increase of 36.8% compared to the year ended December 31, 2015, driven by organic growth and the impact of acquisitions. Excluding the impact of acquisitions, transactions processed grew 17.2% from 2015 to 2016. Transactions processed in North America accounted for 35% of the total transactions we processed in 2016.

Comparison of results for the years ended December 31, 2018 and 2017

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Year Ended		Year Ended
(dollar amounts in thousands)	December 31, 2018	% of revenue	December 31, 2017	% of revenue	$ change	% change
Segment revenue:
North America	$320,481	56.7%	$299,034	59.2%	$21,447	7.2%
Europe	244,273	43.3%	205,716	40.8%	38,557	18.7%
Revenue	$564,754	100.0%	$504,750	100.0%	$60,004	11.9%

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	$189,375	33.5%	$164,480	32.6%	$24,895	15.1%
Selling, general and administrative	311,353	55.1%	220,971	43.8%	90,382	40.9%
Depreciation and amortization	87,184	15.4%	74,136	14.7%	13,048	17.6%
Impairment of intangible assets	14,627	2.6%	—	0.0%	14,627	100.0%
Total operating expenses	602,539	106.7%	459,587	91.1%	142,952	31.1%
Income (loss) from operations	$(37,785)	(6.7%)	$45,163	8.9%	$(82,948)	(183.7%)

Segment profit:
North America	$85,377	15.1%	$82,759	16.4%	$2,618	3.2%
Europe	$61,195	10.8%	$54,842	10.9%	$6,353	11.6%

Revenue

Revenue was $564.8 million for the year ended December 31, 2018, an increase of $60.0 million, or 11.9%, compared to revenue of $504.8 million for the year ended December 31, 2017. This increase was driven primarily by organic growth in our European segment, Mexico and the U.S. Tech-enabled division.

North America segment revenue was $320.5 million for the year ended December 31, 2018, an increase of $21.4 million, or 7.2%, compared to the year ended December 31, 2017. The increase was driven by organic growth in our U.S. Tech-enabled division and Mexico. North America transactions increased 4.6% for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily driven by organic growth in Mexico, revenue from the acquisition of Federated Payment Systems, LLC and Federated Payment Canada Corporation (“Federated”) and our U.S. Tech-enabled division, partially offset by declines in transactions in the U.S. Direct and Traditional divisions. Changes in foreign currency exchange rates decreased reported revenue by $2.3 million for the year ended December 31, 2018.

Europe segment revenue was $244.3 million for the year ended December 31, 2018, an increase of $38.6 million, or 18.7%, compared to the year ended December 31, 2017, driven by strong growth in Europe transactions. Europe transactions increased 23.6%, as compared to the year ended December 31, 2017. Changes in foreign currency exchange rates increased reported revenue by $9.1 million for the year ended December 31, 2018.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization, was $189.4 million for the year ended December 31, 2018, an increase of $24.9 million, or 15.1%, compared to the year ended December 31, 2017. This increase was due primarily to the increase in transactions processed and increases in card network fees. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expenses

Selling, general and administrative expenses were $311.4 million for the year ended December 31, 2018, an increase of $90.4 million, or 40.9%, compared to the year ended December 31, 2017. The increase was due primarily to share-based compensation expense incurred in the current period and other transition, acquisition and integration costs.

At the consummation of the IPO and through the year ended December 31, 2018, the Company recognized one-time, non-cash compensation expenses of approximately $51.4 million in connection with (i) the Company waiving all time-based and performance-based vesting requirements applicable to EVO, LLC’s outstanding unvested Class D units that were reclassified as LLC interests and issuing Class C common stock or Class D common stock and (ii) the Company waiving all performance-based vesting and performance-based forfeiture requirements and issuing of shares of Class A common stock to members of our management and certain of our current and former employees upon conversion of the outstanding unit appreciation awards held by these individuals. We also incurred $4.1 million of compensation expense representing the amount recognized in connection with the grant of stock options and restricted stock units to our directors, officers and certain employees in connection with the IPO.  We had no such expense for the year ended December 31, 2017.

Depreciation and amortization

Depreciation and amortization was $87.2 million for the year ended December 31, 2018, an increase of $13.0 million, or 17.6%, compared to the year ended December 31, 2017. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases as well as the amortization of intangible assets acquired during the year ended December 31, 2018.

Impairment of intangible assets

For the year ended December 31, 2018, we recognized a non-cash impairment charge of $14.6 million relating to trademarks, indefinite-lived, primarily related to the accelerated integration of the Sterling tradename into the EVO portfolio in November 2018.

Interest expense

Interest expense was $59.8 million for the year ended December 31, 2018, compared to $62.9 million for the year ended December 31, 2017. The decrease was due to reductions in borrowings from the use of IPO proceeds raised in the second quarter of 2018, partially offset by debt extinguishment costs and a prepayment penalty associated with the paydown of the second lien term loan.

Gain on acquisition of unconsolidated investee

Gain on acquisition of unconsolidated investee was $8.4 million for the year ended December 31, 2018, related to the fair value mark-up on the acquisition of a previously minority owned subsidiary.

Income tax expense

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the U.S., but only on income earned in foreign jurisdictions. In the U.S., our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. Our income tax expense was $10.4 million for the year ended December 31, 2018, compared to income tax expense of $16.6 million for the year ended December 31, 2017.

Net loss

Net loss was $98.9 million for the year ended December 31, 2018, an increase of $66.5 million, compared to net loss of $32.3 million for the year ended December 31, 2017. This increase was due to higher selling, general and administrative expenses, primarily due to the impact of share-based compensation, higher professional fees related to integration and acquisition activities in the current period, and the $14.6 million impairment of the Sterling trademark in the current period.  These drivers in net loss were partially offset by the $8.4 million gain on the acquisition of an unconsolidated investee.

Net loss attributable to non-controlling interests of EVO Investco, LLC

Net loss attributable to non-controlling interests of EVO Investco, LLC was $90.8 million for the year ended December 31, 2018. There was no net loss attributable to non-controlling interests of EVO Investco, LLC for the year ended December 31, 2017 as it was prior to the IPO and reorganization activities.

Segment performance

North America segment profit for the year ended December 31, 2018 was $85.4 million, 3.2% higher than the year ended December 31, 2017. The increase is primarily due to organic growth in Mexico and the U.S. Tech-enabled division and the impact of cost reduction programs in the United States. North America segment profit margin was 26.6% for the year ended December 31, 2018, compared to 27.7% for the year ended December 31, 2017.

Europe segment profit was $61.2 million for the year ended December 31, 2018, compared to $54.8 million for the year ended December 31, 2017. The increase is primarily due to organic growth and the impact of acquisitions. Europe segment profit margin was 25.1% for the year ended December 31, 2018, compared to 26.7% for the year ended December 31, 2017.

Corporate expenses not allocated to a segment were $41.4 million for the year ended December 31, 2018, compared to $25.7 million for the year ended December 31, 2017. The increase in expense is due to additional public company costs related to insurance, board of directors fees, certain related party transactions as described in Note 9 “Related Party Transactions” and an increase in consulting and advisor fees, including legal fees.

Comparison of results for the years ended December 31, 2017 and 2016

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Year Ended		Year Ended
(dollar amounts in thousands)	December 31, 2017	% of revenue	December 31, 2016	% of revenue	$ change	% change
Segment revenue:
North America	$299,034	59.2%	$241,083	57.5%	$57,951	24.0%
Europe	205,716	40.8%	178,138	42.5%	27,578	15.5%
Revenue	$504,750	100.0%	$419,221	100.0%	$85,529	20.4%

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	$164,480	32.6%	$140,659	33.6%	$23,821	16.9%
Selling, general and administrative	220,971	43.8%	174,198	41.6%	46,773	26.9%
Depreciation and amortization	74,136	14.7%	64,012	15.3%	10,124	15.8%
Total operating expenses	459,587	91.1%	378,869	90.4%	80,718	21.3%
Income from operations	$45,163	8.9%	$40,352	9.6%	$4,811	11.9%

Segment profit:
North America	$82,759	16.4%	$66,066	15.8%	$16,693	25.3%
Europe	$54,842	10.9%	$127,966	30.5%	$(73,124)	(57.1%)

Revenue

Revenue was $504.8 million for the year ended December 31, 2017, an increase of $85.5 million, or 20.4%, compared to revenue of $419.2 million for the year ended December 31, 2016. This increase was driven primarily by the inclusion of revenue from the Sterling acquisition and organic growth in our Mexico market and European segment.

North America segment revenue was $299.0 million for the year ended December 31, 2017, an increase of $58.0 million, or 24.0%, compared to the year ended December 31, 2016. The acquisition of the Sterling business on January 4, 2017 contributed $50.5 million, while organic growth in our North America sales channels contributed $7.4 million. North America transactions increased 17.8% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily driven by the Sterling acquisition and organic growth in Mexico. Changes in foreign currency exchange rates decreased revenue by $1.2 million.

Europe segment revenue was $205.7 million for the year ended December 31, 2017, an increase of $27.6 million, or 15.5%, compared to the year ended December 31, 2016. Europe transactions increased 24.7% from double digit growth across all countries. The number of transactions processed increased faster than revenue due to certain one-time incentive payments received in the year ended December 31, 2016. Changes in foreign currency exchange rates increased revenue by $6.7 million for the year ended December 31, 2017.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization was $164.5 million for the year ended December 31, 2017, an increase of $23.8 million, or 16.9%, compared to the year ended December 31, 2016. This increase was due to the increase in transactions processed and the inclusion of costs from Sterling. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed and the inclusion of costs from Sterling.

Selling, general and administrative expenses

Selling, general and administrative expenses was $221.0 million for the year ended December 31, 2017, an increase of $46.8 million, or 26.9%, compared to the year ended December 31, 2016. The increase was due primarily to the inclusion of expenses from Sterling, severance charges incurred and other strategic investments to support continued growth.

Depreciation and amortization

Depreciation and amortization was $74.1 million for the year ended December 31, 2017, an increase of $10.1 million, or 15.8%, compared to the year ended December 31, 2016. This increase was due primarily to the inclusion of expenses from Sterling.

Interest expense

Interest expense was $62.9 million for the year ended December 31, 2017, an increase of $22.2 million compared to interest expense of $40.7 million for the year ended December 31, 2016. This increase was due primarily to higher debt balances related to the Sterling acquisition and higher interest rates applicable to the Senior Secured Credit Facilities.

Income tax expense

Income tax expense was $16.6 million for the year ended December 31, 2017, a decrease of $0.4 million, compared to an income tax expense of $17.0 million for the year ended December 31, 2016. This decrease was due primarily to higher income before income tax for the prior year period resulting from the one-time gain on the sale of the company’s membership interest in Visa Europe. The taxation of this gain was limited due to German tax exemption on a significant majority of the gain on sale.

Net loss

Net loss was $32.3 million for the year ended December 31, 2017, a decrease of $89.8 million compared to net income of $57.5 million for the year ended December 31, 2016. This decrease was due primarily to the one-time gain on the sale of the company’s membership interest in Visa Europe in the prior year period, the increase in operating expenses related to strategic investments and the increase in interest expense from higher debt balances related to the Sterling acquisition.

Net income attributable to non-controlling interests of EVO Investco, LLC

Net loss attributable to the Members of EVO Investco, LLC was $40.2 million for the year ended December 31, 2017, compared to net income of $47.7 million for the year ended December 31, 2016. The decrease was due primarily to the one-time gain on the sale of the company’s membership interest in Visa Europe in the prior year period, the increase in operating expenses related to strategic investments and the increase in interest expense from higher debt balances related to the Sterling acquisition.

Segment performance

North America segment profit for the year ended December 31, 2017 was $82.8 million, 25.3% higher than the year ended December 31, 2016, primarily due to the inclusion of Sterling results in the current period, organic growth in the Mexico market and the impact of cost reduction programs in the United States. North America segment profit margin was 27.7% in the year ended December 31, 2017, compared to 27.4% for the year ended December 31, 2016.

Europe segment profit was $54.8 million for the year ended December 31, 2017, a decrease of $73.1 million compared to the year ended December 31, 2016. This decrease was driven by the one-time gain on the sale of our Visa Europe membership interest in the prior year period. Europe segment profit margin was 26.7% for the year ended December 31, 2017, compared to 71.8% for the year ended December 31, 2016. The prior year segment profit margin includes the impact of the one-time gain on sale of our membership interest in Visa Europe and one-time incentive payments received in 2016. The current year segment profit margin includes the impact of strategic investments, including additional gateway capabilities acquired with the purchase of Intelligent Payments Gateway (“IPG”) in December 2016.

Corporate expenses not allocated to a segment was $25.7 million for the years ended December 31, 2017, and 2016, respectively.

Liquidity and capital resources

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital and funds required to finance acquisitions. We expect to continue to use capital to innovate and advance our products as new technologies emerge. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our Senior Secured Credit Facilities, as needed. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our Senior Secured Credit Facilities. As of December 31, 2018, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $157.7 million for additional borrowings. To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness, equity or debt issuances, or both.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions which regulate the nature of cash as well as how much and when dividends can be repatriated. As of December 31, 2018, cash and cash equivalents of $350.7 million includes cash in the United States of $143.7 million and $207.0 million in foreign jurisdictions. Of the foreign cash balances, $31.9 million is available for general purposes. The remaining $175.1 million is considered settlement and merchant reserves related cash and is therefore unable to be repatriated.

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

In connection with our IPO, we entered into the Exchange Agreement with certain of the Continuing LLC Owners, under which these Continuing LLC Owners have the right, from time to time, to exchange their units in  EVO, LLC and related shares of EVO, Inc. for shares of our Class A common stock or, at our option, cash.  If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our Senior Secured Credit Facilities, equity or debt issuances or a combination thereof.

In addition, in connection with the IPO, we entered into a TRA with the Continuing LLC Owners. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing LLC Owners will be significant. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

The following table sets forth summary cash flow information for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$201,998	$8,210	$32,753
Net cash used in investing activities	(125,565)	(58,116)	(117,247)
Net cash provided by financing activities	80,643	38,471	42,180
Effect of exchange rate changes on cash and cash equivalents	(11,521)	13,253	(8,062)
Net increase in cash and cash equivalents	$145,555	$1,818	$(50,376)

Operating activities

Net cash provided by operating activities was $202.0 million for the year ended December 31, 2018, an increase of $193.8 million compared to cash provided by operating activities of $8.2 million for the year ended December 31, 2017. This increase was due primarily to changes in working capital, including the timing of settlement-related assets and liabilities.

Net cash provided by operating activities was $8.2 million for the year ended December 31, 2017, a decrease of $24.5 million compared to operating activities of $32.8 million for the year ended December 31, 2016. This decrease was due to changes in working capital, including the timing of settlement-related assets and liabilities and deferred taxes.

Investing activities

Net cash used in investing activities was $125.6 million for the year ended December 31, 2018, an increase of $67.4 million compared to net cash used in investing activities of $58.1 million or the year ended December 31, 2017. The increase was primarily due to POS terminal purchases and acquisition-related investments during 2018.  During 2017, restricted cash in escrow was used to fund the January 2017 acquisition of Sterling in the amount of $125.0 million.

We purchased $48.8 million in equipment and improvements for the year ended December 31, 2018, an increase of $6.8 million compared to $42.0 million for the year ended December 31, 2017. The increase was due primarily to terminals purchased to support Poland’s cashless program, growth in Mexico terminal placements, internally developed software initiatives and the Liberbank acquisition accounted for as an acquisition of assets under ASC 805. Capital expenditures of $31.1 million primarily relate to the purchase of POS terminals that are installed at merchant locations outside of the United States. As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives. During the year ended December 31, 2018, we spent $56.2 million on assets associated with our business combinations, inclusive of terminals, office equipment, computer software, merchant contract portfolios, trademarks, internally developed software and non-competition agreements.

Net cash used in investing activities was $58.1 million for the year ended December 31, 2017, a decrease of $59.1 million compared to net cash used in investing activities of $117.2 million for the year ended December 31, 2016. This decrease was due primarily to the gain on the sale of the company’s interest in Visa Europe in the prior year period. During 2016, restricted cash was held in escrow in the amount of $125.0 million in order to fund the January 2017 Sterling acquisition. Cash proceeds received related to our sale of Visa Europe equity reduced the net cash used in investing activities in the prior year period.

Capital expenditures were $42.0 million for the year ended December 31, 2017, an increase of $10.3 million compared to capital expenditures of $31.7 million for the year ended December 31, 2016. The increase was due primarily to terminals purchased to support Poland’s terminalization initiative, as well as additional hardware and software investments. Capital expenditures primarily relate to the purchase of POS terminals that are installed at merchant locations outside of the United States. As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. POS terminal purchases totaled $23.1 million for the year ended December 31, 2017, an increase of $5.1 million over the year ended December 31, 2016. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash provided by financing activities was $80.6 million for the year ended December 31, 2018, an increase of $42.2 million, compared to net cash provided by financing activities of $38.5 million for the year ended December 31, 2017. This increase was primarily due to the net proceeds from the IPO and the Secondary Offering, partially offset by debt repayments and the early repayment of deferred purchase price under the Sterling acquisition.

Net cash provided by financing activities was $38.5 million for the year ended December 31, 2017, a decrease of $3.7 million, compared to net cash provided by financing activities of $42.2 million for the year ended December 31, 2016. This decrease was due primarily to contributions by members and lower 2017 net borrowings.

Senior Secured Credit Facilities

On December 22, 2016, we (through our subsidiary EPI) entered into a new borrowing arrangement, referred to as our Senior Secured Credit Facilities, which includes the following:

•

A first lien senior secured credit facility, comprised of a $100.0 million revolving credit facility maturing on December 22, 2021, and a $570.0 million term loan maturing on December 22, 2023, with SunTrust Bank, as administrative agent, swingline lender and issuing bank; and

•	A second lien senior secured credit facility, comprised of a $175.0 million term loan maturing on December 22, 2024, with SunTrust Bank, as administrative agent.

In addition, our Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms.

On October 24, 2017, we entered into an incremental amendment agreement to the first lien credit facility, pursuant to which we increased the existing multicurrency revolving credit facility to $135.0 million. On April 3, 2018, we entered into a second incremental amendment agreement to the first lien credit facility, pursuant to which we increased the existing loan credit facility to $665.0 million. We used the proceeds from the increase to complete acquisitions and provide liquidity. On May 25, 2018, we repaid all outstanding amounts under the second lien credit facility using a portion of the proceeds from the IPO. On June 14, 2018, we entered into a restatement agreement which extended the maturity of the first lien senior secured credit facility to June 2023, increased the revolving commitment by $65.0 million to $200.0 million and decreased the interest rate margins for loans under the Senior Secured Credit Facilities as described below.

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

The first lien senior secured credit facility requires prepayment of outstanding loans with: (1) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of assets (including casualty events) by EPI and its restricted subsidiaries, subject to reinvestment rights and certain other exceptions, and (2) 50% of the excess cash flow (subject to step-downs to 25% and 0% based on achievement of certain first lien leverage ratios). Upon a change of control, EPI is required to offer to prepay the loans at par.

EPI may voluntarily repay outstanding loans under the first lien senior secured credit facility at any time, without premium, subject to a 1% premium in the event of a repricing event within the six-month anniversary of the date of the Restatement Agreement.

All obligations under the first lien senior secured credit facility are unconditionally guaranteed by most of EPI’s direct and indirect, wholly-owned material domestic subsidiaries, subject to certain exceptions. All obligations under the first lien senior secured credit facility, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by:

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

The first lien senior secured credit facility contains a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI’s and its restricted subsidiaries’ ability to incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends and distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; make certain accounting changes; and make prepayments on junior indebtedness.

The first lien senior secured credit facility also contains a springing financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis.

In addition, the first lien senior secured credit facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the first lien senior secured credit facility will be entitled to take various actions, including the acceleration of amounts due thereunder and the exercise of the remedies on the collateral.

Refer to Note 11, “Long-Term Debt and Lines of Credit” in the notes to the accompanying consolidated financial statements for additional information on our long-term debt and settlement lines of credit.

Sterling acquisition deferred purchase price

In connection with the acquisition of Sterling on January 4, 2017, we agreed to a deferred purchase price of $70.0 million, which we refer to as the deferred purchase price. The deferred purchase price accrued interest at a rate of 5% per annum, and was payable in quarterly installments of $5.0 million, plus accrued and unpaid interest, beginning September 30, 2017. In May 2018, the Company paid in full the outstanding balance of the Sterling deferred purchase price, utilizing proceeds from the IPO and funds drawn from the revolving credit facility portion of our Senior Secured Credit Facilities.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement.  The settlement lines of credit generally have variable interest rates and are subject to annual review.  As of December 31, 2018, we had $41.8 million outstanding under these lines of credit with additional capacity of $57.9 million as of December 31, 2018 to fund settlement. The weighted average interest rate on these borrowings was 4.5% at December 31, 2018.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2018.

	Payments due by period
		Less than			More than
( in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$697,041	$7,191	$19,779	$670,071	$-
Interest payments(1)	179,079	38,086	106,940	34,053	-
Operating leases(2)	42,386	7,944	17,780	4,823	11,840
Settlement lines of credit	41,819	41,819	-	-	-
Other long-term liabilities(3)	8,189	6,760	1,429	-	-
Total	$968,514	$101,799	$145,928	$708,947	$11,840

(1)

Interest on long-term debt is based on rates effective and amounts borrowed as of December 31, 2018. Since the contractual rates for our long-term debt and settlements are variable, actual cash payments may differ from the estimates provided.

(2)

As of December 31, 2018, we are obligated under non-cancelable operating leases for our premises, which expire through 2036. Rent expense, inclusive of real estate taxes, utilities and maintenance incurred under operating leases, which totaled $15.4 million during the year ended December 31, 2018, is included in selling, general and administrative in our consolidated statements of operations and comprehensive loss.

(3)	Deferred consideration related to acquisitions.

Note: Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(4)

As noted previously, we have entered into a tax receivable agreement with our Continuing LLC Owners which requires us to pay to our Continuing LLC Owners 85% of any tax savings received by us from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.

Off-balance sheet transactions

During 2018, 2017, and 2016, we did not engage in any off-balance sheet financing activities other than operating leases included in the “Contractual Obligations” discussion above and those reflected in Note 16, “Commitments and Contingencies” in our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical accounting policies

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements and our unaudited interim condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have provided a summary of our significant accounting policies, as well as a discussion of our evaluation of the impact of recent accounting pronouncements regarding goodwill, cash flows, revenue recognition and leases, in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, with amendments in 2015, 2016 and 2017, which creates new ASC Topic 606 (“Topic 606”) that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be adopted in our first quarter of fiscal year 2019 with the cumulative effect recognized as of the date of initial application (modified retrospective transition method).

The Company currently expects the most significant ongoing impact of adopting the new revenue standard in 2019 to be driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to the Company reflecting network processing fees on a net basis prospectively, as opposed to our gross presentation of $91.6 million in 2018. The Company does not expect the adoption of the new revenue standard to have a material impact on net income. The Company will include additional disclosures of the amount by which each financial statement line item is affected during 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes.

Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements for additional information on our revenue recognition policy and Topic 606.

Goodwill and intangible assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, acquired merchant portfolios and other intangible assets may not be recoverable. Goodwill represents the excess of the consideration transferred over fair value of identifiable tangible net assets and intangible assets acquired through acquisitions. We evaluate our goodwill and indefinite-lived intangible assets, consisting of certain unamortized trade names, for impairment annually as of October 1, or more frequently as circumstances warrant.

For 2018, in assessing whether our goodwill and indefinite-lived intangibles were impaired in connection with its annual impairment test performed during the fourth quarter of 2018 using October 1, 2018 carrying values, we performed a qualitative assessment to determine whether it would be necessary to perform a quantitative analysis, as prescribed by ASC 350, Intangibles - Goodwill and Other, to assess our goodwill and indefinite-lived intangible assets for indicators of impairment. A qualitative assessment includes consideration of macroeconomic conditions, industry and market considerations, changes in certain costs, overall financial performance and other relevant entity specific events. In performing the qualitative assessment, we considered the results of the step-one test performed in 2017 and the financial performance of the North America and Europe reporting units during 2018. Based upon such assessment, we also determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts for 2018. As of December 31, 2018, there were no significant events since the timing of our annual impairment test that would have triggered the need for a further assessment for indicators of impairment.

For 2017, we utilized the two-step approach to determine whether events or circumstances have occurred giving rise to the need for further quantitative testing. In the first step, the fair value for the reporting unit is compared to its carrying value, including goodwill. In the event that the fair value of the reporting unit was determined to be less than the carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment. As a result of the annual impairment testing for 2017, we did not recognize any impairment. As of the date of the 2017 impairment test, the fair values of the North America and Europe reporting units exceeded their carrying values by approximately $500 million and $300 million, respectively.

Finite-lived assets include merchant contract portfolios, marketing alliance agreements, trademarks and internally developed software stated net of accumulated amortization or impairment charges and foreign currency translation adjustments. Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. Estimated future cash flows for merchant contract portfolios, represented by merchant contracts acquired from third parties that will generate revenue for us, marketing alliance agreements and trademarks are based on estimates of revenue, expenses and merchant attrition associated with the underlying portfolio of merchant accounts or expected merchant referrals from our referral partners. Estimating merchant attrition involves analysis of historical attrition rates adjusted for management’s assumptions about future business closures, transfers of merchants’ accounts to our competitors, unsuccessful contract renewal and changes in our relationships with referral partners. For internally developed software, assigning estimated useful lives involves significant judgment and includes an analysis of potential obsolescence due to new technology, competition and other economic factors.

Indefinite-life intangible assets include other trademarks and are evaluated for impairment annually comparing the estimated fair value with its carrying value. When factors indicate that long-lived assets should be evaluated for possible impairment, we assess our recoverability by determining whether the carrying value will be recovered through its future undiscounted cash flows and its eventual disposition. When the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The determination of fair values requires significant judgment and is subject to changes in underlying assumptions.

For the year ended December 31, 2018, the Company recognized a non-cash impairment charge of $14.6 million relating to indefinite-lived trademarks, primarily related to the accelerated integration of the Sterling tradename into the EVO portfolio in November 2018. No goodwill impairment was recognized in the year ended December 31, 2018.

Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” and Note 6, “Goodwill and Intangible Assets” in the notes to the accompanying consolidated financial statements for further discussion of the Company's goodwill and intangible assets.

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

Redeemable non-controlling interests

Redeemable non-controlling interests (“RNCI”) relate to the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to us, which is realizable upon the occurrence of an event that is not solely within our control. Such interests are reported in the mezzanine section between total liabilities and permanent shareholders’ equity in our consolidated balance sheets, as temporary equity. We adjust the RNCI to reflect our estimate of the maximum redemption amount against our shareholders’ equity (deficit). Such estimate is based on the conditions that exist as of a balance sheet date, including the current fair value. Depending on the underlying non-controlling interest, fair value estimate may be based on projected operating performance and satisfying other conditions specified in the related agreements, or our stock value, and may not be what we will eventually pay for the business.

Refer to Note 13, “Redeemable Non-controlling Interests” in the notes to the accompanying consolidated financial statements for additional information on RNCI.

Stock compensation plans and share-based compensation awards

For our stock options, we utilize the Black-Scholes option-pricing model to compute the estimated fair value. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect our best estimates but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially affected. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially affected in future years.

Refer to Note 19, “Stock Compensation Plans and Share-Based Compensation Plans” in the notes to the accompanying consolidated financial statements for further discussion of stock compensation plans and share-based compensation awards.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements.

Inflation

While inflation may impact our revenue and expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

JOBS Act

We qualify as an “emerging growth company” under the JOBS Act, which enables us to postpone complying with certain reporting and other obligations under securities laws. In addition,  Section 102 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates and foreign currency exchange rates.

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt and settlement facilities, which have variable interest rates. The interest rates on these facilities are based on a fixed margin plus a market interest rate, which can fluctuate accordingly but is subject to a minimum rate. Interest rate changes could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2018, we had approximately $697.0 million of variable rate debt, none of which was subject to an interest rate hedge. In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on December 31, 2018, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $7.0 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $7.0 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in an increase to pretax income of approximately $3.3 million on an annualized basis. The increase results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso offset by foreign currency-denominated expenses, primarily denominated in the Euro and British Pound. Similarly, a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in a decrease to pretax income of approximately $3.3 million on an annualized basis. The decrease results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso offset by foreign currency-denominated expenses, primarily denominated in the Euro and British Pound. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVO Payments, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVO Payments, Inc. and subsidiaries (the "Company") as of December 31, 2018 and2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index to Consolidated Financial Statements (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/DELOITTE & TOUCHE LLP

New York, New York

March 25, 2019

We have served as the Company’s auditor since 2016.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and unit data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$350,697	$205,142
Accounts receivable, net	13,248	15,881
Other receivables	56,518	55,345
Due from related parties	1,871	2,625
Inventory	8,867	11,210
Settlement processing assets	248,330	439,269
Other current assets	11,817	20,941
Total current assets	691,348	750,413
Equipment and improvements, net	103,046	96,587
Goodwill	353,011	311,678
Intangible assets, net	290,139	313,483
Investment in unconsolidated investees	1,753	1,379
Due from related parties	915	109
Deferred tax asset	72,296	9,057
Other assets	21,879	25,592
Total assets	$1,534,387	$1,508,298

Liabilities and Shareholders'/Members’ Equity (Deficit)
Current liabilities:
Settlement lines of credit	$41,819	$28,563
Current portion of long-term debt	7,191	75,008
Accounts payable	48,935	61,149
Accrued expenses	112,281	89,601
Settlement processing obligations	428,328	484,518
Due to related parties	4,824	7,847
Total current liabilities	643,378	746,686
Long-term debt, net of current portion	676,865	760,946
Due to related parties	385	675
Deferred tax liability	13,519	11,011
Tax receivable agreement obligations, inclusive of related party liability of $40.7 million and zero at December 31, 2018 and 2017, respectively.	47,221	—
ISO reserves	2,684	2,611
Other long-term liabilities	2,924	4,634
Total liabilities	1,386,976	1,526,563
Commitments and contingencies
Redeemable non-controlling interests	1,010,093	148,266
Shareholders'/members' equity (deficit):
Shareholders'/members' equity (deficit):
Class A Units, Outstanding - 0 and 6,374 units at December 31, 2018 and 2017, respectively.	—	54,453
Class B Units, Outstanding - 0 and 3,506 units at December 31, 2018 and 2017, respectively.	—	—
Class C Units, Outstanding - 0 and 375 units at December 31, 2018 and 2017, respectively.	—	9,463
Class D Units, Outstanding - 0 and 1,104 units at December 31, 2018 and 2017, respectively.	—	—
Class E Units, Outstanding - 0 and 1,012 units at December 31, 2018 and 2017, respectively.	—	71,250
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 and 0 shares, Issued and Outstanding - 26,025,189 and 0 shares at December 31, 2018 and 2017, respectively.	3	—
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 and 0 shares, Issued and Outstanding - 35,913,538 and 0 shares at December 31, 2018 and 2017, respectively.	4	—
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 and 0 shares, Issued and Outstanding - 2,461,055 and 0 shares at December 31, 2018 and 2017, respectively.	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 and 0 shares, Issued and Outstanding - 16,785,552 and 0 shares at December 31, 2018 and 2017, respectively.	1	—
Additional paid-in capital	178,176	—
Accumulated deficit attributable to Class A common stock	(223,799)	—
Accumulated deficit attributable to members of EVO Investco, LLC	—	(237,330)
Accumulated other comprehensive loss	(2,993)	(67,679)
Total shareholders'/members' equity (deficit)	(48,608)	(169,843)
Nonredeemable non-controlling interests	(814,074)	3,312
Total deficit	(862,682)	(166,531)
Total liabilities and deficit	$1,534,387	$1,508,298

See accompanying notes to audited consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$564,754	$504,750	$419,221
Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	189,375	164,480	140,659
Selling, general and administrative	311,353	220,971	174,198
Depreciation and amortization	87,184	74,136	64,012
Impairment of intangible assets	14,627	—	—
Total operating expenses	602,539	459,587	378,869
(Loss) income from operations	(37,785)	45,163	40,352
Other (expense) income:
Interest income	2,219	1,489	1,096
Interest expense	(59,759)	(62,876)	(40,658)
Income from investment in unconsolidated investees	1,513	941	1,547
Gain on acquisition of unconsolidated investee	8,404	—	—
Other (expense) income, net	(2,998)	(477)	72,147
Total other (expense) income	(50,621)	(60,923)	34,132
(Loss) income before income taxes	(88,406)	(15,760)	74,484
Income tax expense	(10,444)	(16,588)	(17,033)
Net (loss) income	(98,850)	(32,348)	57,451
Less: Net income attributable to non-controlling interests in consolidated entities	(6,696)	(7,894)	(9,746)
Net (loss) income attributable to EVO Investco, LLC		$(40,242)	$47,705
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	90,834
Net loss attributable to EVO Payments, Inc.	$(14,712)

Earnings per share
Basic	$(0.70)
Diluted	$(0.70)

Weighted average Class A common stock outstanding
Basic	21,081,447
Diluted	21,081,447

Comprehensive (loss) income:
Net (loss) income	$(98,850)	$(32,348)	$57,451
Unrealized (loss) gain on defined benefit pension plan, net of tax (1)	(228)	530	294
Unrealized (loss) gain on foreign currency translation adjustment, net of tax (2)	(18,545)	69,917	(52,454)
Other comprehensive (loss) income	(18,773)	70,447	(52,160)
Comprehensive (loss) income	(117,623)	38,099	5,291
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	(2,224)	(18,556)	(9,685)
Comprehensive income (loss) attributable to EVO Investco, LLC		$19,543	$(4,394)
Less: Other comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	102,821
Comprehensive loss attributable to EVO Payments, Inc.	$(17,026)

(1)	Net of tax benefit of less than $0.1 million for 2018.
(2)	Net of tax benefit of $0.7 million for 2018.

See accompanying notes to audited consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(In thousands)

													Total
												Accumulated	EVO
												other	Payments,	Non-redeemable		Redeemable
	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Accumulated	comprehensive	Inc.	non-controlling	Total	non-controlling
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	deficit	loss	deficit	interests	deficit	interests	Total
Balance, January 1, 2016	6,374	$54,453	3,506	$—	381	$9,893	1,115	$—	—	$—	$(152,936)	$(75,365)	$(163,955)	$(8,995)	$(172,950)	$77,878	$(95,072)

Net income	—	—	—	—	—	—	—	—	—	—	47,705	—	47,705	3,641	51,346	6,104	57,451
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(52,393)	(52,393)	(61)	(52,454)	—	(52,454)
Defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	294	294	—	294	—	294
Redeemable non-controlling interests adjustment	—	—	—	—	—	—	—	—	—	—	(16,548)	—	(16,548)	—	(16,548)	16,548	—
Unit purchase/redemption /forfeiture/grants	—	—	—	—	(6)	(430)	(30)	—	—	—	—	—	(430)	—	(430)	—	(430)
Distributions	—	—	—	—	—	—	—	—	—	—	(2,249)	—	(2,249)	(4,772)	(7,021)	—	(7,021)
Balance, December 31, 2016	6,374	$54,453	3,506	$—	375	$9,463	1,085	$—	—	$—	$(124,028)	$(127,464)	$(187,576)	$(10,187)	$(197,763)	$100,530	$(97,233)

Net (loss) income	—	—	—	—	—	—	—	—	—	—	(40,242)	—	(40,242)	2,429	(37,813)	5,465	(32,348)
Foreign currency translation and other adjustments	—	—	—	—	—	—	—	—	—	—	(29,948)	59,255	29,307	16,234	45,541	10,662	56,203
Defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	530	530	—	530	—	530
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	(6,401)	—	(6,401)	(2,817)	(9,218)	—	(9,218)
Redeemable non-controlling interests adjustment	—	—	—	—	—	—	—	—	—	—	(34,985)	—	(34,985)	—	(34,985)	34,985	—
Unit purchase/redemption /forfeiture/grants	—	—	—	—	—	—	22	—	1,012	71,250	—	—	71,250	—	71,250	—	71,250
Distributions	—	—	—	—	—	—	—	—	—	—	(1,726)	—	(1,726)	(2,347)	(4,073)	(3,376)	(7,449)
Balance, December 31, 2017	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	$(237,330)	$(67,679)	$(169,843)	$3,312	$(166,531)	$148,266	$(18,265)

See accompanying notes to audited consolidated financial statements.

	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Class A Common Stock		Class B Common Stock
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Shares	Amounts	Shares	Amounts
Balance, January 1, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	—	$—	—	$—

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity issued in connection with acquisition prior to Reorganization Transactions	(6,374)	(54,453)	(3,506)	—	(375)	(9,463)	(1,107)	—	(1,012)	(71,250)	1,319	—	35,914	4
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	—	—	—	—	494	—	—	—
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Effect of Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	1,813	—	35,914	4

Sale of Class A common stock in initial public offering, net of underwriter fees	—	—	—	—	—	—	—	—	—	—	15,434	2	—	—
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	—	—	—	—	48	—	—	—
Deferred taxes in connection with the Reorganization Transaction, and subsequent conversions of shares of Class C common stock and Class D common stock.	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement in connection with the Reorganization Transaction, and subsequent conversions of shares of Class C common stock and Class D common stock.	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Employee Ownership	—	—	—	—	—	—	—	—	—	—	22	—	—	—
Sale of Class A common stock in Secondary Offering, net of underwriter fees	—	—	—	—	—	—	—	—	—	—	8,053	1	—	—
Sale of MDP Class D Shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	57	—	—	—
Conversion of Class C & D shares to Class A	—	—	—	—	—	—	—	—	—	—	598	—	—	—
Revaluation of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Blueapple redeemable non-controlling interest subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	26,025	$3	35,914	$4

See accompanying notes to audited consolidated financial statements.

						Accumulated	Accumulated		Total
						deficit	deficit	Accumulated	EVO
					Additional	attributable to	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class C Common Stock		Class D Common Stock		paid-in	Class A	members of	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	capital	common stock	EVO Investco, LLC	loss	/equity	interests	deficit	interests	Total
Balance, January 1, 2018	—	$—	—	$—	$—	$—	$(237,330)	$(67,679)	$(169,843)	$3,312	$(166,531)	$148,266	$(18,265)

Net income prior to Reorganization Transactions	—	—	—	—	—	—	(24,412)	—	(24,412)	—	(24,412)	1,291	(23,121)
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	(6,337)	(6,337)	—	(6,337)	(2,104)	(8,441)
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(1,334)	(1,334)	(3,770)	(5,104)
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	(20,924)	—	(20,924)	(1,141)	(22,065)	—	(22,065)
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	132,181	34,612	166,793	(166,793)	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	150,485	39,404	189,889	—	189,889	(189,889)	—
Equity issued in connection with acquisition prior to Reorganization Transactions	2,561	—	24,305	2	135,160	—	—	—	—	—	—	—	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	51,339	—	—	—	51,339	—	51,339	—	51,339
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(735,775)	(735,775)	735,775	—

Effect of Reorganization Transactions	2,561	—	24,305	2	186,499	—	—	—	186,505	(901,731)	(715,226)	689,569	(25,657)

Sale of Class A common stock in initial public offering, net of underwriter fees	—	—	—	—	219,020	—	—	—	219,022	—	219,022	—	219,022
Contingent consideration settled in Class A common stock	—	—	—	—	771	—	—	—	771	—	771	—	771
Deferred taxes in connection with the Reorganization Transaction, and subsequent conversions of shares of Class C common stock and Class D common stock.	—	—	—	—	6,714	—	—	26	6,740	—	6,740	—	6,740
Tax receivable agreement in connection with the Reorganization Transaction, and subsequent conversions of shares of Class C common stock and Class D common stock.	—	—	—	—	8,333	—	—	—	8,333	—	8,333	—	8,333
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	(14,712)	—	—	(14,712)	(26,802)	(41,514)	(34,215)	(75,729)
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	(2,942)	(2,942)	(1,540)	(4,482)	(6,303)	(10,785)
Distributions subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	(92)	(92)	(2,380)	(2,472)
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	(58)	—	—	(58)	(45)	(103)	—	(103)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	6,325	—	—	6,325	4,677	11,002	(11,002)	—
Sale of Employee Ownership	—	—	(22)	—	(857)	—	—	—	(857)	857	—	—	—
Sale of Class A common stock in Secondary Offering, net of underwriter fees	—	—	—	—	190,161	—	—	—	190,162	—	190,162	—	190,162
Sale of MDP Class D Shares	—	—	(7,000)	(1)	(435,850)	—	—	—	(435,851)	269,924	(165,927)	—	(165,927)
Share-based compensation	—	—	—	—	3,385	—	—	—	3,385	—	3,385	—	3,385
Conversion of Class C & D shares to Class A	(100)	—	(497)	—	—	—	—	—	—	—	—	—	—
Revaluation of defined benefit pension plan	—	—	—	—	—	—	—	(77)	(77)	(60)	(137)	(192)	(329)
Blueapple redeemable non-controlling interest subsequent to the Reorganization Transactions	—	—	—	—	—	(215,354)	—	—	(215,354)	(159,262)	(374,616)	374,616	—
Balance, December 31, 2018	2,461	$—	16,786	$1	$178,176	$(223,799)	$—	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093	$147,411

See accompanying notes to audited consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(98,850)	$(32,348)	$57,451
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,184	74,136	64,012
Loss (gain) on sale of investments	—	1,308	(72,360)
Amortization of deferred financing costs	8,528	3,197	5,922
Loss on extinguishment of debt	2,055	—	—
Share-based compensation expense	55,519	—	—
Impairment of intangible assets	14,627	—	—
Gain on acquisition of unconsolidated investee	(8,404)	—	—
Deferred taxes	(1,778)	11,514	(1,770)
Other	1	2,260	5,263
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,141	(10,243)	16,569
Other receivables	(1,563)	5,898	(17,196)
Inventory	2,049	(1,378)	(2,160)
Other current assets	(4,018)	(9,407)	(2,573)
Other assets	2,948	7,093	(702)
Related parties	(498)	(5,155)	3,307
Accounts payable	(12,426)	2,330	4,535
Accrued expenses	15,509	6,907	7,573
Settlement processing funds, net	137,898	(48,080)	(35,222)
Other	76	178	104
Net cash provided by operating activities	201,998	8,210	32,753
Cash flows from investing activities:
Restricted cash	—	125,000	(125,000)
Acquisition of businesses, net of cash acquired	(56,193)	(124,964)	(13,984)
Purchase of equipment and improvements	(48,751)	(42,021)	(31,708)
Acquisition of intangible assets	(20,704)	(17,310)	(290)
Net proceeds from sale of investments	—	205	53,161
Issuance of notes receivable	(37)	—	(15)
Collections of notes receivable	120	974	589
Net cash used in investing activities	(125,565)	(58,116)	(117,247)
Cash flows from financing activities:
Proceeds from long-term debt	774,359	854,135	763,554
Repayments of long-term debt	(853,487)	(868,990)	(687,294)
Deferred financing costs paid	(3,903)	(1,232)	(21,200)
Contingent consideration paid	(2,505)	(282)	(5,859)
Deferred cash consideration	(65,000)	(5,000)	—
Consideration paid for additional shares in a consolidated subsidiary	—	(3,962)	—
Acquisition of additional non-controlling interest	(16,916)	—	—
Distribution to non-controlling interests holders	(7,577)	(5,722)	(4,772)
IPO proceeds, net of underwriter fees	231,500	—	—
Secondary offering proceeds, net of underwriter fees	24,967	—	—
Tax withholdings related to net share settlement of share-based payments	(795)	—	—
Contributions by members	—	71,250	—
Distribution to members	—	(1,726)	(2,249)
Net cash provided by financing activities	80,643	38,471	42,180
Effect of exchange rate changes on cash and cash equivalents	(11,521)	13,253	(8,062)
Net increase (decrease) in cash and cash equivalents	145,555	1,818	(50,376)
Cash and cash equivalents, beginning of year	205,142	203,324	253,700
Cash and cash equivalents, end of year	$350,697	$205,142	$203,324

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)Description of Business and Summary of Significant Accounting Policies

(a)Description of Business

EVO Payments, Inc. (“EVO, Inc.” or the “Company”) is a Delaware corporation whose primary asset is its ownership of approximately 32.1% of the membership interests of EVO Investco, LLC (“EVO, LLC”) as of December 31, 2018.  EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing a series of reorganization transactions (the “Reorganization Transactions”), in order to consummate the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”), and to carry on the business of EVO, LLC. On September 20, 2018, EVO, Inc. completed a secondary offering (the “Secondary Offering”), which consisted of the issuance of 8,075,558 shares of Class A common stock.  EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across North America and Europe. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout North America and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection, and chargeback services. As of December 31, 2018, the Company serviced over 550,000 merchants, had the ability to process across 50 markets and operated two reportable segments: North America and Europe.

Since 2012, the Company has acquired and established various interests in entities that expanded the Company’s presence in North America and Europe. Most of these acquisitions were financed by an increase in the Company’s bank credit facilities.

(b)Basis of Presentation and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Estimates are used for accounting purposes including, but not limited to, calculating redeemable non-controlling interests (“RNCI”), calculating income taxes, certain assumptions related to the valuation of acquired intangible long-lived assets and the recoverability of goodwill.

During 2018, the Company has separately presented settlement lines of credit amounts on the consolidated balance sheets.  These settlement lines of credit were previously presented as a component of the current portion of long-term debt. Prior year amounts have been reclassified to conform to the current presentation.

(c)Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. As sole managing member of EVO, LLC, the Company exerts control over the Group. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, EVO, Inc. consolidates the Group’s consolidated financial statements and records the interests in EVO, LLC that it does not own as non-controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

(d)Cash and Cash Equivalents and Merchant Reserves

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less when acquired. Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the day following receipt in satisfaction of the settlement process.  Included in cash and cash equivalents are merchant reserve cash balances, which represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements (“Merchant Reserves”). While this cash is not restricted in its use, the Company believes that maintaining the Merchant Reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of December 31, 2018 and 2017, Merchant Reserves were $107.8 million and $111.3 million, respectively.

(e)Accounts Receivable and Other Receivables

Receivable balances are stated net of allowance for doubtful accounts. Accounts receivable consists of amounts of foreign value added taxes to be recovered during regular business operation and amounts due from independent sales organizations (“ISO”) and merchants related to the sale of point-of-sale (“POS”) equipment and peripherals.

Included in other receivables as of December 31, 2018 and 2017, is an amount of value added taxes of $32.0 million and $32.1 million, respectively, due from the Mexican tax authority as part of the business acquisition in Mexico with a corresponding liability that has been included in accounts payable to be paid to the seller. Also included in other receivables are advances to merchants and other revenues due to the Company.

The Company periodically evaluates its accounts receivable and other receivables for collectability. The Company reviews historical loss experience, the financial position of its customers and known or expected trends when estimating the allowance for doubtful accounts. As of December 31, 2018 and 2017, allowance for doubtful accounts were $0.4 million and zero, respectively.

(f)Inventory

Inventory, consisting primarily of electronic POS terminals and prepaid mobile phone cards, is stated at the lower of cost or net realizable value. Cost is determined by using the first in first out (“FIFO”) method.

(g)Earnings Per Share

Basic earnings per Class A common stock is computed by dividing the net income attributable to EVO, Inc. by the weighted average number of Class A common stock outstanding from May 23, 2018 to December 31, 2018. Diluted earnings per Class A common stock is calculated by dividing the net income attributable to EVO, Inc. by the diluted weighted average Class A common stock outstanding during the period, which includes unvested stock options, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”), and common membership interests of EVO, LLC (“LLC Interests”) corresponding to each Class C common share and Class D common share that are exchangeable for shares of Class A common stock for the period after the closing of the IPO, excluding anti-dilutive securities. The dilutive effect of outstanding share-based compensation awards, if any, is reflected in diluted earnings per Class A common stock by application of the treasury stock method or if-converted method, as applicable. Refer to Note 2, “Earnings Per Share,” for further information.

(h)Settlement Processing Assets and Liabilities

In certain markets, the Company is a member of various card networks, allowing it to process and fund transactions without third party sponsorship. In other markets, the Company has Member Banks for whom the Company facilitates payment transactions. These arrangements allow the Company to route transactions under the Member Banks’ control and identification numbers to clear card transactions through card networks.

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member Banks until the merchant is funded. However, in certain markets and in accordance with the terms of the Company’s Bank Sponsorship Agreements with its Member Banks, funds settlement generally follows a net settlement process.

Timing differences, interchange expense, Merchant Reserves, and exception items cause differences between the amount the Member Banks receives from the card networks and the amount funded to the merchants. Settlement processing assets and obligations represent intermediary balances arising in the settlement process.

A summary of these amounts are as follows:

	December 31,	December 31,
	2018	2017
	(In thousands)
Settlement processing assets:
Receivable from card networks	$195,817	$342,803
Receivable from merchants	52,513	96,466
Totals	$248,330	$439,269

Settlement processing obligations:
Settlement liabilities	$(320,492)	$(372,642)
Merchant reserves	(107,836)	(111,876)
Totals	$(428,328)	$(484,518)

(i)Equipment and Improvements

Equipment and improvements are stated at cost less accumulated depreciation. Card processing, office equipment, computer software, and furniture and fixtures are depreciated over their respective estimated useful lives, on a straight line basis. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

(j)Deferred Financing Costs

The costs associated with obtaining debt financing are capitalized and amortized over the term of the related debt. Such costs are shown as a reduction of the long-term debt.

(k)Goodwill and Intangible Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amounts of goodwill, acquired merchant contract portfolios and other intangible assets may not be recoverable. Goodwill represents the excess of the consideration transferred over fair value of identifiable tangible net assets and intangible assets acquired through acquisitions. The Company evaluates its goodwill and indefinite-lived intangible assets, consisting of certain unamortized trade names, for impairment annually as of October 1, or more frequently as circumstances warrant.

For 2018, in assessing whether goodwill and indefinite-lived intangibles were impaired in connection with its annual impairment test performed during the fourth quarter of 2018 using October 1, 2018 carrying values, the Company performed a qualitative assessment to determine whether it would be necessary to perform a quantitative analysis, as prescribed by ASC 350, Intangibles - Goodwill and Other, to assess the Company's goodwill and indefinite-lived intangible assets for indicators of impairment. A qualitative assessment includes consideration of macroeconomic conditions, industry and market considerations, changes in certain costs, overall financial performance, and other relevant entity specific events. In performing its qualitative assessment, the Company considered the results of the step-one test performed in 2017 and the financial performance of the North America and Europe reporting units during 2018. Based upon such assessment, the Company also determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts for 2018. As of December 31, 2018, there were no significant events since the timing of the Company’s annual impairment test that would have triggered the need for a further assessment for indicators of impairment.

For 2017, the Company utilized the two-step approach to determine whether events or circumstances have occurred giving rise to the need for further quantitative testing. In the first step, the fair value for the reporting unit is compared to its carrying value including goodwill. In the event that the fair value of the reporting unit was determined to be less than the carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment.

Finite-lived assets include merchant contract portfolios, marketing alliance agreements, trademarks, internally developed software and non-competition agreements stated net of accumulated amortization or impairment charges and foreign currency translation adjustments.

Merchant contract portfolios consist of merchant contracts acquired from third parties that will generate revenue for the Company. The useful lives of merchant contract portfolios are determined using forecasted cash flows, based on, among other factors, estimates of revenue, expenses, and merchant attrition associated with the underlying portfolio of merchant accounts. The useful lives are determined based upon the period of time over which a significant portion of the economic value of such assets are expected to be realized. The useful life of merchant contract portfolios is 7 to 19 years. Amortization of merchant contract portfolios is accelerated based on the present value of the portfolios’ forecasted cash flows.

Acquired marketing alliance agreements and certain acquired trademarks are amortized on a straight-line basis over 5 to 21 years.

Internally developed software has a useful life of 3 to 7 years using the straight-line method. Factors such as obsolescence, technology, competition, and other economic factors have been considered when determining the useful life of internally developed software. Internally developed software is capitalized during the developmental phase of a project, and amortization commences when the software is ready to be placed into use by the Company. Expenses incurred before the completion of the preliminary project stage are expensed as incurred.

Non-competition agreements are amortized on a straight-line basis over 2 to 4 years based on the term of the agreement.

When factors indicate that long-lived assets should be evaluated for possible impairment, the Company assesses its recoverability by determining whether the carrying value will be recovered through its future undiscounted cash flows and from its ongoing use, and if applicable, its eventual disposition. When the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference.

For the year ended December 31, 2018, the Company recognized a non-cash impairment charge of $14.6 million relating to indefinite-lived trademarks, primarily related to the accelerated integration of the Sterling Payment Technologies, LLC (“Sterling”) tradename into the EVO portfolio in November 2018. No goodwill impairment was recognized in the year ended December 31, 2018.

For the years ended December 31, 2017 and 2016, there was no goodwill or long-lived asset impairment.

(l)Revenue Recognition

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

The Company also earns revenue from the sale and rental of electronic POS equipment. Revenue from the sale of these products is recognized when goods are shipped and title passes to the customer. Revenue from the rental of electronic POS equipment is recognized monthly as earned. These revenues are presented in “Processing and other revenue” in the below table and totaled $44.0 million, $36.2 million and $36.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Such rental arrangements are considered multiple element arrangements. The Company follows guidance in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. However, because the non-processing elements are primarily accounted for as rentals with a similar delivery pattern, the elements have the same revenue recognition timing. Commissions, payable to referral and reseller partners, are recognized as incurred.

A summary of revenue is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Processing and other revenue	$1,889,375	$1,744,520	$1,404,392
Interchange and card network fees	(1,099,504)	(1,012,167)	(769,221)
Subtotal	789,871	732,353	635,171
Commissions	(159,396)	(159,314)	(146,225)
Card network processing costs and other	(65,721)	(68,289)	(69,725)
Revenue	$564,754	$504,750	$419,221

Depending on the country, the Company enters into a Bank Sponsorship Agreement with Member Banks in order to provide processing services to its merchants, as either a member of the card networks or as an ISO through a processor. The Member Banks’ sponsorship authorizes the Company to process card network transactions under the applicable guidelines of the Member Banks. The Member Banks are ultimately responsible for the merchant relationship but, under this agreement, passes the initial responsibility for settlement processing and risk of loss to the Company. As a member of the card networks, the Company has the ultimate responsibility for the merchant relationship, settlement processing and risk of loss. As a member of the card networks or under the ISO relationship, receipts from processors and merchants are presented in “Processing and other revenue” in the above table.

The Company does not determine interchange rates; they are set by the card networks. These fees are presented as “Interchange and card network fees” in the above table.

The rights of the Company to earn service fee revenue from the receipt of fees from merchants are generated by a negotiated agreement with ISOs or other third parties. The ISO or third party acts as supplier  a of products or services by achieving most of the shared risks and rewards as principal in the merchant agreement; the Company passes the ISO’s share of merchant receipts to them as “Commissions” as presented in the above table.

Card network processing costs and other are assessed by the card networks for authorization, settlement, and card network access services. The Company collects these amounts through the processing cycle and reimburses the card networks. The Company is not responsible for the fulfilment or acceptance of these services and presents these costs as “Card network processing costs and other” in the above table.

The Company follows the requirements of ASC 605-45, Principal Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation in determining the payment processing service revenue reporting.

The determination of gross versus net recognition for interchange and card network fees, commissions and card network processing costs and other fees requires judgment that depends on the relevant facts and circumstances. The Company recognizes its processing and other revenue on a gross basis as the Company is the primary obligor for providing processing services. The Company recognizes its fees charged to customers net of interchange and card network fees, commissions, and card network processing costs and other fees because the fees are assessed to the Company’s merchant customers by other entities as it is not the primary obligor.

(m)Share-Based Compensation

The Company accounts for share-based compensation transactions with employees in accordance with ASC 718, Compensation: Stock Compensation. ASC 718 requires a share-based compensation transaction with employees to be measured based on the fair value of the awards issued. The Company granted equity awards prior to the IPO (“pre-IPO awards”).  These pre-IPO awards contained a performance condition contingent on a liquidity event, as well as other metrics.  These pre-IPO awards were modified on the IPO date by the compensation committee of the board of directors and the fair value of the modified awards were determined based on the IPO price per share of the Class A common stock. The majority of these awards were fully time-vested and the Company recorded share-based compensation expense to fully recognize the value of these awards on that date. With respect to equity awards issued as compensation in connection with the Reorganization Transactions and the IPO pursuant to the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), the fair value of the stock option awards are determined through the application of the Black-Scholes model. The fair values of RSUs and RSAs were determined based on the IPO per share price or the market price at the time of grant. The fair value of awards granted to employees is expensed based on the vesting conditions of the awards. The Company has elected to recognize forfeitures at the time they occur. Refer to Note 19, “Stock Compensation Plans and Share-Based Compensation Awards,” for further information on the share-based compensation awards.

(n)Income Taxes

Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income taxes on its taxable income. The Company's subsidiaries are subject to income taxes in the respective jurisdictions (including foreign jurisdictions) in which they operate. Prior to the consummation of the Reorganization Transactions and the IPO, provision for United States federal, state and local income tax was not material, as EVO, LLC is a limited liability company and is treated as a pass-through entity for United States federal, state, and local income tax purposes.

EVO, LLC’s domestic or foreign subsidiary’s income tax filings are periodically audited by the local tax authorities. EVO, LLC’s open tax years by jurisdiction are as follows as of December 31, 2018:

Jurisdiction	Years
Canada	2015-2017
Czech Republic	2016-2017
Germany	2014-2017
Gibraltar	2016-2017
Ireland	2014-2017
Malta	2016-2017
Mexico	2015-2017
Poland	2013-2017
Spain	2014-2017
United Kingdom	2014-2017

Initial years shown open to income tax audit reflect the first taxable year of organization or the first year in which the Company has total or partial ownership of the legal entity in the Czech Republic, Gibraltar, Malta, and Mexico.

Deferred Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company recognizes deferred tax assets to the extent that it is expected these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Deferred tax assets and deferred tax liabilities are measured using tax rates expected to apply for the period when the asset will be recovered or the liability will be settled, based on jurisdictional tax rates (and tax regulations) in effect. The effect of a change in tax rates is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets in each individual tax jurisdiction.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections of future growth.

On the basis of this evaluation, as of December 31, 2018 and 2017, a valuation allowance of $18.9 million and $15.9 million, respectively, has been established to reduce the carrying amount of the deferred tax to an amount that is more than likely than not to be realized in various European jurisdictions.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Uncertain Tax Positions

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process: (1) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is subject to tax audits in various jurisdictions and regularly assesses the likely outcome of such audits in order to determine the need for liabilities for uncertain tax benefits. As of December 31, 2018 and 2017, the Company’s management believed that, based on its evaluation of the tax positions including its filed tax returns, there were no uncertain tax positions that required recognition or disclosure in the consolidated financial statements. The Company’s management continually evaluates the appropriateness of liabilities for uncertain tax positions considering factors such as statutes of limitations, audits, proposed settlements, and changes in tax law.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

(o)Nonredeemable Non-controlling Interests and Redeemable Non-controlling Interests

Non-controlling interests relate to the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. Where redemption of such non-controlling interests are solely within the control of the Company, such interests are reflected in the consolidated balance sheets as “Nonredeemable non-controlling interests” and in the consolidated statements of operations and comprehensive loss as “Net income attributable to non-controlling interests.”

RNCI relates to non-controlling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control and are reported in the mezzanine section between total liabilities and shareholders’ deficit, as temporary equity in the Company’s consolidated balance sheets. The Company adjusts RNCI to reflect its estimate of the maximum redemption amount each year against the Company’s shareholders’ deficit.

Refer to Note 13, “Redeemable Non-controlling Interests,” for further information on the components of RNCI.

(p)Foreign-Currency Translation

The Company has operations in foreign countries whose functional currency is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period.

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period end exchange rate. Income statement items are translated at the average monthly rates prevailing during the year. The resulting translation adjustment is recorded as a component of other comprehensive income (loss) and is included in shareholders’ deficit.

(q)Fair-Value Measurements

The Company follows ASC 820, Fair Value Measurements, which defines fair value as the price to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value is based on the principal or most advantageous market in which the Company could participate and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.

The Company uses the hierarchy prescribed in the aforementioned accounting guidance for fair value measurements, based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.

The three levels of the hierarchy are as follows:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date,

Level 2 Inputs—Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, and

Level 3 Inputs—Unobservable inputs for the asset or liability used to measure fair value allowing for inputs reflecting the Company’s assumptions about what other market participants would use in pricing the asset or liability, including assumptions about risk.

(r)Segment Reporting

The Company has two operating segments: North America and Europe.  Additionally, the Company has determined that the reportable segments are the same as the operating segments. The alignment of the Company’s segments is designed to establish lines of business that support the geographical markets the Company operates in and allow the Company to further globalize the Company’s solutions while working seamlessly with the Company’s teams across these markets.

The North America segment comprises the geographical markets of the United States, Canada and Mexico. The Europe segment comprises the geographical markets of Western Europe (Spain, United Kingdom, Ireland and Germany) and Eastern Europe (Poland and Czech Republic). The Company also provides general corporate services to its segments through a corporate function, which are not allocated. Such costs are reported as “Corporate.” Refer to Note 17, “Segment Information,” for further information on segment reporting.

(s)Treasury Stock

The Company accounts for treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock.  All shares of treasury stock reside as Class A common stock.

(t)Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies that are adopted by the Company are adopted as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.  As the Company is considered an emerging growth company under the JOBS Act adoption of new accounting standards will be consistent with private company effective dates.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payments, including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows related to excess tax benefits and employee taxes paid when an employer withholds shares for tax-withholding purposes. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods beginning after December 15, 2018.  Early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company has early adopted ASU 2016-09 on a prospective basis effective July 1, 2018. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company has early adopted ASU 2017-04 on a prospective basis, effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The Company has performed a review of the requirements of the new revenue standard and have monitored the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company assessed the effects of the new revenue standard in a multi-phase approach. In the first phase, the team analyzed customer contracts for our most significant contract categories, applied the five-step model of the new standard to each contract category and compared the results to current accounting practices. In the second phase, the Company quantified the potential effects, assessed additional contract categories and principal agent considerations, revised accounting policies and considered the effects on related disclosures and/or internal control over financial reporting. The third phase, which will complete the adoption and implementation of the new revenue standard, includes quantifying the cumulative-effect adjustment (including tax effects).

The new standard will change the amount and timing of certain revenue and expenses to be recognized under various arrangement types. In addition, it could increase the administrative burden on the Company’s operations to properly account for customer contracts and provide the more expansive required disclosures. More judgment and estimates will be required when applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected periods of benefit for certain costs. The Company expects the timing of revenue to be recognized under ASU 2014-09 for the Company’s most significant contract category, core payment services, will be similar to the timing of revenue recognized under current accounting practices. The Company will evaluate, on an ongoing basis, costs to obtain contracts with customers, as well as certain implementation and set-up costs, and, in some cases, may be required to amortize these costs. Finally, the new standard requires additional disclosures regarding revenues and related capitalized contract costs, if any.

The Company is adopting the new revenue standard using a modified retrospective basis on January 1, 2019. The Company does not expect the adoption to result in a material cumulative adjustment to retained earnings.

The Company currently expects the most significant ongoing impact of adopting the new revenue standard in 2019 to be driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to the Company reflecting our network processing fees on a net basis prospectively, as opposed to our gross presentation of $91.6 million in 2018. The Company does not expect the adoption of the new revenue standard to have a material impact on net income. The Company will include additional disclosures of the amount by which each consolidated financial statement line item is affected during 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for any significant changes.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in cash flow presentation practices. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the impact of this ASU and concluded there is no resulting material impact to the presentation on the Company’s consolidated statements of cash flows.

In July 2018, the FASB issued ASU 2018-10 and 2018-11, Leases. These updates clarify certain definitions and topics with respect to ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases. This standard aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application of this ASU is permitted for all entities. The Company is in the process of evaluating the impact of this ASU on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This update provides clarification and modifies the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

(2)Earnings Per Share

As described in Note 18, “Shareholders’ Equity,” on May 22, 2018, EVO, LLC’s limited liability company agreement was amended and restated effective as of May 25, 2018, to, among other things, reclassify all of the then existing membership interests of EVO, LLC into a new single class of common membership interests. Additionally, the Company entered into a series of transactions that resulted in the issuance of Class A common stock, Class B common stock, Class C common stock and Class D common stock to the holders of LLC Interests and commenced the IPO resulting in the public issuance of additional shares of the Company’s Class A common stock. Earnings per share information for the year ended December 31, 2018 has been presented on a prospective basis and reflects only the net income (loss) available for holders of the Company’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for the period from May 23, 2018 through December 31, 2018. Earnings per share information prior to May 23, 2018 is not presented since the ownership structure of EVO, LLC is not a common unit of ownership of the Company.

The following table sets forth the computation of the Company's basic and diluted net income per Class A common share (in thousands, except share and per share data):

May 23 - December 31
2018

Numerator:
Net loss attributable to EVO Payments, Inc.	$(14,712)

Denominator:
Weighted average Class A common stock outstanding	21,081,447
Effect of dilutive securities	—
Total dilutive securities	21,081,447

Earnings per share:
Basic	$(0.70)
Diluted	$(0.70)

Antidilutive securities:
Stock options	2,086,153
RSUs	505,975
Convertible Class C common stock	2,461,055
Convertible Class D common stock	16,785,552
RSAs	42,087

Earnings per share is not separately presented for Class B common stock, Class C common stock and Class D common stock since they have no economic rights to the income or loss of the Company. Class B common stock is not considered when calculating dilutive EPS as this class of common stock may not convert to Class A common stock. Class C common stock and Class D common stock are considered in the calculation of dilutive EPS on an if-converted basis as these classes, together with the related LLC Interests, have exchange rights into Class A common stock that could result in additional Class A common stock being issued. However, the Company is in a net loss position and, as such, Class C common stock and Class D common stock are therefore anti-dilutive. All other potentially dilutive securities are determined based on the treasury stock method. Refer to Note 18, “Shareholders’ Equity,” for further information on rights to each class of stock.

(3)Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) that requires the Company to make payments to the Continuing LLC Owners, as defined in Note 18, “Shareholders’ Equity,” that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of EVO, LLC interests for Class A common stock, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. The first payment is due between 95 to 125 days after the filing of the Company’s tax return for the year ended December 31, 2018 which is due April 15, 2019, however, the due date can be extended until October 15, 2019.

As a result of the exchange of LLC Interests and shares of Class C common stock and Class D common stock for shares of Class A common stock sold in connection with the IPO, the Secondary Offering and other member exchanges, the Company recorded a deferred tax asset of $55.6 million associated with the increase in tax basis. Payments to the Continuing LLC Owners related to the purchases, the exchanges as described in Note 17, “Shareholders’ Equity,” will aggregate to approximately $47.2 million, ranging from zero to $3.8 million per year over the next 15 years. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. As of December 31, 2018, the Company’s remaining deferred tax asset and payment liability pursuant to the TRA were approximately $54.6 million and $47.2 million, respectively. The amounts recorded as of December 31, 2018, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2018. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets of EVO, LLC as a result of the purchase or exchange of LLC Interests: no tax benefit from the tax basis in the intangible assets of EVO, LLC on the date of the IPO, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in our tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within operating expenses in the consolidated statements of operations and comprehensive loss.

(4)Acquisitions

2018 Acquisitions

(a)	EVO Payments International Corp. - Canada

In February 2018, a subsidiary of EVO, Inc. acquired the remaining 30% membership interest in EVO Payments International Corp. - Canada (“EVO Canada”) from 7097794 Canada, Inc. for $0.9 million of contingent consideration. This transaction resulted in a reduction to members’ deficit and nonredeemable non-controlling interests of $0.4 million and $0.5 million, respectively. EVO Canada is presented in the Company’s North America segment.

(b)	Nationwide Payment Solutions, LLC

In March 2018, a subsidiary of EVO, Inc. acquired the remaining 38% membership interest in Nationwide Payment Solutions, LLC (“NPS”) for an upfront payment of $16.9 million and contingent consideration of $3.8 million to be paid in April 2019. This transaction resulted in a reduction to members’ deficit and nonredeemable non-controlling interests of $20.1 million and $0.6 million, respectively. NPS is presented in the Company’s North America segment.

(c)	Liberbank, S.A.

In April 2018, a subsidiary of EVO, Inc. acquired a portion of the merchant acquiring assets of Liberbank, S.A. and Banco de Castilla la Mancha, S.A. for €7.9 million ($9.5 million, based on the foreign exchange rate at the time of the acquisition). This asset acquisition is presented in the Company’s Europe segment. Equipment and intangible assets acquired consist of card processing equipment, merchant contract portfolios, marketing alliance agreements, and trademarks with useful lives of 3 years, 5 years, 15 years, and 15 years, respectively.

(d)	Nodus Technologies, Inc.

In May 2018, a subsidiary of EVO, Inc. acquired 100% of the outstanding shares of Nodus Technologies, Inc. (“Nodus”) for $18.0 million. The total consideration includes a holdback liability of $0.8 million. Nodus is presented in the Company’s North America segment. The pro forma impact of this acquisition was not material to the Company’s historical consolidated operating results and is, therefore, not separately presented. Equipment and intangible assets consist of office equipment, computer software, merchant contract portfolios, trademarks, internally developed software, and non-competition agreements with useful lives of 5 to 7 years, 3 years, 15 years, 20 years, 10 years and 3 years, respectively.

(e)	Federated Payment Systems, LLC/Federated Payment Canada Corp.

In September 2018, a subsidiary of EVO, Inc. acquired the remaining 67% of the outstanding membership interests of Federated Payment Systems, LLC (“Federated US”) and 100% of the outstanding shares of Federated Payment Canada Corporation (“Federated Canada,” together with Federated US, “Federated”) for $38.2 million.  The total consideration includes an aggregate holdback liability of $0.5 million. Certain acquisition-related expenses were incurred in conjunction with the Federated acquisition in the amount of $0.4 million. Federated maintains diverse sales channels which will complement the Company’s strategic distribution relationships. As a result of this acquisition, the Company recognized goodwill. Federated is presented in the Company’s North America segment.

The Company accounted for the Federated acquisition as a business combination during the third quarter of 2018. During the fourth quarter of 2018, the Company finalized its allocation of the purchase price to acquired assets and liabilities assumed, which resulted in certain adjustments to previously disclosed estimates.

Based upon the purchase price, the Company’s understanding of the Federated business and valuation, the allocation is as follows:

	Estimated
	Fair Value	Measurement
	as Previously	Period	Fair Value
	Reported	Adjustments	as Adjusted
	9/30/2018		12/31/2018
	(In thousands)
Tangible assets acquired	$1,863	$(161)	$1,702
Deferred tax liability	—	(1,357)	(1,357)
Amortizable intangible assets
Trademarks	2,650	(1,450)	1,200
Merchant contract portfolios	19,036	(7,636)	11,400
Goodwill	23,328	10,349	33,677
Total net assets acquired	$46,877	$(255)	$46,622

Intangible assets of $12.6 million have been allocated to amortizable intangible assets consisting of trademarks and merchant contract portfolios, with estimated useful lives of 5 years and 10 years, respectively. The change in the estimated values of amortizable intangible assets is primarily due to obtaining information related to the merchant portfolio acquired from Federated and therefore revising certain estimates in determining fair value.

On the date of acquisition, the book value of the investment in Federated US was zero.  The Company recorded a gain on the acquisition of unconsolidated investee of $8.4 million to step up carrying value of the investment to fair value as of the acquisition date. The gain on acquisition of unconsolidated investee has been recorded on the consolidated statements of operations and comprehensive loss.

Goodwill totaling $33.7 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Federated acquisition is deductible for income tax purposes. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated operating results.

(f)	ClearONE, S.L.

In October 2018, a subsidiary of EVO, Inc. acquired 100% of the outstanding shares of ClearONE for €5.4 million ($6.3 million based on the foreign exchange rate at the time of the acquisition).  The total consideration includes a holdback liability of $0.5 million. ClearONE is presented in the Company’s Europe segment. The pro forma impact of this acquisition was not material to the Company’s historical consolidated operating results and is, therefore, not separately presented. Equipment and intangible assets consist of card processing, merchant contract portfolios, trademarks, internally developed software, and non-competition agreements with useful lives of 3 to 5 years, 5 years, 5 years, 5 years, and 2 to 3 years, respectively.

2017 Acquisitions

(g)	Sterling Payment Technologies, LLC

In January 2017, a subsidiary of EVO, Inc. acquired 100% of outstanding units of Sterling for $196.8 million, including deferred purchase price of $71.2 million, a holdback liability of $0.2 million and an estimated working capital adjustment of $0.3 million. The Company agreed to a deferred purchase price of $70.0 million which was paid in full in May 2018. Total costs incurred in connection with this acquisition were $1.3 million and are presented in selling, general and administrative expenses. Sterling is presented in the Company’s North America segment.

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

Intangible assets consist of an indefinite-lived trade name, internally developed software, non-competition agreements, marketing alliance agreements and merchant contract portfolios with useful lives of 7 years, 2 to 4 years, 18 to 21 years, and 12 to 18 years, respectively. Multiple assets were acquired for each of the following classes of asset resulting in variability in the assets useful life: non-competition agreements, marketing alliance agreements and merchant contract portfolios. Acquired goodwill is expected to be tax deductible.

The Company views this acquisition as an important part of its long-term strategy of expanding the Company’s business domestically and the goodwill arising from the acquisition was attributable to strategic benefit and growth opportunities, including alternative sales channels and operating synergies that the Company expects to realize.

(h)	Vision Payments Solutions, LLC

In March 2017, a subsidiary of EVO, Inc. acquired the remaining 25% membership interest in Vision Payments Solutions, LLC (“VPS”) from Vision Payments Solutions, Inc., resulting in a reduction to members’ deficit and nonredeemable non-controlling interests of $0.4 million. VPS is presented in the Company’s North America segment.

(i)	Pineapple Payments, LLC

In April 2017, a subsidiary of EVO, Inc. acquired the remaining 75% of the units of Pineapple Payments, LLC (“Pineapple”) for $8.4 million, inclusive of contingent consideration of $0.7 million. Pineapple is presented in the Company’s North America segment. The pro forma impact of this acquisition was not material to the Company’s historical consolidated operating results and is, therefore, not presented. Intangible assets consist of merchant contract portfolios and marketing alliance agreements with useful lives of 7 years and 5 years, respectively.

(j)Zenith Merchant Services, LLC

In May 2017, a subsidiary of EVO, Inc. acquired the remaining 49% membership interest in Zenith Merchant Services, LLC (“Zenith”) for $9.2 million, inclusive of contingent consideration of $2.8 million. The transaction resulted in an increase to members’ deficit and reduction to nonredeemable non-controlling interests of $6.8 million and $2.4 million, respectively. Zenith is presented in the Company’s North America segment.

(5)Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	December 31,	December 31,
	Years	2018	2017
		(In thousands)
Card processing	3-5	$128,244	$102,789
Office equipment	3-5	41,771	37,476
Computer software	3	44,373	38,669
Leasehold improvements	various	16,234	12,764
Furniture and fixtures	5-7	5,673	5,410
Totals		236,295	197,108
Less accumulated depreciation		(136,947)	(106,889)
Foreign currency translation adjustment		3,698	6,368
Totals		$103,046	$96,587

Depreciation expense related to equipment and improvements was $38.5 million, $29.1 million and $25.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In the year ended December 31, 2018, equipment and improvements and accumulated depreciation were each reduced by $9.8 million and $8.5 million, respectively, and in the year ended December 31, 2017 by $7.4 million and $7.0 million, respectively, primarily related to asset retirements.  The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(6)Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	December 31,	December 31,
	2018	2017
	(In thousands)
Intangible assets with finite lives:
Merchant contract portfolios:
Gross carrying value	$293,069	$274,780
Accumulated amortization	(139,159)	(113,747)
Accumulated impairment losses	(5,658)	(5,658)
Foreign currency translation adjustment	(27,975)	(26,057)
Net	120,277	129,318

Marketing alliance agreements:
Gross carrying value	191,879	187,758
Accumulated amortization	(47,777)	(35,509)
Accumulated impairment losses	(7,585)	(7,585)
Foreign currency translation adjustment	(18,634)	(15,561)
Net	117,883	129,103

Trademarks, finite-lived:
Gross carrying value	28,657	25,084
Accumulated amortization	(10,748)	(8,485)
Foreign currency translation adjustment	(4,446)	(3,701)
Net	13,463	12,898

Internally developed software:
Gross carrying value	60,876	42,442
Accumulated amortization	(15,794)	(9,760)
Accumulated impairment losses	(9,324)	(9,324)
Foreign currency translation adjustment	(2,260)	(3,247)
Net	33,498	20,111

Non-competition agreements:
Gross carrying value	6,462	6,200
Accumulated amortization	(5,316)	(2,633)
Net	1,146	3,567
Total finite-lived, net	286,267	294,997
Trademarks, indefinite-lived:
Gross carrying value	18,499	18,486
Accumulated impairment losses	(14,627)	—
Net	3,872	18,486
Total intangible assets, net	$290,139	$313,483

Amortization expense related to intangible assets was $48.7 million, $45.0 million and $38.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” for further information on the impairment losses for indefinite-lived trademarks.

Estimated amortization expense to be recognized during each of the five years subsequent to December 31, 2018:

Amount
(In thousands)
Years ending:
2019	$48,540
2020	43,742
2021	38,919
2022	28,821
2023	25,281
2024 and thereafter	100,964
Total	$286,267

The following represents net intangible assets by segment:

	December 31,	December 31,
	2018	2017
	(In thousands)
Intangible assets, net:
North America
Merchant contract portfolios	$88,141	$89,045
Marketing alliance agreements	76,590	82,604
Trademarks, finite-lived	2,585	—
Internally developed software	20,167	10,431
Non-competition agreements	1,089	3,567
Trademarks, indefinite-lived	3,872	18,486
Total	192,444	204,133

Europe
Merchant contract portfolios	32,136	40,273
Marketing alliance agreements	41,293	46,499
Trademarks, finite-lived	10,878	12,898
Internally developed software	13,331	9,680
Non-competition agreements	57	—
Total	97,695	109,350

Total intangible assets, net	$290,139	$313,483

Goodwill activity for the years ended December 31, 2018, 2017 and 2016, in total and by reportable segment, was as follows:

	Reportable Segment
	North
	America	Europe	Total
	(In thousands)
Goodwill, gross, as of December 31, 2016	$86,409	$122,366	$208,775
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2016	86,409	98,075	184,484
Business combinations	107,978	—	107,978
Foreign currency translation adjustment	1,739	17,477	19,216
Goodwill, net as of December 31, 2017	196,126	115,552	311,678

Goodwill, gross, as of December 31, 2017	$196,126	$139,843	$335,969
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2017	196,126	115,552	311,678
Business combinations	44,664	3,636	48,300
Foreign currency translation adjustment	47	(7,014)	(6,967)
Goodwill, net as of December 31, 2018	$240,837	$112,174	$353,011

(7)Other Assets

Membership Interest in Visa Europe Limited

Through certain of the Company’s subsidiaries in Europe, the Company was a member of Visa Europe Limited (“Visa Europe”). On June 21, 2016, Visa Inc. (“Visa”) acquired all of the membership interests in Visa Europe.

In connection with the acquisition, the Company received approximately €64.0 million ($72.4 million based on the foreign exchange rate at the time of the acquisition) in proceeds from the sale of its membership interest in Visa Europe. Substantially all of the proceeds were recorded as a gain as the carrying value of the Company’s interest was nominal. The consideration included cash of €47.0 million ($53.2 million based on the foreign exchange rate at the time of the acquisition), Visa Series C preferred stock which is convertible into Visa common shares of €12.9 million ($14.6 million based on the foreign exchange rate at the time of the acquisition) and deferred cash consideration of €4.1 million ($4.6 million based on the foreign exchange rate at the time of the acquisition) as of June 21, 2016. The Visa Series C preferred stock and deferred cash consideration have been recorded in “Other assets” at their fair values as of the date of this transaction. The discount rate used to determine the fair value of the deferred cash consideration was 2.2%, which was based upon the risk-adjusted borrowing rate of Visa for long-term instruments of a similar tenor. The Company expects to receive the deferred cash consideration shortly after the third anniversary of the sale, or June 21, 2019. The fair value of the Visa Series C preferred stock was determined using inputs classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The Visa Series C preferred stock will convert into Visa common shares at periodic intervals over a 12 year period at Visa’s discretion. Additionally, the deferred cash consideration could be reduced, and the conversion factor of the Visa Series C preferred stock could be adjusted down based on the outcome of potential litigation in Europe such that the number of Visa common shares ultimately received could be as low as zero. The Visa Series C preferred stock is accounted for prospectively under the cost method.

(8)Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2018	2017
	(In thousands)
Compensation and related benefits	$22,280	$17,465
Third-party processing and payment network fees	37,702	36,801
Trade accounts payable	44,581	50,545
Taxes payable	16,292	8,418
Commissions payable to third parties and agents	13,141	10,877
Unearned revenue	4,579	2,836
Other	22,641	23,808
	$161,216	$150,750

(9)Related Party Transactions

Related party commission expense incurred with minority held subsidiaries of the Company amounted to $32.2 million, $38.6 million and $45.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The sale of equipment and services to these subsidiaries amounted to $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Related party balances consist of the following:

	December 31,	December 31,
	2018	2017
	(In thousands)
Receivables from sale of POS devices and peripherals	$303	$1,609
Receivables from related companies	1,560	974
Notes receivable, short term	8	42
Due from related parties, short term	$1,871	$2,625

Notes receivable, long term	915	109
Due from related parties, long term	$915	$109

Liabilities to related companies	4,824	7,847
Due to related parties, short term	$4,824	$7,847

ISO commission reserve	385	675
Due to related parties, long term	$385	$675

Madison Dearborn Partners, LLC (“MDP”), a member of EVO, LLC and shareholder of EVO, Inc., provides the Company with consulting services related to business development, financing matters, and potential acquisition activities on an as needed basis.  In addition, the Company reimburses MDP for certain out of pocket expenses. The Company made payments of less than $0.1 million, $5.7 million and $0.1 million to MDP for the years ended December 31, 2018, 2017 and 2016, respectively, for consulting services and expense reimbursement.

Additionally, the Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. The expense related to these services was $0.2 million for each of the years ended December 31, 2018, 2017 and 2016.  In connection with the IPO, the Company paid Blueapple $2.4 million in satisfaction of the obligation to pay any further commissions associated with processing revenue to Blueapple and all such future revenue will be retained by the Company.

Prior to the Company’s acquisition of the remaining 67% membership interests of Federated US and 100% of the outstanding shares of Federated Canada in September 2018, the Company chairman owned one-third of the shares of Federated Canada and an entity wholly owned by relatives of the Company’s chairman owned one-third of the membership interests of Federated US. As a result of the ownership interests, the Company’s chairman and relatives received $15.5 million of the purchase price. In addition, prior to the acquisition, the Company provided card-based processing services and risk assessment services to Federated US in the ordinary course of business for a nominal fee. For the years ended December 31, 2018, 2017 and 2016, the Company received $0.4 million, $0.5 million and $0.5 million, respectively, in revenues in connection with providing services to Federated US. In addition, prior to the acquisition, Federated Canada provided certain marketing services to the Company’s business in Canada. For the years ended December 31, 2018, 2017 and 2016, the Company paid $5.8 million, $8.6 million and $7.6 million, respectively, in fees to Federated Canada for these services.

Due to the acquisition of Federated, all accrued liabilities have been excluded from the schedule above as this activity has been eliminated in consolidation.  Prior period amounts continue to reflect balances between the Company and Federated as related party.

The Company leases office space located at 515 Broadhollow Road in Melville, New York for $0.1 million per month from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman.

Receivables from related companies include amounts receivable from members of EVO, LLC and shareholders of the Company of $0.7 million and $0.8 million and receivables from minority held affiliates of zero and $0.3 million as of December 31, 2018 and 2017, respectively. Liabilities held by related companies include payables to a minority held affiliate of $3.0 million and $4.3 million as of December 31, 2018 and 2017, respectively. In connection with the vesting of certain RSAs, the Company issued loans to certain employees for the purposes of paying withholding taxes. As of December 31, 2018, the amount receivable from certain employees was $0.9 million.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 3, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

The Company, through one wholly owned subsidiary and one minority held affiliate, conducts business under ISO agreements with a relative of the Company’s chairman pursuant to which the relative of the Company’s chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s chairman. For the years ended December 31, 2018, 2017 and 2016, the Company paid commissions of $0.6 million, $0.2 million and zero, respectively, related to this activity.

NFP is the Company’s benefit broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officer owns a minority interest in NFP. For the years ended December 31, 2018, 2017 and 2016, the Company paid $0.3 million, $0.4 million and $0.4 million, respectively, in commissions and other expenses to NFP.

(10)Income Taxes

Domestic and foreign (loss) income before income taxes is as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Domestic	$(122,699)	$(76,255)	$20,193
Foreign	34,293	60,495	54,291
(Loss) income before income taxes	$(88,406)	$(15,760)	$74,484

Income tax expense is comprised as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Current:
Foreign	$12,735	$4,711	$22,193
Federal	146	306	—
State	(43)	57	(105)
Total current income tax expense	12,838	5,074	22,088

Deferred:
Foreign	4,217	11,294	(5,055)
Federal	(5,821)	220	—
State	(790)	—	—
Total deferred income tax expense	(2,394)	11,514	(5,055)
Totals	$10,444	$16,588	$17,033

The Company’s effective tax rate, as applied to income before income taxes, differ from federal statutory rates as follows for the years ended December 31:

	2018	2017	2016
Federal statutory rate	21.0%	—%	—%
State taxes, net of federal tax	1.0	(0.4)	(0.1)
Non-controlling interest	(14.1)	—	—
Other miscellaneous permanent differences	(0.3)	—	—
Undistributed earnings of foreign subsidiaries	(2.6)	(17.9)	2.4
U.S. federal tax related to foreign effectively connected income	(0.2)	(3.1)	—
Canadian income tax provision	(0.4)	(0.6)	0.4
Mexico income tax provision	(6.3)	(29.6)	9.1
Poland income tax provision	(5.9)	(29.2)	6.7
Czech Republic income tax provision	—	(1.1)	(0.1)
Ireland and United Kingdom income tax provision	(0.1)	(0.1)	—
Germany income tax provision	—	—	(1.8)
Spain income tax provision	(3.9)	(23.2)	6.5
Effective tax rate	(11.8)%	(105.2)%	23.1%

The primary components of deferred tax items were as of December 31 were as follows:

	2018	2017
	(In thousands)
Deferred tax assets:
Foreign net operating losses	$20,850	$18,157
U.S. net operating losses	4,499	—
Partnership basis	64,443	—
Intangibles	2,627	1,958
Accrued expenses and other temporary differences	4,330	4,134
	96,749	24,249
Valuation allowance	(21,379)	(15,934)
Deferred tax asset	75,370	8,315

Deferred tax liabilities:
Intangibles	(3,811)	—
Accrued tax on unremitted earnings	(8,399)	(5,992)
Equipment and improvements	(4,383)	(4,277)
Deferred tax liability	(16,593)	(10,269)
Net	$58,777	$(1,954)

The following table includes the valuation allowance associated with the deferred tax assets including additions recognized as expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

Valuation
Allowance
(In thousands)

Beginning balance, January 1, 2016	$10,059
2016 Additions	1,475
December 31, 2016	11,534

2017 Additions	4,400
December 31, 2017	15,934

2018 Additions	5,445
December 31, 2018	$21,379

The following table includes the total net operating losses carryforwards by country and years which they are available to offset future taxable income as of December 31, 2018:

	Net Operating	Available
	Losses	Years
	(In thousands)
Germany	$57,236	Indefinite
Poland	4,714	2020-2022
United Kingdom	368	Indefinite
Ireland	6,532	Indefinite
Czech Republic	3,147	2021-2022
Gibraltar	3,920	Indefinite

(11)Long-Term Debt and Lines of Credit

Credit Facility

On December 22, 2016, EVO Payments International, LLC (“EPI”), a subsidiary of EVO, Inc., entered into a credit agreement (“Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consisted of a first lien senior secured credit facility totaling $670.0 million (comprised of a $100.0 million revolver (“First Lien Revolver”) and a $570.0 million term loan (“First Lien Term Loan”)) and a  second lien senior secured credit facility comprised of a $175.0 million term loan (“Second Lien Term Loan”).

On October 24, 2017, the Company entered into an incremental amendment agreement to upsize the existing First Lien Revolver from $100.0 million to $135.0 million. On April 3, 2018, the Company entered into a second incremental amendment agreement to the first lien senior secured credit facility, which increased the existing term loan by $95.0 million to $665.0 million.  As a result of this second incremental amendment agreement, $0.9 million in existing deferred financing was expensed as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is classified as other expense in the consolidated statements of operations and comprehensive loss. On May 25, 2018, the Company paid in full the Second Lien Term Loan in the amount of $178.2 million, including $1.5 million of accrued interest and $1.8 million of prepayment penalty.

On June 14, 2018, the Company entered into a restatement agreement (the “Restatement Agreement”) whereby the syndicate lenders agreed to replace their existing term loans with replacement term loans. In addition, the Restatement Agreement increased the First Lien Revolver by $65.0 million to $200.0 million and extended the maturity date of the First Lien Revolver to June 14, 2023. As a result of the Restatement Agreement, $1.2 million in existing deferred financing costs were expensed as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is classified as other expense in the consolidated statements of operations and comprehensive loss. EVO, LLC utilized the net proceeds from the Secondary Offering to pay down the First Lien Revolver and to pay the installment payment on the First Lien Term Loan which was paid on September 27, 2018.

The Senior Secured Credit Facilities provide the Company with the capacity to support both domestic and international growth, as well as fund general operating needs. The loans under the Senior Secured Credit Facilities bear interest, at the Company’s election, at the prime rate or London Interbank Offered Rate (LIBOR), plus leverage based margin. Under the Restatement Agreement, the lenders agreed to reduce the applicable leverage based margins.  As of December 31, 2018, the loans under the Senior Secured Credit Facilities had an interest rate of 7.25% for First Lien Revolver and 5.76% for First Lien Term Loan. The Senior Secured Credit Facilities requires quarterly principal payments of the First Lien Term Loan of $1.6 million commencing on June 30, 2018 through September 30, 2023. The First Lien Revolver and First Lien Term Loan mature on June 14, 2023 and December 22, 2023, respectively.

All amounts outstanding under the Senior Secured Credit Facilities are secured by a pledge of certain assets of EPI, as well as secured guarantees provided by certain of EPI’s controlled subsidiaries. The Senior Secured Credit Facilities also contain a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI’s and its controlled subsidiaries ability to: incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends or other distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; make certain accounting changes; and make prepayments on junior indebtedness. The first lien senior secured credit facility also contains a springing financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis.

As a result of these restrictions, approximately $676.5 million of the net assets of EPI at December 31, 2018 were restricted from distribution to EVO, LLC or any of its members. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business.

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of December 31, 2018 and 2017, the Company was in compliance with all its financial covenants.

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

Long-term debt consists of the following:

	December 31,	December 31,
	2018	2017
	(In thousands)
First lien term loan	$654,775	$566,075
Second lien term loan	—	175,206
First lien revolver	42,266	44,632
Deferred purchase price	—	68,720
Letter of credit	—	1,000
Less debt issuance costs	(12,985)	(19,679)
Total long-term debt	684,056	835,954
Less current portion of long-term debt	(7,191)	(75,008)
Total long-term debt, net of current portion	$676,865	$760,946

Principal payment requirements on the above obligations in each of the years remaining subsequent to December 31, 2018 are as follows:

Amounts
(In thousands)
Years ending December 31:
2019	$7,191
2020	6,593
2021	6,593
2022	6,593
2023	47,211
2024 and thereafter	622,860
$697,041

Settlement Lines of Credit

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature.  During the year ended December 31, 2018, the Company had the following settlement lines of credit.

On August 31, 2015, a subsidiary of the Company entered into an overdraft facility with Bank BGZ BNP Paribas S.A., as the lender, and Centrum Elektronicznych Uslug Platniczych eService Sp. z o. o. (“eService”), as the guarantor.  The facility provides the Company with access to settlement-related funding.  Under the facility, the Company can draw up to PLN 20.0 million. The loans drawn under the facility bear interest at the Warsaw Interbank Offered Rate (“WIBOR”) plus 0.7% (total drawdowns below PLN 10 million) and at WIBOR plus 1.25% (total drawdowns above PLN 10 million). At December 31, 2018, the interest rates are 2.34% and 2.89%, respectively.  The loans drawn under the facility have a maturity date of February 15, 2019. As of December 31, 2018 and 2017, the loan amounts drawn under the facility were $2.9 million and $0.8 million, respectively. On February 15, 2019, the Company extended the line of credit facility until July 31, 2019.

On February 26, 2016, a subsidiary of the Company entered into a line of credit facility with Raiffeisen Bank Polska S.A., as the lender, and eService, as the guarantor.  The facility provides the Company with access to settlement-related funding.  Under the facility, the Company can draw up to CZK 400.0 million.  The loans drawn under the facility bear interest at the Prague Interbank Offered Rate (“PRIBOR”) plus 0.8% for CZK, Euro Overnight Index Average (“EONIA”) plus 0.8% for EUR and LIBOR plus 0.8% for GBP and USD. At December 31, 2018, all balances were denominated in CZK resulting in an interest rate of 2.55%. The loans drawn under the facility have a maturity date of January 31, 2019. As of December 31, 2018 and 2017, the loan amounts drawn under the facility were $14.9 million and $5.2 million, respectively. On January 31, 2019, the Company extended the facility until January 31, 2020 and amended the margin rate to 1.0%.

On June 10, 2016, a subsidiary of the Company entered into an overdraft facility with PKO Bank Polski, as the lender, and eService, as the guarantor. The facility provides the Company with access to settlement-related funding.  Under the facility, the Company can draw up to CZK 239.1 million.  The loans drawn under the facility bear interest at the PRIBOR plus 1.25%. At December 31, 2018, this interest rate was 3.14%. The loans drawn under the facility have a maturity date of June 8, 2019. As of December 31, 2018 and 2017, the loan amounts drawn under the facility were $6.1 million and $1.8 million, respectively.

On December 1, 2017, a subsidiary of the Company entered into a revolving line of credit facility with Deutsche Bank A.G., as the lender, and EVO, LLC, as the guarantor.  The facility provides the Company with access to settlement-related funding.  Under the facility, the Company can draw up to the lesser of $35.0 million or 90% of the aggregate dollar amount of eligible settlement receivables due.  The loans drawn under the facility bear interest at the prime rate plus 1.5%. At December 31, 2018, this interest rate was 7.00%.  The loans drawn under the facility do not have a maturity date. As of December 31, 2018 and 2017, the loan amounts drawn under the facility were $17.8 million and $12.6 million, respectively.

On December 19, 2017, a subsidiary of the Company entered into a revolving line of credit facility with Wells Fargo Bank N.A., as the lender, and EVO, LLC, as the guarantor.  The facility provides the Company with access to settlement-related funding.  Under the facility, the Company can draw up to $10.0 million.  On May 29, 2018, the Company entered into an incremental amendment agreement to the facility, pursuant to which the maximum amount that can be drawn was increased to $15.0 million.  The loans drawn under the facility bear interest at the prime rate plus 1.0%.  At December 31, 2018, this interest rate was 6.50%.  The loans drawn under the facility mature on December 19, 2019. As of December 31, 2018 and 2017, the loan amounts drawn under the facility were zero and $9.9 million, respectively.

On September 6, 2018, a subsidiary of the Company entered into an overdraft facility with PKO Bank Polski, as the lender, and eService and EPI, as the guarantors.  The facility provides the Company with access to settlement-related funding.  Under the facility, the Company can draw up to CZK 100.0 million.  The loans drawn under the facility bear interest at PRIBOR plus 1.5%. At December 31, 2018, this interest rate was 3.38%.  The loans drawn under the facility have a maturity date of September 9, 2019. As of December 31, 2018, the loan amount drawn under the facility was $0.1 million.

On November 12, 2018, a subsidiary of the Company entered into a revolving line of credit facility with Banco Santander, S.A., as the lender, and UniversalPay Entidad De Pago SL, as the guarantor.  The facility provides the Company with access to settlement-related funding.  Under the facility, the Company can draw up to €10.0 million, with certain restrictions related to the timing of such funding.  The loans drawn under the facility bear a fixed interest rate of 3.00%. The loans drawn under the facility have a maturity date of May 12, 2019. As of December 31, 2018, the loan amount drawn under the facility was zero.

(12)Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash investing and financing activities are as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$48,305	$53,723	$27,583
Income taxes paid, net of refunds	7,025	12,305	21,711

Supplemental disclosure of noncash investing and financing activities:
Contingent consideration payable	7,485	3,564	—
Contingent consideration settled with the issuance of Class A common stock	771	—	—
Deferred purchase price	$—	$71,200	$—

(13)Redeemable Non-controlling Interests

The Company owns 66% of eService, the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski, beginning on January 1, 2018, has the option to compel the Company to purchase 14% of the shares of eService held by PKO Bank Polski, at a price per share based on their fair value. Commencing on January 1, 2020, PKO Bank Polski may exercise an option to sell all of its remaining shares of eService to the Company. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value as temporary within the mezzanine equity section of the consolidated balance sheets. At each balance sheet date, the RNCI will be reported at its redemption value, which represents fair value, with a corresponding adjustment to accumulated deficit.

As of December 31, 2018, EVO, Inc. owns 32.1% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“Nasdaq”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value as temporary within the mezzanine equity section of the consolidated balance sheets and will be reported at redemption value, which represents fair value, with a corresponding adjustment to accumulated deficit.

The following table details the components of RNCI for the years ended December 31, 2018, 2017 and 2016:

	Post-IPO	Pre-IPO
	December 31,	May 23,	December 31,	December 31,
	2018	2018	2017	2016
	(In thousands)
Beginning balance	$689,569	$148,266	$100,530	$77,878
Net income attributable to RNCI - eService	4,914	1,291	5,465	6,104
Net income attributable to RNCI - Blueapple	(39,129)	—	—	—
Gain (loss) on OCI - eService	(2,368)	(2,104)	10,662	—
Gain (loss) on OCI - Blueapple	(3,935)	—	—	—
Gain (loss) on pension revaluation - Blueapple	(192)	—	—	—
Legacy accumulated deficit allocation	—	(150,485)	—	—
Legacy AOCI allocation	—	(39,404)	—	—
Increase (decrease) in the maximum redemption amount of
RNCI - eService	(19,741)	—	34,985	16,548
RNCI - Blueapple	374,616	735,775	—	—
Allocation of eService fair value RNCI adjustment to Blueapple	8,739	—	—	—
Distributions - eService	(2,380)	(3,770)	(3,376)	—
Ending balance	$1,010,093	$689,569	$148,266	$100,530

As a result of the above activity, the RNCI attributable to eService and Blueapple were $124.1 million and $886.0 million as of December 31, 2018, respectively, $148.3 million and zero as of December 31, 2017, respectively and $100.5 million and zero as of December 31, 2016.

(14)Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	December 31, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$106,164	$—	$—	$106,164
Contingent consideration	—	—	8,189	8,189
RNCI - Blueapple	885,986	—	—	885,986
RNCI - eService	—	—	124,107	124,107
Total	$992,150	$—	$132,296	$1,124,446

	December 31, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$110,537	$—	$—	$110,537
Contingent consideration	—	—	3,957	3,957
RNCI - eService	—	—	148,266	148,266
Total	$110,537	$—	$152,223	$262,760

Cash equivalents consist of a money market fund that is valued using a market price in an active market (Level 1). Level 1 instrument valuations are obtained from real‑time quotes for transactions in active exchange markets involving identical assets.

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. To the extent that the valuation of these liabilities are based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for measures categorized in Level 3.

In the determination of the fair value of the RNCI in eService, the Company used an income approach based on internal forecasts of expected future cash flows. Significant unobservable inputs included the Weighted Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 15.5%, based on the markets in which the business operates and growth rate used within the future cash flows, which were between 3.0% and 17.8%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. The lock-up period to which the Class B common stock was subject to expired during the fourth quarter of 2018. As such, the fair value of the related RNCI was transferred from Level 3 to Level 1. The fair value is derived from the closing stock price of the Company’s Class A common stock on the last day of the period.

The carrying amounts of receivables, settlement processing assets and liabilities, due from related parties, due to related parties, settlement lines of credit, long-term debt and deferred cash considerations associated with acquisitions, approximate their fair value given the short-term nature or bearing at market interest rate value approximating carrying value. Visa Series C preferred stock are carried at cost. The estimated fair value of the Visa Series C preferred stock of $25.0 million as of December 31, 2018 is based upon inputs classified as Level 3 of the fair value hierarchy using the fair value of Visa Series C preferred stock as of December 31, 2018 and disclosed conversion factor as of December 31, 2018, inclusive of a discount rate due to the lack of liquidity, which represents a measure of fair value that are unobservable or require management’s judgement.

Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” for further information on the fair value indefinite-lived trademarks.

(15)Employee Benefit Plans

The Company maintains pension plans for employees in various countries where the Company maintains an office. Each plan is subject to allowable contributions and limitations based on local country laws and regulations covering retirement plans. In each location and plan, the Company, at its discretion, may contribute to the plan and, depending on location, the Company matches a percentage of the employee contributions. The Company’s contributions are vested over time, at different rates depending on location. The Company incurred a contribution expense of $1.6 million, $1.3 million, and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(16)Commitments and Contingencies

(a)	Leases

As of December 31, 2018, the Company is obligated under various non-cancelable operating leases, the last of which expires in 2036. Minimum annual lease payments in each of the years subsequent to December 31, 2018 are as follows:

Amount
(In thousands)
Years ending December 31:
2019	$7,944
2020	6,967
2021	5,962
2022	4,851
2023	2,787
2024 and thereafter	13,875
Total	$42,386

Rent expense, inclusive of real estate taxes, utilities, and maintenance incurred under operating leases totaled $15.4 million, $12.6 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

(b)	Litigation

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(17)Segment Information

Information on segments and reconciliations to revenue and net income attributable to the shareholders of EVO, Inc. and members of EVO, LLC are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Segment revenue:
North America	$320,481	$299,034	$241,083
Europe	244,273	205,716	178,138
Revenue	$564,754	$504,750	$419,221

Segment profit:
North America	$85,377	$82,759	$66,066
Europe	61,195	54,842	127,966
Total segment profit	146,572	137,601	194,032
Corporate	(41,431)	(25,732)	(25,720)
Depreciation and amortization	(87,184)	(74,136)	(64,012)
Net interest expense	(57,540)	(61,387)	(39,562)
Provision for income tax expense	(10,444)	(16,588)	(17,033)
Share-based compensation expense	(55,519)	—	—
Net (loss) income attributable to EVO Investco, LLC		$(40,242)	$47,705
Net loss attributable to non-controlling interests of EVO Investco, LLC	90,834
Net loss attributable to EVO Payments, Inc.	$(14,712)

Capital expenditures:
North America	$18,901	$13,893	$9,830
Europe	29,850	28,128	21,878
Consolidated total capital expenditures	$48,751	$42,021	$31,708

For the purpose of discussing segment operations, the Company refers to “segment profit” which is segment revenue less (1) segment expenses plus (2) segment income from unconsolidated investees plus (3) segment other income, net less (4) segment non-controlling interests of EVO, LLC consolidating entities. The expenses related to certain Company-wide governance functions, depreciation and amortization, and EVO, LLC non-controlling interests are not allocated to segments; they are reported in the captions “Corporate” and “Net income attributable to non-controlling interest of EVO Investco, LLC,” respectively.

Information on total assets by segment is as follows:

	December 31,	December 31,
	2018	2017
	(In thousands)
Segment total assets:
North America	$994,952	$1,010,859
Europe	539,435	497,439
Total assets	$1,534,387	$1,508,298

Revenue from external customers is attributed to individual countries based on the location where the relationship is managed. For the year ended December 31, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 36.1%, 24.1%, and 20.1%, respectively. For the year ended December 31, 2017, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, were 37.9%, 21.5%, and 20.4%, respectively. For the year ended December 31, 2016, revenue from external customers in the United States, Poland and Mexico, as a percentage of revenue, 35.0%, 21.7%, and 21.3%, respectively. For the years ended December 31, 2018, 2017 and 2016, there is no one customer that represents more than 10% of revenue in the segments.

(18)Shareholders’ Equity

Structure prior to the Reorganization Transactions

Prior to the completion of the Reorganization Transactions, EVO, LLC had limited liability company interests outstanding in the form of Class A units, Class B units, Class C units, Class D units and Class E units. EVO, LLC also granted unit appreciation rights (“UARs”) to certain of its officers and certain current and former employees. Immediately prior to the completion of the Reorganization Transactions, the limited liability company interests of EVO, LLC were beneficially owned as set forth below. The percentage of economic interest in EVO, LLC set forth below is based on a hypothetical liquidation of EVO, LLC based on the IPO price per share of $16.00 and the underwriting discounts and commission paid in the IPO.

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

Organizational structure following our IPO and Secondary Offering

EVO, Inc. is a holding company and its principal asset is the LLC Interests in EVO, LLC that we hold. As the sole managing member of EVO, LLC, EVO, Inc. operates and controls all of the business and affairs of EVO, LLC and its subsidiaries. Although EVO, Inc. has a minority economic interest in EVO, LLC, the Company has the sole voting interest in, and controls the management of, EVO, LLC. Therefore, EVO, Inc. has consolidated the financial results of EVO, LLC and its subsidiaries.

The Company has four classes of common stock outstanding: Class A Common stock, Class B Common stock, Class C Common stock and Class D Common stock. The voting and economic rights associated with our classes of common stock are summarized in the following table:

Class of Common Stock	Holders	Voting rights*	Economic rights

Class A common stock	Public, MDP, Executive Officers and Current and Former Employees	One vote per share	Yes
Class B common stock	Blueapple	15.9%	No
Class C common stock	Executive Officers	3.5 votes per share, subject to aggregate cap	No
Class D common stock	MDP and Current and Former Employees	One vote per share	No

*Subject to certain ownership requirements, on the third anniversary of the consummation of the IPO the voting rights of our Class B common stock will cease and each share of our Class C common stock will automatically convert into a share of our Class D common stock.

Blueapple has a sale right under the EVO LLC Agreement that provides that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon our receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of NASDAQ) who are disinterested), to cause EVO LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO LLC to redeem the LLC Interests.

Continuing LLC Owners (other than Blueapple) have an exchange right providing that, upon receipt of an exchange notice from such Continuing LLC Owners, the Company will exchange the applicable LLC Interests from such Continuing LLC Owners for newly issued shares of its Class A common stock on a one-for-one basis pursuant to the Exchange Agreement. Upon its receipt of such an exchange notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of NASDAQ)) who are disinterested, to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that such Continuing LLC Owners consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests. In the event that Continuing LLC Owners do not consent to an election by the Company to cause EVO, LLC to redeem the LLC Interests, the Company is required to exchange the applicable LLC Interests for newly issued shares of Class A common stock.

If the Company elects to cause EVO, LLC to redeem LLC Interests in lieu of exchanging LLC Interests for newly issued shares of its Class A common stock, the Company will offer the other Continuing LLC Owners the right to have their respective LLC Interests redeemed in an amount up to such person’s pro rata share of the aggregate LLC Interests to be redeemed. The Company is not required to redeem any LLC Interests from Blueapple or any other Continuing LLC Owners in response to a sale notice from Blueapple if the Company elects to pursue, but is unable to complete, a public offering of shares of its Class A common stock.

Continuing LLC Owners also hold certain registration rights pursuant to a registration rights agreement. MDP holds demand registration rights that require the Company to register shares of Class A common stock held by it, including any Class A common stock received upon its exchange of Class A common stock for its LLC Interests. All Continuing LLC Owners (other than Blueapple) hold customary piggyback registration rights, which includes the right to participate on a pro rata basis in any public offering the Company conducts in response to its receipt of a sale notice from Blueapple. Blueapple also has the right, in connection with any public offering the Company conducts (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that the Company uses its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase a like amount of Blueapple’s LLC Interests.

Use of Proceeds

IPO

Upon consummation of the IPO, the total net proceeds of the offering were $231.5 million, including proceeds resulting from the underwriters’ exercise of their option to purchase additional shares of the Company’s Class A common stock in connection with the IPO. Of the proceeds, $178.2 million was used to repay the Second Lien Term Loan under the Senior Secured Credit Facilities, including principal, interest and prepayment fees and $52.6 million was used to repay a portion of the deferred purchase price under the Sterling acquisition. The remaining $0.6 million of proceeds was used for working capital and general corporate purposes. Other offering costs incurred were approximately $10.3 million.

Secondary Offering

The Company received net proceeds of $165.9 million from the sale of 7,000,000 shares of Class A common stock sold in the Secondary Offering (exclusive of shares sold as part of the underwriter option to purchase additional shares) and used these proceeds to purchase LLC Interests and an equivalent number of shares of Class D common stock (which shares will then be canceled) from MDP (including through the purchase and exercise of a portion of the call option held by MDCP VI-C) pursuant to the Exchange Agreement. The Company received net proceeds of $25.0 million from the sale of 1,053,333 shares of Class A common stock sold to the underwriter upon exercise of their option and used these proceeds to purchase an equivalent number of LLC Interests directly from EVO, LLC at a purchase price per LLC Interest equal to the public offering price per share of Class A common stock less underwriting discounts and commissions paid. EVO, LLC utilized the net proceeds from the Secondary Offering to pay down the First Lien Revolver and to pay the installment payment on the First Lien Term Loan, which was paid on September 27, 2018.

(19)Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the 2018 Plan, which the Company adopted in conjunction with its IPO.  The 2018 Plan became effective on May 22, 2018.  A total of 7,792,162 shares of the Company’s Class A common stock are reserved for issuance under the 2018 Plan.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards:

	Year Ended December 31,
	2018	2017	2016

Share-based compensation expense	$55,519	$—	$—
Income tax benefit	$3,347	$—	$—

For share-based compensation awards, the Company recognized share-based compensation expense of $55.5 million during the year ended December 31, 2018.  The 2018 Plan provides for accelerated vesting under certain conditions.

Class D awards

The Company modified the Class D awards in connection with the IPO whereby all vesting conditions were waived, including performance and service vesting conditions.  On the modification date, the Company recorded share-based compensation expense based on the modification date fair value of $16.00 per share.  As a result, share-based compensation expense of $42.8 million was recognized for the year ended December 31, 2018, which represented the vesting of all 2,672,666 awarded shares. Prior to the consummation of the IPO, no liquidity event was probable and as such no share-based compensation expense had previously been recognized for these awards.  On the modification date there were 15 employees or former employees who held Class D awards.

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (RSAs).  In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share.  As a result, share-based compensation expense of $9.2 million was recognized for the year ended December 31, 2018.  Prior to the consummation of the IPO, no liquidity event was probable and as such no share-based compensation expense had been recognized for these awards.  On the modification date, there were 35 members of management and current and former employees who held UARs.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted average grant date fair value

Balance at December 31, 2017	—	$—
Granted	607	16.00
Vested	(564)	16.00
Forfeited	(1)	16.00
Balance at December 31, 2018	42	$16.00

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $1.4 million for the year ended December 31, 2018.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted average grant date fair value

Balance at December 31, 2017	—	$—
Granted	527	16.29
Vested	—	—
Forfeited	(21)	16.00
Balance at December 31, 2018	506	$16.30

As of December 31, 2018, total unrecognized share-based compensation expense related to outstanding RSUs was $6.9 million.  Each RSU vests in equal annual vesting installments over a period of four years from the grant date and will settle in Class A common stock.  The weighted average period outstanding for unvested RSUs is 3.3 years.

Stock options

The Company recognized share-based compensation expense for the stock options granted of $2.1 million for the year ended December 31, 2018.

A summary of stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted average grant date fair value	Weighted average exercise price	Weighted average remaining contractual term

Balance at December 31, 2017	—	$—	$—
Granted	2,179	7.06	16.93
Exercised	—	—	—
Forfeited	(93)	6.68	16.00
Balance at December 31, 2018	2,086	$6.77	$16.22	9.41

As of December 31, 2018, total unrecognized share-based compensation expense related to unvested stock options was $12.0 million. The weighted average period outstanding for unvested stock options is 3.4 years. Each stock option vests in equal annual installments over a period of four years from grant date, and stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

Year Ended December 31,
2018

Expected life (in years)	7.00
Weighted average risk-free interest rate	3.02
Expected volatility	33.98
Dividend yield	0.00
Weighted average fair value at grant date	$7.06

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has no established historical volatility. It is the Company’s intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero. The Company applied the simplified method in determining the expected life of the stock options as the Company has no historical basis upon which to determine historical exercise periods.  The Company based the assumptions of the expected term of the options as the expected term plus half of the remaining life through expiration.  All stock options exercised will be settled in Class A common stock.

(20)Selected Quarterly Financial Data (Unaudited)

The following tables sets forth certain unaudited quarterly results of operations for 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$128,282	$140,891	$144,758	$150,823
Income (loss) from operations	4,269	(45,973)	9,519	(5,600)
Net loss	(15,025)	(40,667)	(23,878)	(19,280)
Net income (loss) attributable to EVO Payments, Inc.	—	16,713	(27,389)	(4,036)
Earnings per share(1)
Basic	—	0.97	(1.51)	(0.16)
Diluted	—	0.96	(1.51)	(0.16)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$109,620	$123,899	$132,646	$138,585
Income from operations	4,889	12,597	11,020	16,657
Net loss	(13,355)	(7,871)	(10,094)	(1,028)
Net loss attributable to EVO Investco, LLC	(14,606)	(9,474)	(12,259)	(3,903)

(1)

The sum of the quarterly earnings per share amounts may not equal the full year amount reported since per share amounts are computed independently for each quarter and for the full year based upon the respective weighted average common shares outstanding and other dilutive potential common shares for each respective period.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Balance Sheets

(In thousands)

	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$—	$127
Other receivable	—	42
Due from related parties	—	59
Other current assets	—	23
Total current assets	—	251
Deferred tax asset, net	68,941	—
Total assets	$68,941	$251

Liabilities and Shareholders'/Members' Deficit
Accounts payable	$—	$25
Accrued expenses	—	615
Tax receivable agreement obligations, inclusive of related party liability of $40.7 million and zero at December 31, 2018 and 2017, respectively.	47,221	—
Net deficit in investment in a subsidiary	70,328	158,112
Due to related parties	—	11,342
Total liabilities	117,549	170,094

Shareholders'/members' deficit:
Class A Units, Outstanding - 0 and 6,374 units at December 31, 2018 and 2017, respectively.	—	54,453
Class B Units, Outstanding - 0 and 3,506 units at December 31, 2018 and 2017, respectively.	—	—
Class C Units, Outstanding - 0 and 375 units at December 31, 2018 and 2017, respectively.	—	9,463
Class D Units, Outstanding - 0 and 1,104 units at December 31, 2018 and 2017, respectively.	—	—
Class E Units, Outstanding - 0 and 1,012 units at December 31, 2018 and 2017, respectively.	—	71,250
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 and 0 shares, Issued and Outstanding - 26,025,189 and 0 shares at December 31, 2018 and 2017, respectively.	3	—
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 and 0 shares, Issued and Outstanding - 35,913,538 and 0 shares at December 31, 2018 and 2017, respectively.	4	—
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 and 0 shares, Issued and Outstanding - 2,461,055 and 0 shares at December 31, 2018 and 2017, respectively.	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 and 0 shares, Issued and Outstanding - 16,785,552 and 0 shares at December 31, 2018 and 2017, respectively.	1	—
Additional paid-in capital	178,176	—
Accumulated deficit attributable to Class A common stock	(223,799)	(237,330)
Accumulated other comprehensive loss	(2,993)	(67,679)
Total deficit	(48,608)	(169,843)
Total liabilities and deficit	$68,941	$251

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$—	$—	$—
Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	—	2	—
Selling, general and administrative	8,107	1,308	7,842
Total operating expenses	8,107	1,310	7,842
Loss from operations	(8,107)	(1,310)	(7,842)
Other (expense) income:
Interest expense	—	(211)	(4,441)
(Loss) income from investment in a unconsolidated investee	(45,060)	(38,635)	59,882
Other income (expense)	7,095	(36)	—
Total other (expense) income	(37,965)	(38,882)	55,441
(Loss) income before income taxes	(46,072)	(40,192)	47,599
Income tax benefit (expense)	6,709	(50)	106
Net (loss) income	(39,363)	$(40,242)	$47,705
Net loss attributable to EVO Payments, Inc.	$(14,712)

Comprehensive (loss) income:
Net (loss) income	$(39,363)	$(40,242)	$47,705
Unrealized loss on defined benefit pension plan, net of tax(1)	(59)	530	294
Unrealized loss on foreign currency translation adjustment, net of tax(2)	(8,599)	59,255	(52,393)
Other comprehensive (loss) income	(8,658)	59,785	(52,099)
Comprehensive (loss) income	(48,021)	$19,543	$(4,394)
Comprehensive loss attributable to EVO Payments, Inc.	$(17,026)

(1)	Net of tax benefit of less than $0.1 million for 2018.
(2)	Net of tax benefit of $0.7 million for 2018.

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Change in operating assets and liabilities, net	—	(4,369)	2,280
Net cash provided by operating activities	—	(4,369)	2,280
Cash flows from investing activities:
Distribution from equity method subsidiary	—	—	35,000
Investment in unconsolidated investee	(255,672)	—	—
Net cash used in investing activities	(255,672)	—	35,000
Cash flows from financing activities:
Repayments of long-term debt	—	(65,208)	(35,000)
Direct costs incurred in conjunction with the IPO	—	—	—
IPO Proceeds, net of underwriter fees	231,500	—	—
Secondary offering proceeds, net of underwriter fees	24,967	—	—
Tax withholdings related to net share settlement of share-based payments	(795)	—	—
Contributions by members	—	71,250	—
Distribution to members	—	(1,726)	(2,249)
Net cash provided by financing activities	255,672	4,316	(37,249)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	—	(53)	31
Cash and cash equivalents, beginning of year	—	180	149
Cash and cash equivalents, end of year	$—	$127	$180

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(In thousands)

(1)Basis of Presentation

EVO Payments, Inc. (“EVO, Inc.,” “Parent Company” or the “Company”) is a Delaware corporation whose value is driven by its ownership of approximately 32.1% of the membership interests of EVO Investco, LLC (“EVO, LLC”) as of December 31, 2018.  EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing a series of reorganization transactions (the “Reorganization Transactions”), in order to consummate the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”), and to carry on the business of EVO, LLC. The accompanying condensed parent-only financial statements are required in accordance with Rule 5-04 of Regulation S-X. These condensed financial statements have been presented on a standalone basis for EVO Payments, Inc.  The condensed financial statement of EVO, Inc. reflect the historical results of operations and the financial position of EVO, Inc., commencing on May 23, 2018. Prior to May 23, 2018, the condensed financial statements included herein represent the financial statements of EVO, LLC on a standalone basis.

EVO, Inc. is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. In the ordinary course of business EVO, Inc. will incur certain expenses which are paid on behalf of EVO, Inc. by EVO, LLC and recognized as guaranteed payments in other income. Additionally, EVO, Inc. anticipates the settlement of certain future tax liabilities will require future distributions from EVO, LLC. EVO, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to EVO, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. For a discussion on the tax receivable agreements, see Note 3, “Tax Receivable Agreement” in the consolidated financial statements and notes of EVO, Inc. appearing in this Annual Report on Form 10-K. Net loss attributable to EVO Payments, Inc. and comprehensive loss attributable to EVO Payments, Inc. represent the amount of loss and comprehensive attributable to EVO, Inc. exclusive of loss incurred prior to the Reorganization Transactions, which is allocable to EVO, LLC and, therefore, the members of EVO, LLC.  This loss has been excluded as EVO, Inc. was not a member of EVO, LLC prior to the Reorganization Transactions.

For purposes of this condensed financial information, the Parent Company’s investment in its consolidated subsidiary is presented under the equity method of accounting. Under the equity method, investment in its subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received. As of December 31, 2018 and 2017, the Parent Company’s subsidiary was in a net deficit due to the accumulation of net losses to date, therefore it is presented as a liability in the balance sheet.  The Parent Company financial statements should be read in conjunction with the Company's consolidated financial statements appearing in this Annual Report on Form 10-K.

(2)Distributions

There were no distributions made to the Company, from the Company's subsidiary, for the year ended December 31, 2018 and 2017. There was $35.0 million in distributions for the year ended December 31, 2016.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(In thousands)

(3)Long-term debt and credit facilities

As of December 31, 2018 and 2017 the Company’s indebtedness was zero and zero, respectively.  Certain subsidiaries of the Company are subject to debt agreements:

	2018	2017
	(In thousands)
Subsidiary debt:
First lien term loan	$654,775	$566,075
Second lien term loan	—	175,206
First lien revolver	42,266	44,632
Deferred purchase price	—	68,720
Letter of credit	—	1,000
Deferred financing costs	(12,985)	(19,679)
Total subsidiary debt	$684,056	$835,954

Settlement lines of credit	$41,819	$28,563

For further discussion on the nature and terms of these agreements, refer to Note 11 to the Company’s consolidated financial statements.

(4)Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 16 to the Company’s consolidated financial statements.

SCHEDULE II

EVO PAYMENTS, INC.

Valuation & Qualifying Accounts

(In thousands)

	Balance at	Additions:	Deductions:	Balance at
	Beginning of	Charged to Costs	Uncollectible Accounts	End of
Description	Period	and Expenses	Write-Offs (Recoveries)	Period

Allowance for doubtful accounts
Year ended December 31, 2018	$—	$2,169	$1,789	$380
Year ended December 31, 2017	—	—	—	—
Year ended December 31, 2016	—	—	—	—

Deferred income tax asset valuation allowance
Year ended December 31, 2018	$15,934	$5,643	$198	$21,379
Year ended December 31, 2017	11,534	4,401	1	15,934
Year ended December 31, 2016	10,059	2,613	1,138	11,534

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes to Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 25, 2019, the Board of Directors of the Company appointed Anthony Radesca as Senior Vice President and Chief Accounting Officer of the Company, effective April 1, 2019. In this role, Mr. Radesca will serve as the Company’s principal accounting officer. Mr. Radesca, age 49, served as the Senior Vice President and Chief Accounting Officer of CA Technologies from May 2016 until February 2019. Prior to that, he served as Vice President of Accounting of CA Technologies. Mr. Radesca will be eligible to participate in the Company’s long-term and short-term incentive plans and benefit plans available to the Company’s other executive officers.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers is included in Part I, Item 1 of this Form 10-K. The other information with respect to this Item will be set forth in our proxy statement for the 2019 annual meeting of stockholders (the “2019 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 10, the 2019 Proxy Statement is incorporated herein by this reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.evopayments.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 11, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 12, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 13, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 14, the 2019 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

Our consolidated financial statements are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules

Schedules I and II to our consolidated financial statements are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

3. Exhibits

aaw
Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of EVO Payments, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

3.2

Amended and Restated Bylaws of EVO Payments, Inc., effective as of May 25, 2018 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

4.1

Specimen Stock Certificate for Class A Common Stock of EVO Payments, Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.1

Tax Receivable Agreement, dated as of May 25, 2018, by and among EVO Payments, Inc., EVO Investco, LLC and the members of EVO Investco, LLC from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

10.2

LLC Agreement of EVO Investco, LLC, dated as of May 22, 2018, by and among EVO Investco, LLC and its members (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

10.3

Registration Rights Agreement, dated as of May 22, 2018, by and among EVO Payments, Inc., each of the persons listed on Schedules I and II thereto, such other persons that from time to time become parties thereto and Blueapple, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

10.4

Exchange Agreement, dated as of May 22, 2018, by and among EVO Investco, LLC, EVO Payments, Inc., the holders of common units in EVO Investco, LLC and shares of Class C common stock or Class D common stock of EVO Payments, Inc. and the Call Option Holder, as defined therein, from time to time party thereto (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

10.5

Amendment Number One to Exchange Agreement, dated as of November 5, 2018, by and among EVO Investco, LLC, EVO Payments, Inc., the holders of common units in EVO Investco, LLC and shares of Class C common stock or Class D common stock of EVO Payments, Inc. and the Call Option Holder, as defined therein, from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 8, 2018).

10.6

Director Nomination Agreement, effective as of May 25, 2018, by and among EVO Payments, Inc., Madison Dearborn Partners, LLC, Madison Dearborn Partners VI-A&C, L.P., Madison Dearborn Capital Partners VI-C, L.P., Madison Dearborn Partners VI-B, L.P., Madison Dearborn Capital Partners VI-B, L.P., Madison Dearborn Capital Partners VI Executive-B, L.P., MDCP VI-C Cardservices Splitter, L.P., MDCP Cardservices LLC and MDCP VI-C Cardservices Blocker Corp. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

10.7

Credit and Security Agreement, dated as of May 30, 2012, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Administrative Agent and Swingline Lender and Issuing Bank, the lenders from time to time party thereto (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.8

First Amendment to Credit Agreement and Security Agreement, dated as of June 7, 2013, among EVO Payments International, LLC, as borrower, the guarantors identified therein, the lenders identified therein and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.9

Second Amendment to Credit Agreement, dated as of December 24, 2013, among EVO Payments International, LLC, as borrower, the guarantors identified therein, the lenders identified therein and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.10

Third Amendment to Credit Agreement, dated as of May 8, 2014, among EVO Payments International, LLC, as borrower, the guarantors identified therein, the lenders identified therein and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.11

Fourth Amendment to Credit Agreement, dated as of May 7, 2015, among EVO Payments International, LLC, as borrower, the guarantors identified therein, the lenders identified therein and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.12

Fifth Amendment to Credit Agreement and Waiver Agreement, dated as of July 29, 2015, among EVO Payments International, LLC, as borrower, the guarantors identified therein, the lenders identified therein and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.13

Sixth Amendment to Credit Agreement, dated as of August 25, 2015, among EVO Payments International, LLC, as borrower, the guarantors identified therein, the lenders identified therein, SunTrust Bank, as Administrative Agent, and SunTrust Robinson Humphrey, Inc., Fifth Third Bank, BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Regions Capital Markets, as joint lead arrangers (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.14

Seventh Amendment to Credit Agreement, dated as of March 22, 2016, among EVO Payments International, LLC, as borrower, the guarantors identified therein, the lenders identified therein and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.15

First Lien Credit Agreement, dated as of December 22, 2016, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, the lenders from time to time party thereto and Citibank, N.A. and Regions Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.16

Incremental Amendment Agreement, dated as of October 24, 2017, among EVO Payments International, LLC as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Administrative Agent, Swingline Lender, and Issuing Bank, the lenders from time to time party thereto, and Citibank N.A. and Regions Bank as Co-Syndication Agents (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.17

Second Incremental Amendment Agreement, dated as of April 3, 2018, among EVO Payments International, LLC as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Administrative Agent, Swingline Lender, and Issuing Bank, the lenders from time to time party thereto and Citibank, N.A. and Regions Bank as Co-Syndication Agents (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.18

First Repricing Amendment to First Lien Credit Agreement, dated as of December 22, 2017, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, the lenders from time to time party thereto and Citibank, N.A. and Regions Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.19

Second Lien Credit Agreement, dated as of December 22, 2016, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, the lenders from time to time party thereto and Citibank, N.A. and Regions Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.20

First Amendment to First Lien Credit Agreement, dated as of December 22, 2017, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, the lenders from time to time party thereto and Citibank, N.A. and Regions Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).

10.21

Amended and Restated Employment Agreement, dated April 1, 2018, by and between EVO Investco, LLC and James G. Kelly (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed with the Commission on April 25, 2018).#

10.22

Employment Agreement, as amended, dated January 1, 2015, by and between EVO Payments International UK Ltd and Darren Wilson (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed with the Commission on April 25, 2018).#

10.23

Amended and Restated Employment Agreement, dated April 1, 2018, by and between EVO Investco, LLC and Brendan F. Tansill (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed with the Commission on April 25, 2018).#

10.24

Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.25	EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the Commission on May 23, 2018).#

10.26

Form of Restricted Stock Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.27

Form of Time-Based Restricted Stock Unit Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (Cash Settled (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.28

Form of Time-Based Restricted Stock Unit Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (Share Settled) (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.29

Form of Performance-Based Restricted Stock Unit for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.30

Form of Stock Option Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.31

Form of Nonqualified Stock Option Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.32

Form of Restricted Stock Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (with change in control vesting provisions) (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.33

Form of Time-Based Restricted Stock Unit Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (share settled, with change in control vesting provisions) (incorporated by reference to Exhibit 10.32 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.34

Form of Nonqualified Stock Option Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (with change in control vesting provisions) (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.35	EVO Investco, LLC Unit Appreciation Equity Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.36

Assignment and Assumption Agreement of EVO Investco, LLC Unit Appreciation Equity Plan, dated as of May 25, 2018, by and between EVO Investco, LLC and EVO Payments, Inc. (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).#

10.37

Form of Conversion to Restricted Stock Award under EVO Investco, LLC Unit Appreciation Equity Plan (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.38

Chairman and Consulting Agreement, dated as of May 25, 2018, by and between Rafik R. Sidhom and EVO Payments, Inc. (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

10.39

Restatement Agreement to First Lien Credit Agreement, dated as of June 14, 2018, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, SunTrust Bank, as Existing Administrative Agent, Citibank, N.A., as a closing documentation agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 14, 2018).

21.1	List of Subsidiaries of EVO Payments, Inc.

23.1	Consent of Deloitte & Touche LLP as to EVO Payments, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#          Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	March 25, 2019
James G. Kelly	(principal executive officer)

/S/ KEVIN M. HODGES	Executive Vice President, Chief Financial Officer	March 25, 2019
Kevin M. Hodges	(principal financial and accounting officer)

/S/ RAFIK R. SIDHOM	Chairman of the Board and Director	March 25, 2019
Rafik R. Sidhom

/S/ VAHE A DOMBALAGIAN	Director	March 25, 2019
Vahe A. Dombalagian

/S/ MATTHEW W. RAINO	Director	March 25, 2019
Matthew W. Raino

/S/ DAVID W. LEEDS	Director	March 25, 2019
David W. Leeds

/S/ GREGORY S. POPE	Director	March 25, 2019
Gregory S. Pope

/S/ JOHN GARABEDIAN	Director	March 25, 2019
John Garabedian