Form 10-Q
period 2019-03-31
EVO Payments, Inc.
filed 2019-05-02
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EVOP	NASDAQ

As of April 25, 2019, the number of shares outstanding of the registrant was 32,275,414 shares of the Class A common stock, par value $0.0001 per share, 35,413,538 shares of the Class B Common Stock, par value $0.0001 per share, 2,445,055 shares of the Class C Common Stock, par value $0.0001 per share, and 11,794,116 shares of the Class D Common Stock, par value $0.0001 per share.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our current beliefs, assumptions, estimates and expectations, taking into account the information currently available to us and are not guarantees of future results or performance. None of the forward-looking statements in this quarterly report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (2) the impact of substantial and increasingly intense competition; (3) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (4) the effects of global economic, political and other conditions; (5) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws; (6) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (7) failures in our processing systems, software defects, computer viruses and development delays; (8) degradation of the quality of the products and services we offer, including support services; (9) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (10) continued consolidation in the banking and payment services industries; (11) increased customer, referral partner, or sales partner attrition; (12) the incurrence of chargebacks; (13) failure to maintain or collect reimbursements; (14) fraud by merchants or others; (15) the failure of our third-party vendors to fulfill their obligations; (16) failure to maintain merchant and sales relationships and financial institution alliances; (17) ineffective risk management policies and procedures; (18) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (19) damage to our reputation, or the reputation of our partners; (20) seasonality and volatility; (21) our inability to recruit, retain and develop qualified personnel; (22) geopolitical and other risks associated with our operations outside of the United States; (23) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (24) increases in card network fees; (25) failure to comply with card networks requirements; (26) a requirement to purchase our eService subsidiary in Poland; (27) changes in foreign currency exchange rates; (28) future impairment charges; (29) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (30) changes to, or the potential phasing out of, LIBOR; (31) restrictions imposed by our credit facilities and outstanding indebtedness; (32) participation in accelerated funding programs; (33) failure to enforce and protect our intellectual property rights; (34) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy and financial institutions; (35) impact of new or revised tax regulations; (36) legal proceedings; (37) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Note 18,  “Shareholders’ Equity,” in the notes to the accompanying unaudited condensed consolidated financial statements) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (38) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (39) the risk that we could be deemed an investment company under the 1940 Act (as defined in Item 1A “Risk Factors”); (40) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (41) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (42) the effect of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) which allows us to reduce our SEC disclosure and postpone compliance with certain laws and regulations intended to protect investors; (43) certain provision in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to establish and maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under “Risk Factors” contained in Part II of this quarterly report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this quarterly report on Form 10-Q include those of EVO Payments, Inc. (“we,” “us,” “our,” the “Company” or “EVO, Inc.”), which is the registrant, and those of EVO Investco, LLC, a Delaware limited liability company (“EVO, LLC”), which became the principal operating subsidiary of the Company in a series of reorganization transactions completed on May 25, 2018 (the “Reorganization Transactions”) in connection with the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”). For more information regarding these transactions, see Note 18, “Shareholders’ Equity,” to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

EVO, Inc. is the managing member of EVO, LLC and, as of March 31, 2019, was the owner of approximately 32.6% of the outstanding common membership interests of EVO, LLC (“LLC Interests”).

On September 25, 2018, EVO, Inc. completed a secondary offering (the “September 2018 Secondary Offering”) of an aggregate 8,075,558 shares of Class A common stock, which consisted of 7,000,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) from affiliates of Madison Dearborn Partners, LLC, and 22,225 shares of Class A common stock offered and sold by certain individual selling stockholders.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q reflect the historical results of operations and the financial position of the Company, including consolidation of its investment in EVO, LLC, commencing May 23, 2018. Prior to May 23, 2018, the unaudited condensed consolidated financial statements represent the financial statements of EVO, LLC and its subsidiaries (the “Group”). The historical unaudited condensed consolidated financial statements do not reflect the financial position, results of operations or cash flows of the Company or the Group had these companies been stand-alone public companies for the periods presented. Specifically, the historical unaudited condensed consolidated financial statements of the Group prior to May 23, 2018 do not give effect to the following matters:

•	Reorganization Transactions or the IPO;
•	U.S. corporate federal income taxes;
•	Non-controlling interests held by other members of EVO, LLC; and
•	The September 2018 Secondary Offering.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and interest data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$221,083	$350,697
Accounts receivable, net	12,094	13,248
Other receivables	57,650	56,518
Due from related parties	1,308	1,871
Inventory	9,515	8,867
Settlement processing assets	630,744	248,330
Other current assets	12,907	11,817
Total current assets	945,301	691,348
Equipment and improvements, net	98,037	103,046
Goodwill	351,806	353,011
Intangible assets, net	276,543	290,139
Investment in unconsolidated investees	1,896	1,753
Due from related parties	797	915
Deferred tax asset	74,972	72,296
Other assets	20,044	21,879
Total assets	$1,769,396	$1,534,387

Liabilities and Shareholders' Deficit
Current liabilities:
Settlement lines of credit	$50,329	$41,819
Current portion of long-term debt	7,723	7,191
Accounts payable	51,177	48,935
Accrued expenses	108,172	112,281
Settlement processing obligations	680,736	428,328
Due to related parties	3,690	4,824
Total current liabilities	901,827	643,378
Long-term debt, net of current portion	677,687	676,865
Due to related parties	385	385
Deferred tax liability	13,378	13,519
Tax receivable agreement obligations, inclusive of related party liability of $39.4 million and $40.7 million at March 31, 2019 and December 31, 2018, respectively.	48,930	47,221
ISO reserves	2,710	2,684
Other long-term liabilities	2,619	2,924
Total liabilities	1,647,536	1,386,976
Commitments and contingencies
Redeemable non-controlling interests	1,163,203	1,010,093
Shareholders' deficit:
Shareholders' deficit:
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 26,514,112 and 26,025,189 shares at March 31, 2019 and December 31, 2018, respectively	3	3
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 35,913,538 and 35,913,538 shares at March 31, 2019 and December 31, 2018, respectively	4	4
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 2,449,055 and 2,461,055 shares at March 31, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 16,306,954 and 16,785,552 shares at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	139,425	178,176
Accumulated deficit attributable to Class A common stock	(328,657)	(223,799)
Accumulated other comprehensive loss	(4,040)	(2,993)
Total EVO Payments, Inc. shareholders' deficit	(193,264)	(48,608)
Nonredeemable non-controlling interests	(848,079)	(814,074)
Total deficit	(1,041,343)	(862,682)
Total liabilities and deficit	$1,769,396	$1,534,387

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$111,518	$128,282
Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	24,083	44,513
Selling, general and administrative	66,422	59,613
Depreciation and amortization	22,745	19,887
Impairment of intangible assets	6,632	—
Total operating expenses	119,882	124,013
(Loss) income from operations	(8,364)	4,269
Other (expense) income:
Interest income	675	484
Interest expense	(11,652)	(15,310)
Income from investment in unconsolidated investees	216	515
Other income (expense), net	1,094	(555)
Total other expense	(9,667)	(14,866)
Loss before income taxes	(18,031)	(10,597)
Income tax expense	(988)	(4,428)
Net loss	(19,019)	(15,025)
Less: Net income attributable to non-controlling interests in consolidated entities	(582)	(768)
Net loss attributable to EVO Investco, LLC		$(15,793)
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	14,311
Net loss attributable to EVO Payments, Inc.	$(5,290)

Earnings per share
Basic	$(0.20)
Diluted	$(0.20)

Weighted average Class A common stock outstanding
Basic	26,365,552
Diluted	26,365,552

Comprehensive (loss) income:
Net loss	$(19,019)	$(15,025)
Unrealized gain on defined benefit plan, net of tax (1)	3	—
Unrealized (loss) gain on foreign currency translation adjustment, net of tax (2)	(2,479)	18,983
Other comprehensive (loss) income	(2,476)	18,983
Comprehensive (loss) income	(21,495)	3,958
Less: Comprehensive (loss) income attributable to non-controlling interests in consolidated entities	573	(2,111)
Comprehensive income attributable to EVO Investco, LLC		$1,847
Less: Other comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	15,332
Comprehensive loss attributable to EVO Payments, Inc.	$(5,590)

(1)	Net of tax benefit of less than $0.1 million for the three months ended March 31, 2019.
(2)	Net of tax benefit of $0.7 million for the three months ended March 31, 2019

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands)

													Total
												Accumulated	EVO
												other	Payments,	Non-redeemable		Redeemable
	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Accumulated	comprehensive	Inc.	non-controlling	Total	non-controlling
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	deficit	loss	deficit	interests	deficit	interests	Total
Balance, January 1, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	$(237,330)	$(67,679)	$(169,843)	$3,312	$(166,531)	$148,266	$(18,265)

Net income	—	—	—	—	—	—	—	—	—	—	(15,793)	—	(15,793)	157	(15,636)	611	(15,025)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	18,983	18,983	—	18,983	1,344	20,327
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	(20,925)	—	(20,925)	(1,139)	(22,064)		(22,064)
Redeemable non-controlling interests adjustment	—	—	—	—	—	—	—	—	—	—	(1,602)	—	(1,602)	—	(1,602)	1,602	—
Distributions	—	—	—	—	—	—	—	—	—	—	(10)	—	(10)	(1,169)	(1,179)	(2,985)	(4,164)
Balance, March 31, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	$(275,660)	$(48,696)	$(189,190)	$1,161	$(188,029)	$148,838	$(39,191)

See accompanying notes to unaudited condensed consolidated financial statements.

										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	/equity	interests	deficit	interests	Total
Balance, January 1, 2019	26,025	$3	35,914	$4	2,461	$—	16,786	$1	$178,176	$(223,799)	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093	$147,411

Prior period adjustment*	—	—	—	—	—	—	—	—	(20,629)	—	—	(20,629)	20,629	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,290)	—	(5,290)	(4,797)	(10,087)	(8,932)	(19,019)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,047)	(1,047)	404	(643)	(2,580)	(3,223)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)	(5,465)	(5,480)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(646)	—	(646)	(457)	(1,103)	1,103	—
Share-based compensation expense	—	—	—	—	—	—	—	—	1,845	—	—	1,845	—	1,845	—	1,845
Vesting of equity awards	—	—	—	—	—	—	—	—	(129)	—	—	(129)	—	(129)	—	(129)
Deferred taxes in connection with share conversions	(2)	—	—	—	—	—	—	—	121	—	—	121	—	121	—	121
Tax receivable agreement in connection with share conversions	—	—	—	—	—	—	—	—	334	—	—	334	—	334	—	334
Exchange of Class D common stock for Class A common stock	491	—	—	—	(12)	—	(479)	—	(20,293)	—	—	(20,293)	20,293	—	—	—
Blueapple redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(98,922)	—	(98,922)	(70,062)	(168,984)	168,984	—
Balance, March 31, 2019	26,514	$3	35,914	$4	2,449	$—	16,307	$1	$139,425	$(328,657)	$(4,040)	$(193,264)	$(848,079)	$(1,041,343)	$1,163,203	$121,860

See accompanying notes to unaudited condensed consolidated financial statements.

*Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” for discussion on presentation.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,019)	$(15,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,745	19,887
Amortization of deferred financing costs	673	848
Fair value of contingent consideration	1,953	—
Share-based compensation expense	1,845	—
Impairment of intangible assets	6,632	—
Deferred taxes	(544)	1,787
Other	449	342
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,187	4,884
Other receivables	(612)	(6,700)
Inventory	(758)	1,874
Other current assets	(1,143)	(1,449)
Other assets	88	665
Related parties	246	(3,983)
Accounts payable	1,616	(16,897)
Accrued expenses	(5,895)	15,420
Settlement processing funds, net	(129,102)	(2,754)
Other	26	58
Net cash used in operating activities	(119,613)	(1,043)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,030)	—
Purchase of equipment and improvements	(6,503)	(8,590)
Acquisition of intangible assets	(1,660)	(2,902)
Issuance of notes receivable	—	(20)
Collections of notes receivable	1,400	13
Net cash used in investing activities	(9,793)	(11,499)
Cash flows from financing activities:
Proceeds from long-term debt	126,597	260,400
Repayments of long-term debt	(117,713)	(210,636)
Deferred financing costs paid	(2)	(150)
Contingent consideration paid	(331)	(141)
Deferred cash consideration paid	—	(5,000)
Consideration paid for additional shares in a consolidated subsidiary	—	(16,916)
Distribution to non-controlling interests holders	(5,480)	(3,564)
Tax withholdings related to net share settlement of share-based payments	(130)	—
Distribution to members	—	(10)
Net cash provided by financing activities	2,941	23,983
Effect of exchange rate changes on cash and cash equivalents	(3,149)	3,486
Net (decrease) increase in cash and cash equivalents	(129,614)	14,927
Cash and cash equivalents, beginning of period	350,697	205,142
Cash and cash equivalents, end of period	$221,083	$220,069

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)Description of Business and Summary of Significant Accounting Policies

(a)Description of Business

EVO Payments, Inc. (“EVO, Inc.” or the “Company”) is a Delaware corporation whose primary asset is its ownership of approximately 32.6%  of the membership interests of EVO Investco, LLC (“EVO, LLC”) as of March 31, 2019. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing a series of reorganization transactions (the “Reorganization Transactions”), in order to consummate the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”), and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable and secure payment solutions to merchants across North America and Europe and servicing over 550,000 merchants across 50 markets. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout North America and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection and chargeback services. As of March 31, 2019, the Company operated two reportable segments: North America and Europe.

Since 2012, the Company has acquired and established various interests in entities that expanded the Company’s presence in North America and Europe. Most of these acquisitions were financed by an increase in the Company’s bank credit facilities.

(b)Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2019, the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2019 and 2018, the unaudited condensed consolidated statement of changes in equity for the three months ended March 31, 2019, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for accounting purposes including, but not limited to, calculating redeemable non-controlling interests (“RNCI”), calculating income taxes, and determining the fair value of long-lived assets.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Presentation of Consolidated Balance Sheet and Consolidated Statement of Changes in Equity at December 31, 2018:

The previously presented nonredeemable non-controlling interests, which relate to the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company as of December 31, 2018, were retrospectively adjusted to reflect the exchange of certain Class C and D shares to Class A shares.  The Company has deemed the correction to be immaterial as there is no impact to the Company’s results of operations, cash flows from operating, investing, or financing activities, or consolidated shareholders’ deficit.  This immaterial adjustment decreased the previously reported amounts of $178.2 million and ($814.1) million of additional paid-in capital and nonredeemable non-controlling interests, as reported in the consolidated balance sheet and consolidated statement of changes in equity as of December 31, 2018, to $157.5 million and ($793.4) million, respectively.

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

(d)Cash and Cash Equivalents and Merchant Reserves

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less when acquired. Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the day following receipt in satisfaction of the settlement process. Included in cash and cash equivalents are merchant reserve cash balances, which represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements (“Merchant Reserves”). While this cash is not restricted in its use, the Company believes that maintaining the Merchant Reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of March 31, 2019, and December 31, 2018, Merchant Reserves were $102.3 million and $107.8 million, respectively.

(e) Recent Accounting Pronouncements

New accounting pronouncements issued by the FASB or other standards setting bodies that are adopted by the Company are adopted as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption. As the Company is considered an emerging growth company under the JOBS Act, adoption of new accounting standards will be consistent with private company effective dates.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASC 606”), with amendments in 2015, 2016 and 2017.  This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”). The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.

The primary impact to the Company’s unaudited condensed consolidated financial statements as a result of the adoption of ASC 606 is a change in total net revenue attributable to the presentation of network processing fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective basis, the Company has not restated its comparative unaudited condensed consolidated financial statements for these effects. The following table presents the impact of adopting ASC 606 on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	As reported	Adjustment	Presented without adoption of ASC 606
	(In thousands)
Revenue	$111,518	$23,904	$135,422
Operating expenses
Cost of services and products, exclusive of depreciation and amortization	$24,083	$23,904	$47,987

The adoption of ASC 606 did not have a material impact on the Company’s unaudited condensed consolidated balance sheet and statement of cash flows as of and for the three months ended March 31, 2019. The Company has expanded its unaudited condensed consolidated financial statement disclosures as required by this new standard. See Note 2, “Revenue” for additional disclosures provided as a result of the adoption of ASC 606.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, with amendments in 2018 and 2019. This standard aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years; however, the Company has elected the extended transition period as provided for under the JOBS Act. The new standard is therefore effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, provided that the Company maintains its emerging growth company status through December 31, 2019. Early application of this ASU is permitted for all entities. Although the Company is in the process of determiing the impact to the unaudited condensed consolidated financial statements, the Company currently expects that most of the existing operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This update provides clarification and modifies the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The effective date of this update is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

(2)Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration. Payment processing service revenue is based on a percentage of transaction value and on specified amounts per transaction or service, and is measured as the amount of consideration to which the Company expects to be entitled in exchange for providing services. The Company’s core performance obligation is to stand ready to provide continuous access to the Company’s processing services in order to be able to process as many transactions as its customers require on a daily basis over the contract term as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service.

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. The sale of equipment to a customer represents the transfer of a promised good that has  a benefit to the customer in conjunction with the payment processing services provided by the Company and, therefore, is accounted for as a separate performance obligation.

The Company’s contractual agreements outline the pricing related to payment processing services and pricing related to the sale or rental of POS equipment. The Company allocates the variable fees charged for payment processing services to the day in which it has the contractual right to bill under the contract. Revenue from the sale of POS equipment is recognized at a point in time when the POS equipment is shipped and title passes to the customer. Revenue from the rental of electronic POS equipment is recognized monthly as earned. The revenue recognized from the sale and rental of POS equipment totaled $9.7 million and $10.3 million for the three months ended March 31, 2019 and 2018, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Commissions payable to referral and reseller partners are recognized as incurred. The Company does not capitalize costs to obtain contracts with customers or costs incurred to fulfill contracts with customers as such amounts are considered immaterial.

The Company follows the requirements of ASC 606-10, Principal Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in determining payment processing service revenue reporting.

The determination of gross versus net recognition for interchange and card network fees, commissions and card network processing costs and other fees requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party.

The Company does not determine interchange rates; they are set by the card networks. The rights of the Company to earn service fee revenue from the receipt of fees from merchants are generated by a negotiated agreement with ISOs or other third parties. The ISO or third party acts as supplier of products or services by achieving most of the shared risks and rewards as principal in the merchant agreement; the Company passes the ISO’s share of merchant receipts to them as commissions. Card network processing costs are assessed by the card networks for authorization, settlement and card network access services. The Company collects these amounts through the processing cycle and reimburses the card networks. The Company is not responsible for the fulfillment or acceptance of these services.

The Company recognizes its fees charged to customers net of interchange and card network fees, commissions and card network processing costs and other fees assessed to the Company’s merchant customers by other entities. The Company collects these pass-through charges on behalf of the card issuers and payment networks, and does not have the ability to direct the use of or receive the benefits from the services provided by the card issuers or the payment networks.

The table below presents a disaggregation of the Company’s revenue from contracts with customers by division. The Company’s divisions are defined as follows:

•

Direct – Includes referral relationships with financial institutions, many of which are long-term and on an exclusive basis. These financial institutions provide the Company with access to their brands, while the Company maintains a direct relationship with merchants in order to drive sales, price negotiation, underwriting, boarding and support processes. The Direct division also includes direct sales capabilities and relationships.

•

Tech-enabled – Includes partnerships with independent software vendors, integrated software dealers, enterprise resource planning software dealers and eCommerce gateway providers. These partnerships function by way of a technical integration between the Company and the third party in which the third party seamlessly passes information to the Company’s systems in order to streamline the merchant boarding process.

•	Traditional – Represents the Company’s heritage U.S. portfolio composed primarily of ISO relationships.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2019
	North America	Europe	Total
	(In thousands)
Divisions:
Direct	$35,111	$33,084	$68,195
Tech-enabled	26,607	8,469	35,076
Traditional	8,247	—	8,247
	$69,965	$41,553	$111,518

	Three Months Ended March 31, 2018
	North America	Europe	Total
	(In thousands)
Divisions:
Direct	$37,503	$42,697	$80,200
Tech-enabled	25,700	12,209	37,909
Traditional	10,173	—	10,173
	$73,376	$54,906	$128,282

(3)Settlement Processing Assets and Liabilities

In certain markets, the Company is a member of various card networks, allowing it to process and fund transactions without third-party sponsorship. In other markets, the Company has Member Banks for whom the Company facilitates payment transactions. These arrangements allow the Company to route transactions under the Member Banks’ control and identification numbers to clear card transactions through card networks.

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members from performing funds settlement or accessing merchant settlement funds and, instead, require that these funds be in the possession of the Member Banks until the merchant is funded. However, in certain markets and in accordance with the terms of the Company’s Bank Sponsorship Agreements with its Member Banks, funds settlement generally follows a net settlement process.

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount the Member Banks receives from the card networks and the amount funded to the merchants. Settlement processing assets and obligations represent intermediary balances arising in the settlement process.

A summary of these amounts are as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Settlement processing assets:
Receivable from card networks	$527,769	$195,817
Receivable from merchants	102,975	52,513
Totals	$630,744	$248,330

Settlement processing obligations:
Settlement liabilities	$(578,407)	$(320,492)
Merchant reserves	(102,329)	(107,836)
Totals	$(680,736)	$(428,328)

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(4)Earnings Per Share

On May 22, 2018, EVO, LLC’s limited liability company agreement (the “EVO LLC Agreement”) was amended and restated effective as of May 25, 2018, to, among other things, reclassify all of the then existing membership interests of EVO, LLC into a new single class of common membership interests. Additionally, the Company entered into a series of transactions that resulted in the issuance of Class A common stock, Class B common stock, Class C common stock and Class D common stock to the holders of LLC Interests and commenced the IPO, resulting in the public issuance of additional shares of the Company’s Class A common stock. Earnings per share information prior to May 23, 2018 is not presented since the ownership structure of EVO, LLC is not a common unit of ownership of the Company.

The following table sets forth the computation of the Company's basic and diluted net loss per Class A common share (in thousands, except share and per share data):

Three Months Ended March 31,
2019

Numerator:
Net loss attributable to EVO Payments, Inc.	$(5,290)

Denominator:
Weighted average Class A common stock outstanding	26,365,552
Effect of dilutive securities	—
Total dilutive securities	26,365,552

Earnings per share:
Basic	$(0.20)
Diluted	$(0.20)

Antidilutive securities:
Stock options	2,342,168
RSUs	601,050
Convertible Class C common stock	2,449,055
Convertible Class D common stock	16,306,954
RSAs	34,880

Earnings per share information is not separately presented for Class B common stock, Class C common stock and Class D common stock since they have no economic rights to the income or loss of the Company. Class B common stock is not considered when calculating dilutive EPS as this class of common stock may not be exchanged for Class A common stock. Class C common stock and Class D common stock are considered in the calculation of dilutive EPS on an if-converted basis as these classes, together with the related LLC Interests, have exchange rights into Class A common stock that could result in additional Class A common stock being issued. However, the Company is in a net loss position and, as such, Class C common stock and Class D common stock are therefore anti-dilutive. All other potentially dilutive securities are determined based on the treasury stock method. Refer to Note 18, “Shareholders’ Equity,” for further information on the rights of each class of stock.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(5)Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the “TRA”) that requires the Company to make payments to the Continuing LLC Owners, as defined in Note 18, “Shareholders’ Equity,” that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of LLC Interests for Class A common stock, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. The first payment is due between 95 to 125 days after the filing of the Company’s tax return for the year ended December 31, 2018, which due date was extended until October 15, 2019.

As a result of the exchange of LLC Interests and shares of Class C common stock and Class D common stock for shares of Class A common stock sold in connection with the IPO, the September 2018 Secondary Offering and other member exchanges, as of March 31, 2019, the Company’s remaining deferred tax asset and payment liability pursuant to the TRA were approximately $56.6 million and $48.9 million, respectively.  Payments to the Continuing LLC Owners related to the purchases, the exchanges as described in Note 18, “Shareholders’ Equity,” will range from zero to $3.8 million per year over the next 15 years. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset.  The amounts recorded as of March 31, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2019. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from Member exchanges of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in our tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

(6)Acquisitions

The Company determined the pro forma impact of the acquisitions below was not material to the Company’s historical consolidated operating results and is, therefore, not separately presented.

2019 Acquisitions

(a)	Way2Pay Ltd.

In March 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Way2Pay Ltd (“Way2Pay”) for total consideration of €3.0 million ($3.4 million, based on the foreign exchange rate at the time of the acquisition), which includes an upfront payment of €2.7 million and a holdback liability of €0.3 million. Net assets acquired in the Way2Pay acquisition included intangible assets of $3.3 million with useful lives of 5 years.  Way2Pay is presented in the Company’s Europe segment.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

In March 2018, a subsidiary of EVO, Inc. acquired the remaining 38% membership interest in Nationwide Payment Solutions, LLC (“NPS”) for an upfront payment of $16.9 million and contingent consideration of $3.8 million paid on April 1, 2019. This transaction resulted in a reduction to members’ deficit and nonredeemable non-controlling interests of $20.1 million and $0.6 million, respectively. NPS is presented in the Company’s North America segment.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Based upon the purchase price, the Company’s understanding of the Federated business and valuation, the allocation is as follows:

As of the
acquisition date
(in thousands)
Tangible assets acquired	$1,702
Deferred tax liability	(1,357)
Amortizable intangible assets
Trademarks	1,200
Merchant contract portfolios	11,400
Goodwill	33,677
Total net assets acquired	$46,622

Intangible assets of $12.6 million have been allocated to amortizable intangible assets consisting of trademarks and merchant contract portfolios, with estimated useful lives of 5 years and 10 years, respectively. The change in the estimated values of amortizable intangible assets is primarily due to obtaining information related to the merchant portfolio acquired from Federated and therefore, revising certain estimates in determining fair value.

On the date of acquisition, the book value of the investment in Federated US was zero. The Company recorded a gain on the acquisition of the unconsolidated investee of $8.4 million to step-up carrying value of the investment to fair value as of the acquisition date.  The gain on acquisition of unconsolidated investee was recorded on the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018.

Goodwill, totaling $33.7 million, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Federated acquisition is deductible for income tax purposes.

(f)	ClearONE, S.L.

In October 2018, a subsidiary of EVO, Inc. acquired 100% of the outstanding shares of ClearONE for €5.4 million ($6.3 million based on the foreign exchange rate at the time of the acquisition). The total consideration includes a holdback liability of €0.5 million. ClearONE is presented in the Company’s Europe segment. Equipment and intangible assets consist of card processing, merchant contract portfolios, trademarks, internally developed software, and non-competition agreements with useful lives of 3 to 5 years, 5 years, 5 years, 5 years, and 2 to 3 years, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(7)Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	March 31,	December 31,
	Years	2019	2018
		(In thousands)
Card processing	3-5	$131,760	$128,244
Office equipment	3-5	42,584	41,771
Computer software	3	43,602	44,373
Leasehold improvements	various	15,344	16,234
Furniture and fixtures	5-7	6,201	5,673
Totals		239,491	236,295
Less accumulated depreciation		(143,939)	(136,947)
Foreign currency translation adjustment		2,485	3,698
Totals		$98,037	$103,046

Depreciation expense related to equipment and improvements was $10.5 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively.

In the three months ended March 31, 2019, equipment and improvements and accumulated depreciation were each reduced by $4.6 million and $4.5 million, respectively, and in the three months ended March 31, 2018 by $0.4 million and $0.3 million, respectively, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(8)Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Intangible assets with finite lives:
Merchant contract portfolios:
Gross carrying value	$293,069	$293,069
Accumulated amortization	(145,549)	(139,159)
Accumulated impairment losses	(7,089)	(5,658)
Foreign currency translation adjustment	(27,538)	(27,975)
Net	112,893	120,277

Marketing alliance agreements:
Gross carrying value	191,879	191,879
Accumulated amortization	(50,804)	(47,777)
Accumulated impairment losses	(11,920)	(7,585)
Foreign currency translation adjustment	(18,529)	(18,634)
Net	110,626	117,883

Trademarks, finite-lived:
Gross carrying value	28,727	28,657
Accumulated amortization	(11,327)	(10,748)
Foreign currency translation adjustment	(4,491)	(4,446)
Net	12,909	13,463

Internally developed and acquired software:
Gross carrying value	65,975	60,876
Accumulated amortization	(18,082)	(15,794)
Accumulated impairment losses	(10,190)	(9,324)
Foreign currency translation adjustment	(2,466)	(2,260)
Net	35,237	33,498

Non-competition agreements:
Gross carrying value	6,462	6,462
Accumulated amortization	(5,455)	(5,316)
Foreign currency translation adjustment	(1)	—
Net	1,006	1,146
Total finite-lived, net	272,671	286,267

Trademarks, indefinite-lived:
Gross carrying value	18,499	18,499
Accumulated impairment losses	(14,627)	(14,627)
Net	3,872	3,872
Total intangible assets, net	$276,543	$290,139

Amortization expense related to intangible assets was $12.4 million and $10.8 million for the three months ended March 31, 2019 and 2018, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated amortization expense to be recognized during each of the five years subsequent to March 31, 2019:

Amount
(In thousands)
Years ending:
2019 (remainder of the year)	$36,204
2020	43,537
2021	38,667
2022	29,976
2023	24,807
2024 and thereafter	99,480
Total	$272,671

The following represents net intangible assets by segment:

	March 31,	December 31,
	2019	2018
	(In thousands)
Intangible assets, net:
North America
Merchant contract portfolios	$83,281	$88,141
Marketing alliance agreements	75,919	76,590
Trademarks, finite-lived	2,607	2,585
Internally developed software	22,148	20,167
Non-competition agreements	955	1,089
Trademarks, indefinite-lived	3,872	3,872
Total	188,782	192,444

Europe
Merchant contract portfolios	29,612	32,136
Marketing alliance agreements	34,707	41,293
Trademarks, finite-lived	10,302	10,878
Internally developed software	13,089	13,331
Non-competition agreements	51	57
Total	87,761	97,695

Total intangible assets, net	$276,543	$290,139

Goodwill activity for the three months ended March 31, 2019, in total and by reportable segment, was as follows:

	Reportable Segment
	North
	America	Europe	Total
	(In thousands)
Goodwill, gross, as of December 31, 2018	$240,837	$136,465	$377,302
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2018	240,837	112,174	353,011
Business combinations	—	40	40
Foreign currency translation adjustment	855	(2,100)	(1,245)
Goodwill, net as of March 31, 2019	$241,692	$110,114	$351,806

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018, there was no goodwill impairment. In March 2019, the Company’s marketing alliance agreement with Raiffeisen Bank Polska was terminated. As a result of the termination, the Company recorded an impairment of $4.4 million.  Additional impairments of $1.4 million and $0.8 million were recognized during the three months ended March 31, 2019, related to merchant contract portfolios and internally developed and acquired software, respectively.

(9)Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Compensation and related benefits	$17,959	$22,280
Third-party processing and payment network fees	36,186	37,702
Trade accounts payable	47,358	44,581
Taxes payable	12,492	16,292
Commissions payable to third parties and agents	12,960	13,141
Unearned revenue	4,356	4,579
Other	28,038	22,641
	$159,349	$161,216

(10)Related Party Transactions

Related party commission expense incurred with unconsolidated investees of the Company amounted to $4.4 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively. The sale of equipment and services to these subsidiaries amounted to $0.1 million for each of the three months ended March 31, 2019 and 2018, respectively.

Related party balances consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Receivables from sale of POS devices and peripherals	$291	$303
Receivables from related companies	975	1,560
Notes receivable, current	42	8
Due from related parties, current	$1,308	$1,871

Notes receivable, long term	797	915
Due from related parties, long term	$797	$915

Liabilities to related companies	3,690	4,824
Due to related parties, current	$3,690	$4,824

ISO commission reserve	385	385
Due to related parties, long term	$385	$385

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Madison Dearborn Partners, LLC (“MDP”), a member of EVO, LLC and shareholder of EVO, Inc., provides the Company with consulting services related to business development, financing matters, and potential acquisition activities on an as needed basis. In addition, the Company reimburses MDP for certain out of pocket expenses. The Company made payments of less than $0.1 million to MDP for each of the three months ended March 31, 2019 and 2018, respectively, for consulting services and expense reimbursement.

Additionally, the Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. The expense related to these services was less than $0.1 million for each of the three months ended March 31, 2019 and 2018.  During 2018, the Company paid Blueapple $2.4 million in satisfaction of the obligation to pay any further commissions associated with processing revenue to Blueapple and all such future revenue will be retained by the Company.

Prior to the Company’s acquisition of the remaining 67% membership interests of Federated US and 100% of the outstanding shares of Federated Canada in September 2018, the Company’s chairman owned one-third of the shares of Federated Canada and an entity wholly owned by relatives of the Company’s chairman owned one-third of the membership interests of Federated US. As a result of the ownership interests, the Company’s chairman and relatives received $15.5 million of the September 2018 Federated acquisition purchase price. In addition, prior to the acquisition, the Company provided card-based processing services and risk assessment services to Federated US in the ordinary course of business for a nominal fee. For the three months ended March 31, 2018, the Company received $0.1 million in revenues in connection with providing services to Federated US. In addition, prior to the acquisition, Federated Canada provided certain marketing services to the Company’s business in Canada. For the three months ended March 31, 2018, the Company paid $1.9 million in fees to Federated Canada for these services.

The Company leases office space located at 515 Broadhollow Road in Melville, New York for $0.1 million per month from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman.

Receivables from related companies include amounts receivable from members of EVO, LLC and shareholders of the Company of $0.7 million and receivables from minority held affiliates of zero as of March 31, 2019 and December 31, 2018. Liabilities held by related companies include payables to a minority held affiliate of $2.0 million and $3.0 million as of March 31, 2019 and December 31, 2018, respectively. In connection with the vesting of certain RSAs, the Company issued loans to certain employees for the purposes of paying withholding taxes. As of March 31, 2019 and December 31, 2018 the amount receivable from certain employees in connection with such loans  was $0.8 million and $0.9 million, respectively.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

The Company, through one wholly owned subsidiary and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s chairman pursuant to which the relative of the Company’s chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s chairman. For each of the three months ended March 31, 2019 and 2018,  the Company paid commissions of $0.1 million related to this activity.

NFP is the Company’s benefit broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For the three months ended March 31, 2019 and 2018, the Company paid $0.1 million and less than $0.1 million, respectively, in commissions and other expenses to NFP.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(11)Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the three months ended March 31, 2019, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2018 results. Therefore, the Company recorded a tax expense for the three months ended March 31, 2019 based on its actual effective tax rate for the three months ended March 31, 2019.

The Company’s effective tax rate (“ETR”) was (5.5)% and (41.8)% for the three months ended March 31, 2019 and 2018, respectively. The Company did not incur US taxes prior to the IPO and foreign earnings were higher for the period ended March 31, 2018, which resulted in greater tax expense compared to March 31, 2019. The effective tax rate for the three months ended March 31, 2019 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners and not to the Company itself. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

The Company’s deferred tax asset increased from December 31, 2018 to March 31, 2019 primarily due to the increase in the tax basis of the assets of EVO, LLC as a result of exchanges of LLC Interests for Class A common stock of the Continuing LLC Owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred over the preceding twelve month period ended March 31, 2019 in certain jurisdictions. Such objective evidence limits the ability to consider other subjective evidence such as our projections of future growth. On the basis of this assessment, valuation allowances were established in prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. Based on our assessment, no material changes to our valuation allowances were recorded during the three months ended March 31, 2019.

(12)Long-Term Debt and Lines of Credit

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (our “Senior Secured Credit Facilities”). On May 25, 2018, the Company repaid all outstanding amounts under the second lien credit facility using a portion of the proceeds from the IPO.  As of March 31, 2019,

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

our Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023.

As of March 31, 2019 and December 31, 2018 the Company’s long-term debt consists of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
First lien term loan	$653,124	$654,775
First lien revolver	44,601	42,266
Less debt issuance costs	(12,315)	(12,985)
Total long-term debt	685,410	684,056
Less current portion of long-term debt	(7,723)	(7,191)
Total long-term debt, net of current portion	$677,687	$676,865

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature,  have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies.

At March 31, 2019 and December 31, 2018 the Company had $50.3 million and $41.8 million outstanding under these lines of credit, respectively, with additional capacity of $48.3 million and $57.9 million as of March 31, 2019 and December 31, 2018, respectively, to fund its settlement obligations. The weighted-average interest rate on these borrowings was 5.45% and 4.52% at March 31, 2019 and December 31, 2018, respectively.

Principal payment requirements on the above obligations in each of the years remaining subsequent to March 31, 2019 are as follows:

Amounts
(In thousands)
Years ending December 31:
2019 (remainder of the year)	$6,074
2020	6,593
2021	6,593
2022	6,593
2023	671,872
2024 and thereafter	—
$697,725

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of March 31, 2019 and 2018, the Company was in compliance with all its financial covenants.

Refer to Note 11, "Long-Term Debt and Lines of Credit" to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for discussion regarding the Company’s long-term debt and line of credit facilities.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(13)Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash financing activities are as follows for the three months ended March 31, 2019 and 2018:

	2019	2018
	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$10,230	$13,589
Income taxes paid	4,965	2,102

Supplemental disclosure of noncash financing activities:
Contingent consideration payable	337	4,747
Exchange of Class D common stock for Class A common stock	$20,293	$—

(14)Redeemable Non-controlling Interests

The Company owns 66% of eService, the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski, beginning on January 1, 2018, has the option to compel the Company to purchase 14% of the shares of eService held by PKO Bank Polski, at a price per share based on their fair value. Commencing on January 1, 2020, PKO Bank Polski may exercise an option to sell all of its remaining shares of eService to the Company. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The change in fair value at each measurement date is recorded with a corresponding adjustment to accumulated deficit.

As of March 31, 2019, EVO, Inc. owns 32.6% of the outstanding LLC Interests of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“Nasdaq”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The change in fair value at each measurement date is recorded with a corresponding adjustment to accumulated deficit and nonredeemable non-controlling interest.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table details the components of RNCI for the three months ended March 31, 2019 and for the year ended December 31, 2018:

		Post-IPO	Pre-IPO
	March 31,	December 31,	May 23,
	2019	2018	2018
		(In thousands)
Beginning balance	$1,010,093	$689,569	$148,266
Net income attributable to RNCI - eService	450	4,914	1,291
Net loss attributable to RNCI - Blueapple	(9,382)	(39,129)	—
Gain (loss) on OCI - eService	(1,155)	(2,368)	(2,104)
Gain (loss) on OCI - Blueapple	(1,425)	(3,935)	—
Gain (loss) on defined benefit plan revaluation - Blueapple	—	(192)	—
Legacy accumulated deficit allocation	—	—	(150,485)
Legacy AOCI allocation	—	—	(39,404)
Increase (decrease) in the maximum redemption amount of
RNCI - eService	1,979	(19,741)	—
RNCI - Blueapple	168,984	374,616	735,775
Allocation of eService fair value RNCI adjustment to Blueapple	(876)	8,739	—
Distributions - eService	(5,465)	(2,380)	(3,770)
Ending balance	$1,163,203	$1,010,093	$689,569

As a result of the above activity, the RNCI attributable to eService and Blueapple were $119.9 million and $1,043.3 million as of March 31, 2019, respectively, and $124.1 million and $886.0 million as of December 31, 2018, respectively.

(15)Fair Value

The table below presents information about items which are carried at fair value on a recurring basis:

	March 31, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$102,244	$—	$—	$102,244
Contingent consideration	—	—	10,034	10,034
RNCI - Blueapple	1,043,288	—	—	1,043,288
RNCI - eService	—	—	119,915	119,915
Total	$1,145,532	$—	$129,949	$1,275,481

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

In the determination of the fair value of the RNCI in eService, the Company used an income approach based on internal forecasts of expected future cash flows. Significant unobservable inputs included the Weighted Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 16.0%, based on the markets in which the business operates and growth rate used within the future cash flows, which were between 3.0% and 19.3%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. The fair value of the RNCI in Blueapple is derived from the closing stock price of the Company’s Class A common stock on the last day of the period.

The carrying amounts of receivables, settlement processing assets and liabilities, due from related parties, due to related parties, settlement lines of credit, long-term debt and deferred cash considerations associated with acquisitions, approximate their fair value given the short-term nature or bearing at market interest rate value approximating carrying value. Visa Series C preferred stock are carried at cost. The estimated fair value of the Visa Series C preferred stock of $29.5 million as of March 31, 2019 is based upon inputs classified as Level 3 of the fair value hierarchy using the fair value of Visa Series C preferred stock as of March 31, 2019 and disclosed conversion factor as of March 31, 2019, inclusive of a discount rate due to the lack of liquidity, which represents a measure of fair value that are unobservable or require management’s judgment.

(16)Commitments and Contingencies

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(17)Segment Information

Information on segments and reconciliations to net income (loss) attributable to the shareholders of EVO, Inc. and members of EVO, LLC are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Segment revenue:
North America	$69,965	$73,376
Europe	41,553	54,906
Revenue	$111,518	$128,282

Segment profit:
North America	$14,880	$20,878
Europe	9,693	12,104
Total segment profit	24,573	32,982
Corporate	(7,619)	(9,634)
Depreciation and amortization	(22,745)	(19,887)
Net interest expense	(10,977)	(14,826)
Provision for income tax expense	(988)	(4,428)
Share-based compensation expense	(1,845)	—
Net loss attributable to EVO Investco, LLC		$(15,793)
Net loss attributable to non-controlling interests of EVO Investco, LLC	14,311
Net loss attributable to EVO Payments, Inc.	$(5,290)

Capital expenditures:
North America	$1,866	$4,640
Europe	4,637	3,950
Consolidated total capital expenditures	$6,503	$8,590

For the purpose of discussing segment operations, the Company refers to “segment profit” which is segment revenue less (1) segment expenses plus (2) segment income from unconsolidated investees plus (3) segment other income, net less (4) segment non-controlling interests of EVO, LLC consolidating entities. The expenses related to certain Company-wide governance functions, depreciation and amortization, share-based compensation expense, and EVO, LLC non-controlling interests are not allocated to segments; they are reported in the captions “Corporate” and “Net income attributable to non-controlling interest of EVO Investco, LLC,” respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Information on total assets by segment is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Segment total assets:
North America	$1,226,580	$994,952
Europe	542,816	539,435
Total assets	$1,769,396	$1,534,387

Revenue from external customers is attributed to individual countries based on the location where the relationship is managed. For the three months ended March 31, 2019, revenue from external customers in the United States, Mexico and Poland, as a percentage of total revenue, were 41.4%,  19.3%, and 18.6%, respectively. For the three months ended March 31, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of total revenue, were 35.9%,  23.8%, and 20.7%, respectively. For the three months ended March 31, 2019 and 2018, there is no one customer that represents more than 10% of total revenue.

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
•

Current and former management and employees owned an aggregate of 374,559 Class C units and 1,106,528 Class D units, representing a combined 6.9% economic interest in EVO, LLC on a fully-diluted bases. The Class D units were granted pursuant to the EVO, LLC Incentive Equity Plan and contained certain vesting restrictions, including time-based and performance-based conditions. The Class D units also contained a participation threshold used to determine if a particular grant was eligible to participate in distributions, including distributions made in connection with a sale, liquidation event or public offering.

•

Blueapple, MDP and certain members of management and current and former employees owned an aggregated of 1,011,931 Class E units, representing a combined 8.6% economic interest in EVO, LLC on a fully-diluted basis.

•

Management and current and former employees owned 297,121 vested UAR awards. The UAR awards were granted pursuant to the EVO, LLC Unit Appreciation Equity Plan and provided a right to the recipient to receive an amount in cash or other consideration equal to the value of a hypothetical Class D unit in connection with a sale, liquidation event or public offering.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Organizational structure

EVO, Inc. is a holding company and its principal asset is the LLC Interests in EVO, LLC held by the Company. As the sole managing member of EVO, LLC, the Company operates and controls all of the business and affairs of EVO, LLC and its subsidiaries. Although EVO, Inc. has a minority economic interest in EVO, LLC, the Company has the sole voting interest in, and controls the management of, EVO, LLC. Therefore, EVO, Inc. has consolidated the financial results of EVO, LLC and its subsidiaries.

The Company has four classes of common stock outstanding: Class A common stock, Class B common stock, Class C common stock and Class D common stock. The voting and economic rights associated with our classes of common stock are summarized in the following table:

Class of Common Stock	Holders	Voting rights*	Economic rights

Class A common stock	Public, MDP, Executive Officers, and Current and Former Employees	One vote per share	Yes
Class B common stock	Blueapple	15.9%	No
Class C common stock	Executive Officers	3.5 votes per share, subject to aggregate cap	No
Class D common stock	MDP and Current and Former Employees	One vote per share	No

*Subject to certain ownership requirements, on the third anniversary of the consummation of the IPO, the voting rights of our Class B common stock will cease and each share of our Class C common stock will automatically convert into a share of our Class D common stock.

Blueapple has a sale right under the EVO LLC Agreement providing that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon our receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests.

Continuing LLC Owners (other than Blueapple) have an exchange right providing that, upon receipt of an exchange notice from such Continuing LLC Owners, the Company will exchange the applicable LLC Interests from such Continuing LLC Owners for newly issued shares of its Class A common stock on a one-for-one basis pursuant to an exchange agreement (the “Exchange Agreement”). Upon its receipt of such an exchange notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq)) who are disinterested, to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that such Continuing LLC Owners consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests. In the event that Continuing LLC Owners do not consent to an election by the Company to cause EVO, LLC to redeem the LLC Interests, the Company is required to exchange the applicable LLC Interests for newly issued shares of Class A common stock.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Continuing LLC Owners also hold certain registration rights pursuant to a registration rights agreement. MDP holds demand registration rights that require the Company to register shares of Class A common stock held by it, including any Class A common stock received upon its exchange of Class A common stock for its LLC Interests. All Continuing LLC Owners (other than Blueapple) hold customary piggyback registration rights, which includes the right to participate on a pro rata basis in any public offering the Company conducts in response to its receipt of a sale notice from Blueapple. Blueapple also has the right, in connection with any public offering the Company conducts (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that the Company use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase a like amount of Blueapple’s LLC Interests.

(19)Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the 2018 Plan, which the Company adopted in conjunction with its IPO. The 2018 Plan became effective on May 22, 2018. A total of 7,792,162 shares of the Company’s Class A common stock are reserved for issuance under the 2018 Plan. The 2018 Plan provides for accelerated vesting under certain conditions.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards:

	Three Months Ended March 31,
	2019	2018

Share-based compensation expense	$1,845	$—
Income tax benefit	$(139)	$—

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of $0.1 million for the three months ended March 31, 2019. Prior to the consummation of the IPO, no liquidity event was probable and, as such, no share-based compensation expense had been recognized for these awards. On the modification date, there were 35 members of management and current and former employees who held UARs.

A summary of RSA activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted average grant date fair value

Balance at December 31, 2018	42	$16.00
Granted	—	—
Vested	(11)	16.00
Forfeited	—	—
Balance at March 31, 2019	31	$16.00

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock units

The Company recognized share-based compensation expense for unvested restricted stock units (“RSUs”) of $0.7 million for the three months ended March 31, 2019.

A summary of RSU activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted average grant date fair value

Balance at December 31, 2018	506	$16.30
Granted	470	26.01
Vested	—	—
Forfeited	(4)	16.00
Balance at March 31, 2019	972	$21.00

As of March 31, 2019, total unrecognized share-based compensation expense related to outstanding RSUs was $18.3 million. Each RSU vests in equal annual vesting installments over a period of four years from the grant date and will settle in Class A common stock. The weighted average period outstanding for unvested RSUs is 3.4 years.

Stock options

The Company recognized share-based compensation expense for unvested stock options of $1.0 million for the three months ended March 31, 2019.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number of Options	Weighted average grant date fair value	Weighted average exercise price	Weighted average remaining contractual term

Balance at December 31, 2018	2,086	$6.77	$16.22
Granted	1,270	9.43	26.00
Exercised	—	—	—
Forfeited	(18)	6.68	16.00
Balance at March 31, 2019	3,338	$7.78	$19.95	9.46

As of March 31, 2019, total unrecognized share-based compensation expense related to unvested stock options was $22.9 million. The weighted average period outstanding for unvested stock options is 3.5 years. Each stock option vests in equal annual installments over a period of four years from grant date, and stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31,
2019

Expected life (in years)	7.00
Weighted average risk-free interest rate	2.5%
Expected volatility	29.0%
Dividend yield	0.0%
Weighted average fair value at grant date	$9.43

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

(20)Subsequent Events

Subsequent events have been evaluated from the balance sheet date through the date on which the unaudited condensed consolidated financial statements were available to be issued.

On April 8, 2019 the Company completed a secondary offering (the “April 2019 Secondary Offering”) of 5,750,000 shares of its Class A common stock at a price of $26.50 per share. The 5,750,000 shares of Class A common stock sold in the offering included a full exercise of the underwriters’ option to purchase 750,000 additional shares of Class A common stock from the Company (the “Underwriter Option”). This offering consisted of 4,500,000 shares of Class A common stock offered and sold by the Company, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then cancelled) from affiliates of MDP, and 500,000 shares of Class A common stock offered and sold by the Company, with the net proceeds used to purchase an equivalent number of LLC Interests and Class B common stock (which shares were then cancelled) from Blueapple.

The Company received net proceeds of $19.0 million from the sale of 750,000 shares of Class A common stock to the underwriter upon exercise of the Underwriter Option, and used these proceeds to purchase an equivalent number of LLC Interests directly from EVO, LLC at a purchase price per LLC Interest equal to the public offering price per share of Class A common stock less underwriting discounts and commissions paid. EVO, LLC utilized the net proceeds from this offering to pay down the Company’s revolving credit facility under its Senior Secured Credit Facilities.

In connection with this offering the Company recognized an additional deferred tax asset of $36.0 million related to the TRA and a corresponding liability of $30.6 million.

Following the April 2019 Secondary Offering, there were 32,275,414 shares of Class A common stock outstanding, and EVO, Inc. held 39.4% of the LLC Interests.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the accompanying unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q and the Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Form 10-Q.

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

In addition to historical information, the following discussion contains forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements.”

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

Executive overview

•

Revenue for the three months ended March 31, 2019 decreased 13.1% to $111.5 million from $128.3 million for the three months ended March 31, 2018. Excluding the $23.9 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the three months ended March 31, 2019 increased $7.1 million to $135.4 million. This increase was driven by a 7.2% increase in North America segment revenue and partially offset by a 3.4% decrease in Europe segment revenue, which was primarily driven by the unfavorable impacts of foreign currency fluctuations and was partially offset by increases in transaction volume.

•	North America segment profit for the three months ended March 31, 2019 was $14.9 million, 28.7% lower than the three months ended March 31, 2018.
•	Europe segment profit for the three months ended March 31, 2019 was $9.7 million, 19.9% lower than the three months ended March 31, 2018.

Recent acquisitions

See Note 6, “Acquisitions” in the notes to the accompanying unaudited condensed consolidated financial statements for information about recent acquisitions.

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

The business segment measurements provided to and evaluated by the segment leaders are computed in accordance with the principles described below:

•	The accounting policies of the operating segments are the same as those described in the summary of the significant accounting policies.

•

Segment profit, which is the measure used by our chief operating decision maker to evaluate the performance of and to allocate resources to our segments, is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests. Certain corporate-wide governance functions, as well as depreciation and amortization, and share based compensation expense, are not allocated to our segments.

North America

Our North America segment is comprised of the United States, Canada and Mexico. We distribute our products and services through a combination of bank referrals, a direct sales force, specialized integrated solution companies, sales agents and independent sales organizations (“ISOs”).

Europe

Our Europe segment is comprised of Western Europe (Spain, Germany, Ireland, United Kingdom and Malta) and Eastern Europe (Poland and the Czech Republic). We distribute our products and services through a combination of bank referrals, a direct sales force, specialized integrated solution companies and ISOs. We also provide ATM processing services to a financial institution and third-party ATM providers.

Key financial definitions

Revenue consists primarily of fees derived from the monetary value and number of transactions processed for our merchants, as defined through contractual agreements with the merchants. We also receive revenues related to other fees for certain services and products.

We follow guidance provided in Accounting Standards Codification 606,  Revenue from Contracts with Customers (“ASC 606”),  which establishes guidance for whether revenue is recognized based on the gross amount billed to a customer or the net amount retained.

Following the adoption of ASC 606,  revenues are presented net of interchange fees paid to issuers, certain fees and assessments paid to the card networks (e.g., Visa, Mastercard, American Express and Discover), as these costs are controlled by the networks in which we effectively act as a clearing house collecting and remitting fees, and commissions paid to our distribution partners. Revenues earned from processing merchant transactions are recognized at the time merchant transactions are processed. These revenues include a rate charged to the merchant based on the percentage of the value of the transaction processed, a rate per transaction or some combination thereof.

Cost of services and products, exclusive of depreciation and amortization consists primarily of fees paid to card networks, front- and back-end fees paid to third-party network service providers and hardware vendors (such as vendors selling terminals or mobile devices) and payments to third parties for other product offerings. These expenses exclude any depreciation or amortization, which is described below.

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

Net income attributable to non-controlling interests arises from net income from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This represents both the non-controlling interests that are consolidating entities of EVO, Inc., inclusive of income attributable to the Continuing LLC Owners as a result of their proportional ownership of LLC Interests.

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

Foreign currency translation impact on our operations

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues recognized and expenses incurred by our non-U.S. operations. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our unaudited condensed consolidated statements of operations and comprehensive (loss) income in the future. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating results and margins is partially mitigated.

Key performance indicators

Transactions processed refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our North America segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, PIN-debit, electronic benefit transactions and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

For the three months ended March 31, 2019, we processed 0.2 billion transactions in North America and 0.6 billion transactions in Europe. This is an increase of 6.9% in North America and an increase of 20.2% in Europe over the three months ended March 31, 2018.

Comparison of results for the three months ended March 31, 2019 and 2018

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	March 31, 2019	% of revenue	March 31, 2018	% of revenue	$ change	% change
Segment revenue:
North America	$69,965	62.7%	$73,376	57.2%	$(3,411)	(4.6%)
Europe	41,553	37.3%	54,906	42.8%	(13,353)	(24.3%)
Revenue	$111,518	100.0%	$128,282	100.0%	$(16,764)	(13.1%)

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	$24,083	21.6%	$44,513	34.7%	$(20,430)	(45.9%)
Selling, general and administrative	66,422	59.6%	59,613	46.5%	6,809	11.4%
Depreciation and amortization	22,745	20.4%	19,887	15.5%	2,858	14.4%
Impairment of intangible assets	6,632	5.9%	—	0.0%	6,632	100.0%
Total operating expenses	119,882	107.5%	124,013	96.7%	(4,131)	(3.3%)
Income (loss) from operations	$(8,364)	(7.5%)	$4,269	3.3%	$(12,633)	(295.9%)

Segment profit:
North America	$14,880	21.3%	$20,878	28.5%	$(5,998)	(28.7%)
Europe	$9,693	23.3%	$12,104	22.0%	$(2,411)	(19.9%)

Revenue

Revenue was $111.5 million for the three months ended March 31, 2019, a decrease of $16.8 million, or 13.1%, compared to revenue of $128.3 million for the three months ended March 31, 2018. Excluding the $23.9 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the three months ended

March 31, 2019 increased 5.5% to $135.4 million. This increase was driven primarily by the impact of acquisitions, Poland, Mexico and the U.S. Tech-enabled division, partially offset by the impact of changes in foreign exchange rates.

North America segment revenue was $70.0 million for the three months ended March 31, 2019, a decrease of $3.4 million, or 4.6%, compared to the three months ended March 31, 2018. Excluding the $8.7 million impact of the reclassification of network processing fees following the adoption of ASC 606, North America segment revenue for the three months ended March 31, 2019 increased 7.2% to 78.7 million. The increase was driven by organic growth in our Mexico and U.S. Tech-enabled division. North America transactions increased 6.9% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily driven by organic growth in Mexico, revenue from the acquisition of Federated Payment Systems, LLC and Federated Payment Canada Corporation (“Federated”) and our U.S. Tech-enabled division, partially offset by a decline in transactions in the U.S. Direct and Traditional divisions. Changes in foreign currency exchange rates decreased reported revenue by $0.5 million for the three months ended March 31, 2019.

Europe segment revenue was $41.6 million for the three months ended March 31, 2019, a decrease of $13.4 million, or 24.3%, compared to the three months ended March 31, 2018.  Excluding the $15.2 million impact of the reclassification of network processing fees following the adoption of ASC 606, Europe segment revenue for the three months ended March 31, increased 3.5% to $56.8 million.  The increase was  driven by organic growth in Poland and Spain and an overall 20.2% increase in transactions processed in Europe. These increases were partially offset by changes in foreign currency exchange rates decreased reported revenue by $3.8 million for the three months ended March 31, 2019.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization, was $24.1 million for the three months ended March 31, 2019, a decrease $20.4 million, or 45.9%, compared to the three months ended March 31, 2018. Excluding the $23.9 million impact of the reclassification of network processing fees following the adoption of ASC 606, cost of services and products, exclusive of depreciation and amortization for the three months ended March 31, 2019 increased 7.9% to $48.0 million. This increase was due primarily to the increase in transactions processed. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expense

Selling, general and administrative expense was $66.4 million for the three months ended March 31, 2019, an increase of $6.8 million, or 11.4%, compared to the three months ended March 31, 2018. The increase was due primarily to share-based compensation expense incurred in the current period and higher salaries and wages due to increased headcount.

Depreciation and amortization

Depreciation and amortization was $22.7 million for the three months ended March 31, 2019, an increase of $2.9 million, or 14.4%, compared to the three months ended March 31, 2018. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases as well as the amortization of intangible assets acquired during 2018.

Interest expense

Interest expense was $11.7 million for the three months ended March 31, 2019, a decrease of $3.6 million, or 23.5%, compared to $15.3 million for the three months ended March 31, 2018. The decrease was due to reductions in borrowings from the use of IPO proceeds raised in the second quarter of 2018, as well as the September 2018 Secondary Offering.

Income tax expense

Historically, as a limited liability company we were treated as a partnership for U.S. federal income tax purposes, and, as a result, EVO, LLC’s income was not subject to corporate tax in the U.S., but only on income earned in foreign jurisdictions. In the U.S., our members were taxed on their proportionate share of the income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. Our income tax expense was $1.0 million for the three months ended March 31, 2019, compared to an income tax expense of $4.4 million for the three months ended March 31, 2018. The three months ended March 31, 2018 reflect only foreign tax expense. Prior to the IPO, we were a flow-through entity for U.S. tax purposes.  Following the IPO, we are subject to U.S. taxation and recognized a benefit related to the U.S. pre-tax book loss allocable to EVO, Inc. for the period. Additionally, foreign earnings were higher for the period ended March 31, 2018, providing higher foreign income tax expense compared to March 31, 2019, while consolidated net losses were recognized in both periods.

Segment performance

North America segment profit was $14.9 million for the three months ended March 31, 2019 compared to $20.9 million for the three months ended March 31, 2018. The decrease is primarily due to a decline in the U.S. Direct and Traditional divisions, partially offset by organic growth in the U.S. Tech-enabled division. North America segment profit margin was 21.3% for the three months ended March 31, 2019, compared to 28.5% for the three months ended March 31, 2018. Excluding the impact of the $8.7 million reclassification of network processing fees following the adoption of ASC 606, North America segment profit for the three months ended March 31, 2019 was 18.9%. The decrease in North America segment profit was primarily due to higher salaries and wages due to increased headcount, partially offset by lower commission expense due to the Federated acquisition completed in third quarter of 2018.

Europe segment profit was $9.7 million for the three months ended March 31, 2019 compared to $12.1 million for the three months ended March 31, 2018. The decrease is primarily due to an increase in selling, general and administrative expenses in Poland related to restructuring, organic growth and the impact of acquisitions. The Europe segment profit margin was 23.3% for the three months ended March 31, 2019, compared to 22.0% for the three months ended March 31, 2018. Excluding the impact of the $15.2 million reclassification of network processing fees following the adoption of ASC 606, Europe segment profit for the three months ended March 31, 2019 was 17.1%.

Corporate expenses not allocated to segments were $7.6 million for the three months ended March 31, 2019, compared to $9.6 million for the three months ended March 31, 2018.  The decrease in expense is due to a decrease in professional fees incurred in connection with the IPO during the first quarter of 2018.

Liquidity and capital resources

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital and funds required to finance acquisitions. We expect to continue to use capital to innovate and advance our products as new technologies emerge. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our Senior Secured Credit Facilities, as needed. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our Senior Secured Credit Facilities. As of March 31, 2019, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $155.4 million for additional borrowings. To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness, equity or debt issuances, or both.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions which regulate the nature of cash as well as how much and when dividends can be repatriated. As of March 31, 2019, cash and cash equivalents of $221.1 million includes cash in the United States of $98.6 million and $122.5 million in foreign jurisdictions. Of the foreign cash balances, $115.9 million is available for general purposes. The remaining $6.6 million is considered settlement and merchant reserves related cash and is therefore unable to be repatriated but not legally restricted.

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

In connection with our IPO, we entered into an exchange agreement (the “Exchange Agreement”) with certain of the Continuing LLC Owners, under which these Continuing LLC Owners have the right, from time to time, to exchange their LLC Interests and related shares of EVO, Inc. for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our Senior Secured Credit Facilities, equity or debt issuances or a combination thereof.

In addition, in connection with the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Continuing LLC Owners. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing LLC Owners will be significant. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

Under the eService shareholders’ agreement we may be compelled to purchase additional shares at the option of PKO Bank Polski. The execution of this option may adversely affect our liquidity in the future. Refer to Note 14, "Redeemable Non-Controlling Interests," for further discussion on the eService redeemable non-controlling interest.

The following table sets forth summary cash flow information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(119,613)	$(1,043)
Net cash used in investing activities	(9,793)	(11,499)
Net cash provided by financing activities	2,941	23,983
Effect of exchange rate changes on cash and cash equivalents	(3,149)	3,486
Net (decrease) increase in cash and cash equivalents	$(129,614)	$14,927

Operating activities

Net cash used in operating activities was $119.6 million for the three months ended March 31, 2019, an increase of $118.6 million compared to cash used in operating activities of $1.0 million for the three months ended March 31, 2018. This increase was due primarily to the timing of settlement-related assets and liabilities and an increase in the deferred tax assets, primarily related to the TRA, partially offset by changes in working capital and share based compensation expense.

Investing activities

Net cash used in investing activities was $9.8 million for the three months ended March 31, 2019, a decrease of $1.7 million compared to net cash used in investing activities of $11.5 million for the three months ended March 31, 2018. The decrease primarily due to a decrease in POS terminal purchases partially offset by acquisition-related investments during 2019.

We purchased $6.5 million in equipment and improvements during the three months ended March 31, 2019, a decrease of $2.1 million compared to $8.6 million for the three months ended March 31, 2018. The decrease was due primarily to terminals purchased during the fourth quarter of 2018 to support Poland’s cashless program and growth in Mexico terminal placements. Capital expenditures of $4.6 million primarily relate to the purchase of POS terminals that are installed at merchant locations outside of the United States. As is customary in those markets, we provide POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2019, a decrease of $21.1 million, compared to net cash provided by financing activities of $24.0 million for the three months ended March 31, 2018. This decrease was primarily due to lower net proceeds from long-term debt in the first quarter of 2019 as compared to the prior period, partially offset by the satisfaction of the deferred purchase price in the second quarter of 2018 and the 2018 acquisition of Nationwide Payment Solutions, LLC, each of which did not recur in the first quarter of 2019.

Senior Secured Credit Facilities

We are party to a borrowing arrangement, referred to as our Senior Secured Credit Facilities, which includes a first lien senior secured credit facility, comprised of a $200.0 million revolving credit facility maturing in June 2023, and a $665.0 million term loan maturing in December 2023.  In addition, our Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms.

For additional discussion regarding our long-term debt instruments, see Note 12, “Long-Term Debt and Lines of Credit” in the notes to our accompanying unaudited condensed consolidated  financial statements.

Settlement Lines of Credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of March 31, 2019, we had $50.3 million outstanding under these lines of credit with additional capacity of $48.3 million as of March 31, 2019 to fund settlement. The weighted average interest rate on these borrowings was 5.45% at March 31, 2019.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of March 31, 2019, there were no significant changes to the contractual obligations reported at December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-balance sheet arrangements

As of March 31, 2019 and December 31, 2018, the Company did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

Critical accounting policies

The Company’s critical accounting policies have not changed, except as noted below, from those reported as of December 31, 2018 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” and Note 2, “Revenue Recognition” in the notes to the accompanying unaudited condensed consolidated financial statements for information on the Company’s revenue recognition policy and the Company’s adoption of ASC 606, Revenue From Contracts With Customers.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our unaudited condensed consolidated financial statements, if any, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” in the notes to the accompanying unaudited condensed consolidated financial statements.

Inflation

While inflation may impact our revenue and expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

JOBS Act

We qualify as an “emerging growth company” under the JOBS Act, which enables us to postpone complying with certain reporting and other obligations under securities laws. In addition, Section 102 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As of March 31, 2019, we had approximately $697.7 million of variable rate debt, none of which was subject to an interest rate hedge. In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on March 31, 2019, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $7.0 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $7.0 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity during the three months ended March 31, 2019 or year ended December 31, 2018, except as otherwise previously reported and for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

From time to time following the IPO, the Continuing LLC Owners (other than Blueapple) have the right to require the Company to exchange all or a portion of their LLC Interests and related shares of Class C common stock or Class D common stock for newly-issued shares of Class A common stock on a one-for-one basis, with their shares of Class C common stock or Class D common stock, as applicable, being cancelled upon any such exchange. We may, under certain circumstances, elect to redeem the LLC Interests from any exchanging holder under the EVO LLC Agreement in lieu of any such exchange.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

List of Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVO Payments, Inc.

Date: May 2, 2019	By:	/s/ James G. Kelly
	Name:	James G. Kelly
	Title:	Chief Executive Officer

Date: May 2, 2019	By:	/s/ Kevin M. Hodges
	Name:	Kevin M. Hodges
	Title:	Chief Financial Officer