Form 10-Q
period 2019-06-30
EVO Payments, Inc.
filed 2019-08-09
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the number of shares outstanding of the registrant was 32,519,250 shares of the Class A common stock, par value $0.0001 per share, 35,413,538 shares of the Class B Common Stock, par value $0.0001 per share, 2,363,955 shares of the Class C Common Stock, par value $0.0001 per share, and 11,749,992 shares of the Class D Common Stock, par value $0.0001 per share.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our current beliefs, assumptions, estimates and expectations, taking into account the information currently available to us and are not guarantees of future results or performance. None of the forward-looking statements in this quarterly report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (2) the impact of substantial and increasingly intense competition; (3) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (4) the effects of global economic, political and other conditions; (5) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws; (6) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (7) failures in our processing systems, software defects, computer viruses and development delays; (8) degradation of the quality of the products and services we offer, including support services; (9) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (10) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidations, (11) increased customer, referral partner, or sales partner attrition; (12) the incurrence of chargebacks; (13) failure to maintain or collect reimbursements; (14) fraud by merchants or others; (15) the failure of our third-party vendors to fulfill their obligations; (16) failure to maintain merchant and sales relationships and financial institution alliances; (17) ineffective risk management policies and procedures; (18) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (19) damage to our reputation, or the reputation of our partners; (20) seasonality and volatility; (21) our inability to recruit, retain and develop qualified personnel; (22) geopolitical and other risks associated with our operations outside of the United States; (23) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (24) increases in card network fees; (25) failure to comply with card networks requirements; (26) a requirement to purchase our eService subsidiary in Poland; (27) changes in foreign currency exchange rates; (28) future impairment charges; (29) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (30) changes to, or the potential phasing out of, LIBOR; (31) restrictions imposed by our credit facilities and outstanding indebtedness; (32) participation in accelerated funding programs; (33) failure to enforce and protect our intellectual property rights; (34) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy and financial institutions; (35) impact of new or revised tax regulations; (36) legal proceedings; (37) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Note 18,  “Shareholders’ Equity,” in the notes to the accompanying unaudited condensed consolidated financial statements) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (38) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (39) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (40) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (41) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (42) the effect of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) which allows us to reduce our SEC disclosure and postpone compliance with certain laws and regulations intended to protect investors; (43) the impact of no longer qualifying as an “emerging growth company” under the JOBS Act after December 31, 2019; (44) certain provision in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (45) our ability to establish and maintain effective internal control over financial reporting and disclosure controls and procedures; (46) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (47) the other risks and uncertainties listed under “Risk Factors” contained in Part II of this quarterly report on Form 10-Q.

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

EVO, Inc. is the managing member of EVO, LLC and, as of June 30, 2019, was the owner of approximately 39.6% of the outstanding common membership interests of EVO, LLC (“LLC Interests”).

On September 25, 2018, EVO, Inc. completed a secondary offering (the “September 2018 Secondary Offering”) of an aggregate 8,075,558 shares of Class A common stock, which consisted of 7,000,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) from affiliates of Madison Dearborn Partners, LLC (“MDP”), and 22,225 shares of Class A common stock offered and sold by certain individual selling stockholders.

On April 8, 2019, EVO, Inc. completed a secondary offering (the “April 2019 Secondary Offering”) of an aggregate 5,750,000 shares of its Class A common stock, which consisted of 4,500,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then cancelled) from affiliates of MDP, and 500,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and Class B common stock (which shares were then cancelled) from Blueapple.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q reflect the historical results of operations and the financial position of the Company, including consolidation of its investment in EVO, LLC, commencing May 23, 2018. Prior to May 23, 2018, the unaudited condensed consolidated financial statements represent the financial statements of EVO, LLC and its subsidiaries (the “Group”). The historical unaudited condensed consolidated financial statements do not reflect the financial position, results of operations or cash flows of the Company or the Group had these companies been stand-alone public companies for the periods presented. Specifically, the historical unaudited condensed consolidated financial statements of the Group prior to May 23, 2018 do not give effect to the following matters:

•	Reorganization Transactions or the IPO;
•	U.S. corporate federal income taxes;
•	Non-controlling interests held by other members of EVO, LLC;
•	The September 2018 Secondary Offering; and
•	The April 2019 Secondary Offering.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and interest data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$252,372	$350,697
Accounts receivable, net	12,835	13,248
Other receivables	54,801	56,518
Due from related parties	1,292	1,871
Inventory	8,722	8,867
Settlement processing assets	636,673	248,330
Other current assets	12,087	11,817
Total current assets	978,782	691,348
Equipment and improvements, net	95,479	103,046
Goodwill	354,454	353,011
Intangible assets, net	270,174	290,139
Investment in unconsolidated investees	1,893	1,753
Due from related parties	55	915
Deferred tax asset	125,236	72,296
Other assets	20,847	21,879
Total assets	$1,846,920	$1,534,387

Liabilities and Shareholders' Deficit
Current liabilities:
Settlement lines of credit	$26,120	$41,819
Current portion of long-term debt	5,448	7,191
Accounts payable	46,708	48,935
Accrued expenses	100,534	112,281
Settlement processing obligations	729,779	428,328
Due to related parties	4,928	4,824
Total current liabilities	913,517	643,378
Long-term debt, net of current portion	670,239	676,865
Due to related parties	385	385
Deferred tax liability	15,092	13,519
Tax receivable agreement obligations, inclusive of related party liability of $71.3 million and $40.7 million at June 30, 2019 and December 31, 2018, respectively	81,134	47,221
ISO reserves	2,684	2,684
Other long-term liabilities	2,179	2,924
Total liabilities	1,685,230	1,386,976
Commitments and contingencies
Redeemable non-controlling interests	1,248,448	1,010,093
Shareholders' deficit:
Shareholders' deficit:
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 32,487,522 and 26,025,189 shares at June 30, 2019 and December 31, 2018, respectively	3	3
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 35,413,538 and 35,913,538 shares at June 30, 2019 and December 31, 2018, respectively	4	4
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 2,369,955 and 2,461,055 shares at June 30, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 11,764,992 and 16,785,552 shares at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	—	178,176
Accumulated deficit attributable to Class A common stock	(419,722)	(223,799)
Accumulated other comprehensive loss	(1,153)	(2,993)
Total EVO Payments, Inc. shareholders' deficit	(420,867)	(48,608)
Nonredeemable non-controlling interests	(665,891)	(814,074)
Total deficit	(1,086,758)	(862,682)
Total liabilities and deficit	$1,846,920	$1,534,387

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$122,517	$140,891	$234,035	$269,173
Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	24,752	50,364	48,835	94,878
Selling, general and administrative	66,306	115,567	132,728	175,180
Depreciation and amortization	22,863	20,933	45,608	40,820
Impairment of intangible assets	—	—	6,632	—
Total operating expenses	113,921	186,864	233,803	310,878
Income (loss) from operations	8,596	(45,973)	232	(41,705)
Other (expense) income:
Interest income	735	631	1,410	1,115
Interest expense	(11,269)	(21,560)	(22,921)	(36,870)
Income from investment in unconsolidated investees	53	246	269	761
Other income (expense), net	516	(2,620)	1,610	(3,174)
Total other expense	(9,965)	(23,303)	(19,632)	(38,168)
Loss before income taxes	(1,369)	(69,276)	(19,400)	(79,873)
Income tax benefit	5,196	28,609	4,208	24,181
Net income (loss)	3,827	(40,667)	(15,192)	(55,692)
Less: Net income attributable to non-controlling interests in consolidated entities	(1,996)	(1,233)	(2,578)	(2,001)
Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	(1,368)	58,613	12,943	74,406
Net income (loss) attributable to EVO Payments, Inc.	$463	$16,713	$(4,827)	$16,713

Earnings per share
Basic	$0.01	$0.97	$(0.17)	$0.97
Diluted	$0.01	$0.96	$(0.17)	$0.96

Weighted average Class A common stock outstanding
Basic	31,898,531	17,293,355	29,147,326	17,293,355
Diluted	31,898,531	17,432,722	29,147,326	17,432,722

Comprehensive income (loss):
Net income (loss)	$3,827	$(40,667)	$(15,192)	$(55,692)
Unrealized gain on defined benefit plan, net of tax (1)	11	—	14	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax (2)	5,878	(21,578)	3,399	(7,023)
Other comprehensive income (loss)	5,889	(21,578)	3,413	(7,023)
Comprehensive income (loss)	9,716	(62,245)	(11,779)	(62,715)
Less: Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	(3,277)	4,263	(2,704)	2,152
Other comprehensive income (loss) attributable to non-controlling interests of EVO Investco, LLC	(4,256)	79,630	11,076	77,782
Comprehensive (loss) income attributable to EVO Payments, Inc.	$2,183	$21,648	$(3,407)	$17,219

(1)	Net of tax expense of less than $0.1 million for each of the three and six months ended June 30, 2019.
(2)

Net of tax (expense) benefit of $(1.8) million and $6.6 million for the three months ended June 30, 2019 and 2018, respectively. Net of tax (expense) benefit of $(1.0) million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Class A Common Stock
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Shares	Amounts
Balance, April 1, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	—	$—

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	—	—	—	—
Equity issued in connection with acquisition prior to Reorganization Transactions	(6,374)	(54,453)	(3,506)	—	(375)	(9,463)	(1,107)	—	(1,012)	(71,250)	1,319	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	—	—	—	—	494	—
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—

Effect of Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	1,813	—

Sale of Class A common stock in initial public offering, net	—	—	—	—	—	—	—	—	—	—	15,434	2
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	—	—	—	—	48	—
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—
Class B redeemable non-controlling interests fair value adjustment in conjunction with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	17,295	$2

See accompanying notes to unaudited condensed consolidated financial statements.

											Total
										Accumulated	EVO
							Additional			other	Payments,	Nonredeemable		Redeemable
	Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Retained	Accumulated	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	earnings	deficit	loss	/equity	interests	deficit	interests	Total
Balance, April 1, 2018	—	$—	—	$—	—	$—	$—	$—	$(275,660)	$(48,696)	$(189,190)	$1,161	$(188,029)	$148,838	$(39,191)

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	(8,608)	—	(8,608)	(168)	(8,776)	680	(8,096)
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(25,320)	(25,320)	—	(25,320)	(3,448)	(28,768)
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(157)	(157)	(785)	(942)
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	132,181	34,612	166,793	(166,793)	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	150,485	39,404	189,889	—	189,889	(189,889)	—
Equity issued in connection with acquisition prior to Reorganization Transactions	35,914	4	2,561	—	24,305	2	135,160	—	—	—	—	—	—	—	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	51,339	—	—	—	51,339	—	51,339	—	51,339
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	—	1,602	—	1,602	—	1,602	(1,602)	—
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(735,775)	(735,775)	735,775	—

Effect of Reorganization Transactions	35,914	4	2,561	—	24,305	2	186,499	—	—	—	186,505	(901,732)	(715,227)	689,569	(25,658)

Sale of Class A common stock in initial public offering, net	—	—	—	—	—	—	220,596	—	—	—	220,598	—	220,598	—	220,598
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	771	—	—	—	771	—	771	—	771
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	4,590	—	—	—	4,590	—	4,590	—	4,590
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	389	—	—	—	389	—	389	—	389
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	16,713	—	—	16,713	(21,297)	(4,584)	(27,987)	(32,571)
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	(1,631)	(1,631)	(1,987)	(3,618)	(5,542)	(9,160)
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	2,104	—	—	2,104	3,252	5,356	(5,356)	—
Class B redeemable non-controlling interests fair value adjustment in conjunction with the Reorganization Transactions	—	—	—	—	—	—	—	(73,893)	—	—	(73,893)	(114,209)	(188,102)	188,102	—
Balance, June 30, 2018	35,914	$4	2,561	$—	24,305	$2	$412,845	$(55,076)	$—	$(1,631)	$356,146	$(1,035,973)	$(679,827)	$838,786	$158,959

See accompanying notes to unaudited condensed consolidated financial statements.

	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Class A Common Stock
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Shares	Amounts
Balance, January 1, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	—	$—

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	—	—	—	—
Equity issued in connection with acquisition prior to Reorganization Transactions	(6,374)	(54,453)	(3,506)	—	(375)	(9,463)	(1,107)	—	(1,012)	(71,250)	1,319	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	—	—	—	—	494	—
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—

Effect of Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	1,813	—

Sale of Class A common stock in initial public offering, net	—	—	—	—	—	—	—	—	—	—	15,434	2
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	—	—	—	—	48	—
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—
Class B redeemable non-controlling interests fair value adjustment in conjunction with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	17,295	$2

See accompanying notes to unaudited condensed consolidated financial statements.

											Total
										Accumulated	EVO
							Additional			other	Payments,	Nonredeemable		Redeemable
	Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Retained	Accumulated	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	earnings	deficit	loss	/equity	interests	deficit	interests	Total
Balance, January 1, 2018	—	$—	—	$—	—	$—	$—	$—	$(237,330)	$(67,679)	$(169,843)	$3,312	$(166,531)	$148,266	$(18,265)

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	(24,412)	—	(24,412)	—	(24,412)	1,291	(23,121)
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(6,337)	(6,337)	—	(6,337)	(2,104)	(8,441)
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(1,334)	(1,334)	(3,770)	(5,104)
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	(20,924)	—	(20,924)	(1,141)	(22,065)	—	(22,065)
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	132,181	34,612	166,793	(166,793)	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	150,485	39,404	189,889	—	189,889	(189,889)	—
Equity issued in connection with acquisition prior to Reorganization Transactions	35,914	4	2,561	—	24,305	2	135,160	—	—	—	—	—	—	—	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	51,339	—	—	—	51,339	—	51,339	—	51,339
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(735,775)	(735,775)	735,775	—

Effect of Reorganization Transactions	35,914	4	2,561	—	24,305	2	186,499	—	—	—	186,505	(901,731)	(715,226)	689,569	(25,657)

Sale of Class A common stock in initial public offering, net	—	—	—	—	—	—	220,596	—	—	—	220,598	—	220,598	—	220,598
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	771	—	—	—	771	—	771	—	771
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	4,590	—	—	—	4,590	—	4,590	—	4,590
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	389	—	—	—	389	—	389	—	389
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	16,713	—	—	16,713	(21,297)	(4,584)	(27,987)	(32,571)
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	(1,631)	(1,631)	(1,988)	(3,619)	(5,542)	(9,161)
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	2,104	—	—	2,104	3,252	5,356	(5,356)	—
Class B redeemable non-controlling interests fair value adjustment in conjunction with the Reorganization Transactions	—	—	—	—	—	—	—	(73,893)	—	—	(73,893)	(114,209)	(188,102)	188,102	—
Balance, June 30, 2018	35,914	$4	2,561	$—	24,305	$2	$412,845	$(55,076)	$—	$(1,631)	$356,146	$(1,035,973)	$(679,827)	$838,786	$158,959

See accompanying notes to unaudited condensed consolidated financial statements.

										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	/equity	interests	deficit	interests	Total
Balance, April 1, 2019	26,514	$3	35,914	$4	2,449	$—	16,307	$1	$139,425	$(328,657)	$(4,040)	$(193,264)	$(848,079)	$(1,041,343)	$1,163,203	$121,860

Net income	—	—	—	—	—	—	—	—	—	463	—	463	785	1,248	2,579	3,827
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	2,887	2,887	223	3,110	4,553	7,663
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(216)	(216)	(744)	(960)
Secondary Offering	5,750	—	(500)	—	—	—	(4,500)	—	(171,300)	—	—	(171,300)	203,864	32,564	(13,580)	18,984
Share-based compensation expense	—	—	—	—	—	—	—	—	2,977	—	—	2,977	—	2,977	—	2,977
Vesting of equity awards	75	—	—	—	—	—	—	—	(1,509)	—	—	(1,509)	—	(1,509)	—	(1,509)
Stock options exercised	28	—	—	—	—	—	—	—	291	—	—	291	—	291	—	291
Exchange of Class D common stock for Class A common stock	121	—	—	—	(79)	—	(42)	—	(6,477)	—	—	(6,477)	6,477	—	—	—
Deferred taxes in connection with share exchanges	2	—	—	—	—	—	—	—	1,951	—	—	1,951	—	1,951	—	1,951
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	6,606	—	—	6,606	—	6,606	—	6,606
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(3,647)	—	(3,647)	(1,662)	(5,309)	5,309	—
Blueapple redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(59,845)	—	(59,845)	(27,283)	(87,128)	87,128	—
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	28,036	(28,036)	—	—	—	—	—	—
Balance, June 30, 2019	32,490	$3	35,414	$4	2,370	$—	11,765	$1	$—	$(419,722)	$(1,153)	$(420,867)	$(665,891)	$(1,086,758)	$1,248,448	$161,690

See accompanying notes to unaudited condensed consolidated financial statements.

										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	/equity	interests	deficit	interests	Total
Balance, January 1, 2019	26,025	$3	35,914	$4	2,461	$—	16,786	$1	$178,176	$(223,799)	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093	$147,411

Prior period adjustment*	—	—	—	—	—	—	—	—	(20,629)	—	—	(20,629)	20,629	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,827)	—	(4,827)	(4,012)	(8,839)	(6,353)	(15,192)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	1,840	1,840	627	2,467	1,973	4,440
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(231)	(231)	(6,209)	(6,440)
Secondary Offering	5,750	—	(500)	—	—	—	(4,500)	—	(171,300)	—	—	(171,300)	203,864	32,564	(13,580)	18,984
Share-based compensation expense	—	—	—	—	—	—	—	—	4,822	—	—	4,822	—	4,822	—	4,822
Vesting of equity awards	75	—	—	—	—	—	—	—	(1,638)	—	—	(1,638)	—	(1,638)	—	(1,638)
Stock options exercised	28	—	—	—	—	—	—	—	291	—	—	291	—	291	—	291
Exchange of Class D common stock for Class A common stock	612	—	—	—	(91)	—	(521)	—	(26,770)	—	—	(26,770)	26,770	—	—	—
Deferred taxes in connection with share exchanges	—	—	—	—	—	—	—	—	2,072	—	—	2,072	—	2,072	—	2,072
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	6,940	—	—	6,940	—	6,940	—	6,940
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(4,293)	—	(4,293)	(2,119)	(6,412)	6,412	—
Blueapple redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(158,767)	—	(158,767)	(97,345)	(256,112)	256,112	—
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	28,036	(28,036)	—	—	—	—	—	—
Balance, June 30, 2019	32,490	$3	35,414	$4	2,370	$—	11,765	$1	$—	$(419,722)	$(1,153)	$(420,867)	$(665,891)	$(1,086,758)	$1,248,448	$161,690

See accompanying notes to unaudited condensed consolidated financial statements.

*Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” for discussion on presentation.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,192)	$(55,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	45,608	40,820
Amortization of deferred financing costs	1,343	7,094
Change in fair value of contingent consideration	1,953	—
Loss on extinguishment of debt	—	2,042
Gain on sale of investment	(250)	—
Share-based compensation expense	4,822	52,134
Impairment of intangible assets	6,632	—
Deferred taxes, net	(8,967)	(28,418)
Other	(119)	(191)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	391	9,230
Other receivables	(1,489)	3,913
Inventory	175	2,029
Other current assets	(788)	(454)
Other assets	(446)	665
Related parties, net	1,707	(4,976)
Accounts payable	(1,135)	(12,325)
Accrued expenses	(11,387)	7,864
Settlement processing funds, net	(84,946)	(8,644)
Other	—	(7)
Net cash (used in) provided by operating activities	(62,088)	15,084
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,030)	(13,890)
Purchase of equipment and improvements	(13,303)	(25,970)
Acquisition of intangible assets	(4,452)	(15,420)
Net proceeds from sale of investments	250	—
Issuance of notes receivable	—	(20)
Collections of notes receivable	1,419	31
Collection of deferred cash consideration	4,406	—
Net cash used in investing activities	(14,710)	(55,269)
Cash flows from financing activities:
Proceeds from long-term debt	212,647	532,594
Repayments of long-term debt	(238,382)	(623,732)
Deferred financing costs paid	(2)	(3,395)
Contingent consideration paid	(5,578)	(958)
Deferred cash consideration paid	—	(65,000)
Acquisition of additional non-controlling interest	—	(16,916)
IPO proceeds, net of underwriter fees	—	231,500
Secondary offering proceeds, net of underwriter fees	18,984	—
Tax withholdings related to net share settlement of share-based payments	(1,638)	—
Proceeds from exercise of common stock options	291	—
Distribution to non-controlling interests holders	(6,440)	(5,104)
Net cash (used in) provided by financing activities	(20,118)	48,989
Effect of exchange rate changes on cash and cash equivalents	(1,409)	(6,769)
Net (decrease) increase in cash and cash equivalents	(98,325)	2,035
Cash and cash equivalents, beginning of period	350,697	205,142
Cash and cash equivalents, end of period	$252,372	$207,177

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)Description of Business and Summary of Significant Accounting Policies

(a)Description of Business

EVO Payments, Inc. (“EVO, Inc.” or the “Company”) is a Delaware corporation whose primary asset is its ownership of approximately 39.6%  of the membership interests of EVO Investco, LLC (“EVO, LLC”) as of June 30, 2019. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing a series of reorganization transactions (the “Reorganization Transactions”), in order to consummate the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”), and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable and secure payment solutions to merchants across North America and Europe and servicing over 550,000 merchants across 50 markets. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout North America and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection and chargeback services. As of June 30, 2019, the Company operated two reportable segments: North America and Europe.

Since 2012, the Company has acquired and established various interests in entities that expanded the Company’s presence in North America and Europe. Most of these acquisitions were financed by an increase in the Company’s bank credit facilities.

(b)Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018, the unaudited condensed consolidated statements of changes in equity for the three and six months ended June 30, 2019 and 2018, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of redeemable non-controlling interests (“RNCI”), calculation of income taxes, and determination of the fair value of long-lived assets.

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

(d)Cash and Cash Equivalents and Merchant Reserves

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less when acquired. Cash equivalents consist primarily of overnight money market funds.  Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the day following receipt in satisfaction of the settlement process. Included in cash and cash equivalents are merchant reserve cash balances, which represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements (“Merchant Reserves”). While this cash is not restricted in its use, the Company believes that maintaining the Merchant Reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of June 30, 2019, and December 31, 2018, Merchant Reserves were $98.7 million and $107.8 million, respectively.

(e)Recent Accounting Pronouncements

New accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company are adopted as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption. As the Company is considered an emerging growth company under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), adoption of new accounting standards will be consistent with private company effective dates.  The Company expects to become a large accelerated filer effective December 31, 2019, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASC 606”), with amendments in 2015, 2016 and 2017.  This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”). The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.

The primary impact to the Company’s unaudited condensed consolidated financial statements as a result of the adoption of ASC 606 is a change in total net revenue attributable to the presentation of network processing fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective basis, the Company has not restated its comparative unaudited condensed consolidated financial statements for these effects. The following table presents the impact of adopting ASC 606 on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As reported	Adjustment	Presented without adoption of ASC 606	As reported	Adjustment	Presented without adoption of ASC 606
	(In thousands)			(In thousands)
Revenue	$122,517	$27,470	$149,987	$234,035	$51,374	$285,409
Operating expenses
Cost of services and products, exclusive of depreciation and amortization	$24,752	$27,470	$52,222	$48,835	$51,374	$100,209

The adoption of ASC 606 did not have a material impact on the Company’s unaudited condensed consolidated balance sheets and statements of cash flows as of and for the three and six months ended June 30, 2019. The Company has expanded its unaudited condensed consolidated financial statement disclosures as required by this new standard. See Note 2, “Revenue” for additional disclosures provided as a result of the adoption of ASC 606.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, with amendments in 2018 and 2019. This standard aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years; however, the Company has elected to take advantage of the extended transition period as provided for under the JOBS Act. The new standard is therefore effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, provided that the Company maintains its emerging growth company status through December 31, 2019. Early application of this ASU is permitted for all entities. The Company expects to become a large accelerated filer effective December 31, 2019, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies, and will be required to retroactively present the impact of this standard in its annual report as of and for the year ended December 31, 2019.  Although the Company is in the process of determining the impact to the unaudited condensed consolidated financial statements, the Company currently expects that most of the existing operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

The Company’s contractual agreements outline the pricing related to payment processing services and pricing related to the sale or rental of POS equipment. The Company allocates the variable fees charged for payment processing services to the day in which it has the contractual right to bill under the contract. Revenue from the sale of POS equipment is recognized at a point in time when the POS equipment is shipped and title passes to the customer. Revenue from the rental of electronic POS equipment is recognized monthly as earned. The revenue recognized from the sale and rental of POS equipment totaled $10.5 million and $11.1 million for the three months ended June 30, 2019 and 2018, respectively. The revenue recognized from the sale and rental of POS equipment totaled $20.2 million and $21.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Company does not determine interchange rates; they are set by the card networks. The rights of the Company to earn service fee revenue from the receipt of fees from merchants are generated by a negotiated agreement with independent sales organizations (“ISOs”) or other third parties. The ISO or third party acts as supplier of products or services by achieving most of the shared risks and rewards as principal in the merchant agreement; the Company passes the ISO’s share of merchant receipts to them as commissions. Card network processing costs are assessed by the card networks for authorization, settlement and card network access services. The Company collects these amounts through the processing cycle and reimburses the card networks. The Company is not responsible for the fulfillment or acceptance of these services.

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

•	Traditional – Represents the Company’s heritage U.S. portfolio composed primarily of ISO relationships.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	North America	Europe	Total	North America	Europe	Total
	(In thousands)			(In thousands)
Divisions:
Direct	$40,109	$35,781	$75,890	$75,221	$68,865	$144,086
Tech-enabled	29,391	9,080	38,471	55,998	17,549	73,547
Traditional	8,156	—	8,156	16,402	—	16,402
	$77,656	$44,861	$122,517	$147,621	$86,414	$234,035

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	North America	Europe	Total	North America	Europe	Total
	(In thousands)			(In thousands)
Divisions:
Direct	$39,290	$47,651	$86,941	$76,792	$90,348	$167,140
Tech-enabled	30,202	13,415	43,617	55,902	25,625	81,527
Traditional	10,333	—	10,333	20,506	—	20,506
	$79,825	$61,066	$140,891	$153,200	$115,973	$269,173

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

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount the Member Banks receive from the card networks and the amount funded to the merchants. Settlement processing assets and obligations represent intermediary balances arising in the settlement process.

A summary of these amounts are as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Settlement processing assets:
Receivable from card networks	$534,871	$195,817
Receivable from merchants	101,802	52,513
Totals	$636,673	$248,330

Settlement processing obligations:
Settlement liabilities	$(631,128)	$(320,492)
Merchant reserves	(98,651)	(107,836)
Totals	$(729,779)	$(428,328)

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

The following table sets forth the computation of the Company's basic and diluted net income (loss) per Class A common share (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,	May 23 - June 30
	2019		2018

Numerator:
Net income (loss) attributable to EVO Payments, Inc.	$463	$(4,827)	$16,713

Denominator:
Weighted average Class A common stock outstanding	31,898,531	29,147,326	17,293,355
Effect of dilutive securities	—	—	139,367
Total dilutive securities	31,898,531	29,147,326	17,432,722

Earnings per share:
Basic	$0.01	$(0.17)	$0.97
Diluted	$0.01	$(0.17)	$0.96

Antidilutive securities:
Stock options	3,346,839	2,847,279	163,144
RSUs	923,813	763,323	-
RSAs	17,748	26,267	-
Convertible Class C common stock	2,414,771	2,435,830	2,560,955
Convertible Class D common stock	12,127,451	14,258,286	24,305,155

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(5)Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the “TRA”) that requires the Company to make payments to the Continuing LLC Owners, as defined in Note 18, “Shareholders’ Equity,” that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of LLC Interests for Class A common stock, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. Due to net losses attributable to the Company in 2018, there were no realized tax savings attributable to the TRA, therefore no payments have been made related to the TRA obligation.

As a result of the exchange of LLC Interests and shares of Class C common stock and Class D common stock for shares of Class A common stock sold in connection with the IPO, the September 2018 Secondary Offering, the April 2019 Secondary Offering and other member exchanges, through June 30, 2019, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $95.5 million and $81.1 million, respectively. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of June 30, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2019. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

(6)Acquisitions

The Company determined the pro forma impact of the acquisitions below was not material to the Company’s historical consolidated operating results and is, therefore, not separately presented.

2019 Acquisitions

(a)	Way2Pay Ltd.

In March 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Way2Pay Ltd (“Way2Pay”) for total consideration of €3.0 million ($3.4 million, based on the foreign exchange rate at the time of the acquisition), which includes an upfront payment of €2.7 million and a holdback liability of €0.3 million. Net assets acquired in the Way2Pay acquisition included intangible assets of $4.0 million with useful lives of 5 years. Way2Pay is presented in the Company’s Europe segment.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Goodwill, totaling $33.7 million, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Federated acquisition is deductible for U.S. income tax purposes.

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

(7)Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	June 30,	December 31,
	Years	2019	2018
		(In thousands)
Card processing	3-5	$134,110	$128,244
Office equipment	3-5	43,148	41,771
Computer software	3	44,950	44,373
Leasehold improvements	various	15,949	16,234
Furniture and fixtures	5-7	6,414	5,673
Totals		244,571	236,295
Less accumulated depreciation		(153,075)	(136,947)
Foreign currency translation adjustment		3,983	3,698
Totals		$95,479	$103,046

Depreciation expense related to equipment and improvements was $11.3 million and $9.5 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense related to equipment and improvements was $21.5 million and $18.5 million for the six months ended June 30, 2019 and 2018, respectively.

In the six months ended June 30, 2019, equipment and improvements and accumulated depreciation were each reduced by $6.3 million and $6.3 million, respectively, and in the six months ended June 30, 2018 by $7.5 million and $7.1 million, respectively, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(8)Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Intangible assets with finite lives:
Merchant contract portfolios:
Gross carrying value	$293,069	$293,069
Accumulated amortization	(151,399)	(139,159)
Accumulated impairment losses	(7,089)	(5,658)
Foreign currency translation adjustment	(26,464)	(27,975)
Net	108,117	120,277

Marketing alliance agreements:
Gross carrying value	191,879	191,879
Accumulated amortization	(53,742)	(47,777)
Accumulated impairment losses	(11,920)	(7,585)
Foreign currency translation adjustment	(17,645)	(18,634)
Net	108,572	117,883

Trademarks, finite-lived:
Gross carrying value	28,657	28,657
Accumulated amortization	(11,940)	(10,748)
Foreign currency translation adjustment	(4,366)	(4,446)
Net	12,351	13,463

Internally developed and acquired software:
Gross carrying value	69,213	60,876
Accumulated amortization	(20,224)	(15,794)
Accumulated impairment losses	(10,190)	(9,324)
Foreign currency translation adjustment	(2,372)	(2,260)
Net	36,427	33,498

Non-competition agreements:
Gross carrying value	6,462	6,462
Accumulated amortization	(5,627)	(5,316)
Net	835	1,146
Total finite-lived, net	266,302	286,267

Trademarks, indefinite-lived:
Gross carrying value	18,499	18,499
Accumulated impairment losses	(14,627)	(14,627)
Net	3,872	3,872
Total intangible assets, net	$270,174	$290,139

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Amortization expense related to intangible assets was $11.6 million and $11.5 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $24.1 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively. No impairment charges were recorded for the three months ended June 30, 2019.  In March 2019, the Company’s marketing alliance agreement with Raiffeisen Bank Polska was terminated. As a result of the termination, the Company recorded an impairment of $4.4 million during the six months ended June 30, 2019.  For the six months ended June 30, 2019 additional impairments of $1.4 million and $0.8 million were recognized, related to merchant contract portfolios and internally developed and acquired software, respectively.  No impairment charges were recorded for the three and six months ended June 30, 2018.

Estimated amortization expense to be recognized during each of the five years subsequent to June 30, 2019:

Amount
(In thousands)
Years ending:
2019 (remainder of the year)	$24,535
2020	44,554
2021	39,653
2022	32,287
2023	25,528
2024 and thereafter	99,745
Total	$266,302

The following represents net intangible assets by segment:

	June 30,	December 31,
	2019	2018
	(In thousands)
Intangible assets, net:
North America
Merchant contract portfolios	$79,720	$88,141
Marketing alliance agreements	74,695	76,590
Trademarks, finite-lived	2,457	2,585
Internally developed software	19,562	20,167
Non-competition agreements	789	1,089
Trademarks, indefinite-lived	3,872	3,872
Total	181,095	192,444

Europe
Merchant contract portfolios	28,397	32,136
Marketing alliance agreements	33,877	41,293
Trademarks, finite-lived	9,894	10,878
Internally developed software	16,865	13,331
Non-competition agreements	46	57
Total	89,079	97,695

Total intangible assets, net	$270,174	$290,139

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill activity for the six months ended June 30, 2019, in total and by reportable segment, was as follows:

	Reportable Segment
	North
	America	Europe	Total
	(In thousands)
Goodwill, gross, as of December 31, 2018	$240,837	$136,465	$377,302
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2018	240,837	112,174	353,011
Business combinations	—	40	40
Foreign currency translation adjustment	1,280	123	1,403
Goodwill, net as of June 30, 2019	$242,117	$112,337	$354,454

For  the six months ended June 30, 2019 and 2018, there was no goodwill impairment.

(9)Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Compensation and related benefits	$14,037	$22,280
Third-party processing and payment network fees	36,362	37,702
Trade payables	42,076	44,581
Taxes payable	14,013	16,292
Commissions payable to third parties and agents	13,964	13,141
Unearned revenue	3,637	4,579
Other	23,153	22,641
Total accounts payable and accrued expenses	$147,242	$161,216

(10)Related Party Transactions

Related party commission expense incurred with unconsolidated investees of the Company amounted to $5.4 million and $9.9 million for the three months ended June 30, 2019 and 2018, respectively. Related party commission expense incurred with unconsolidated investees of the Company amounted to $9.8 million and $18.8 million for the six months ended June 30, 2019 and 2018, respectively. The sale of equipment and services to these unconsolidated investees amounted to $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively. The sale of equipment and services to these unconsolidated investees amounted to $0.2 million for each of the six months ended June 30, 2019 and 2018, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Related party balances consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Receivables from sale of POS devices and peripherals	$73	$303
Receivables from related companies	1,219	1,568
Due from related parties, current	$1,292	$1,871

Notes receivable, long term	55	915
Due from related parties, long term	$55	$915

Liabilities to related companies	4,928	4,824
Due to related parties, current	$4,928	$4,824

ISO commission reserve	385	385
Due to related parties, long term	$385	$385

Madison Dearborn Partners, LLC (“MDP”), a member of EVO, LLC and shareholder of EVO, Inc., provides the Company with consulting services related to business development, financing matters, and potential acquisition activities on an as needed basis. In addition, the Company reimburses MDP for certain out of pocket expenses. The Company made payments to MDP of less than $0.1 million for the three and six months ended June 30, 2019 and 2018, respectively, for consulting services and expense reimbursement.

Additionally, the Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. The expense related to these services was $0.1 million for each of the three and six months ended June 30, 2019 and 2018.  During 2018, the Company paid Blueapple $2.4 million in satisfaction of the obligation to pay any further commissions associated with processing revenue to Blueapple and all such future revenue will be retained by the Company.

Prior to the Company’s acquisition of the remaining 67% membership interests of Federated US and 100% of the outstanding shares of Federated Canada in September 2018, the Company’s chairman owned one-third of the shares of Federated Canada and an entity wholly owned by relatives of the Company’s chairman owned one-third of the membership interests of Federated US. As a result of the ownership interests, the Company’s chairman and relatives received $15.5 million of the September 2018 Federated acquisition purchase price. In addition, prior to the acquisition, the Company provided card-based processing services and risk assessment services to Federated US in the ordinary course of business for a nominal fee. For the three and six months ended June 30, 2018, the Company received $0.1 million and $0.3 million, respectively, in revenues in connection with providing services to Federated US. In addition, prior to the acquisition, Federated Canada provided certain marketing services to the Company’s business in Canada. For the three and six months ended June 30, 2018, the Company paid $2.7 million and $3.9 million, respectively, in fees to Federated Canada for these services.

The Company leases office space located at 515 Broadhollow Road in Melville, New York for $0.1 million per month from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Receivables from related companies include amounts receivable from members of EVO, LLC and shareholders of the Company of  $0.8 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively. Liabilities held by related companies include payables to a minority held affiliate of $2.6 million and $3.0 million as of June 30, 2019 and December 31, 2018, respectively. In connection with the vesting of certain RSAs, the Company issued loans to certain employees for the purposes of paying withholding taxes. As of June 30, 2019 and December 31, 2018,  the amount receivable from certain employees in connection with such loans  was less than $0.1 million and $0.9 million, respectively.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

The Company, through one wholly owned subsidiary and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s chairman pursuant to which the relative of the Company’s chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s chairman. For the three months ended June 30, 2019 and 2018,  the Company paid commissions of $0.1 million and $0.2 million, respectively, related to this activity. For each of the six months ended June 30, 2019 and 2018,  the Company paid commissions of $0.3 million, respectively, related to this activity.

NFP is the Company’s benefit broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP.    For the three and six months ended June 30, 2019 and 2018, the Company paid $0.1 million, respectively, in commissions and other expenses to NFP.

(11)Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the three and six months ended June 30, 2019, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2019 results. Therefore, the Company recorded a tax expense and tax benefit for the three and six months ended June 30, 2019, respectively based on its actual effective tax rate.

The Company’s effective tax rate (“ETR”) was 380.1% and 21.7% for the three and six months ended June 30, 2019, respectively. The Company’s ETR was 41.3% and 30.3% for the three and six months ended June 30, 2018, respectively. The Company recorded a tax benefit in the three and six months ended June 30, 2019 of $(8.2) million as a result of a tax free reorganization to consolidate its foreign operation and reversed a deferred tax liability related to foreign tax withholding on unremitted foreign earnings. The variance in the ETR for the three and six months ended June 30, 2019 primarily relates to the mix of U.S. and non-U.S. earnings and related tax expense. The ETR for the three and six months ended June 30, 2019 and 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, the exclusion of tax benefits related to losses recorded in certain foreign operations, and the recognition of the tax benefit from a tax free reorganization. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

The Company’s deferred tax asset increased from December 31, 2018 to June 30, 2019 primarily due to the increase in the tax basis of the assets of EVO, LLC as a result of exchanges of LLC Interests for Class A common stock of the Continuing LLC Owners.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended June 30, 2019. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. On the basis of this assessment, valuation allowances were established in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. Based on the Company’s assessment, no significant changes to the Company’s valuation allowances were recorded during the three and six months ended June 30, 2019 and 2018.

(12)Long-Term Debt and Lines of Credit

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (the “Senior Secured Credit Facilities”). On May 25, 2018, the Company repaid all outstanding amounts under the second lien credit facility using a portion of the proceeds from the IPO.  As of June 30, 2019,  the Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023.

As of June 30, 2019 and December 31, 2018, the Company’s long-term debt consists of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
First lien term loan	$651,468	$654,775
First lien revolver	35,473	42,266
Less debt issuance costs	(11,254)	(12,985)
Total long-term debt	675,687	684,056
Less current portion of long-term debt	(5,448)	(7,191)
Total long-term debt, net of current portion	$670,239	$676,865

Principal payment requirements on the above obligations in each of the years remaining subsequent to June 30, 2019 are as follows:

Amounts
(In thousands)
Years ending December 31:
2019 (remainder of the year)	$4,090
2020	6,593
2021	6,593
2022	6,593
2023	663,072
2024 and thereafter	—
$686,941

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of June 30, 2019 and 2018, the Company was in compliance with all its financial covenants.

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

At June 30, 2019 and December 31, 2018, the Company had $26.1 million and $41.8 million outstanding under these lines of credit, respectively, with additional capacity of $109.6 million and $57.9 million as of June 30, 2019 and December 31, 2018, respectively, to fund its settlement obligations. The weighted-average interest rate on these borrowings was 4.43% and 4.52% at June 30, 2019 and December 31, 2018, respectively.

Refer to Note 11, "Long-Term Debt and Lines of Credit" to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for discussion regarding the Company’s long-term debt and lines of credit.

(13)Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash financing activities are as follows for the six months ended June 30, 2019 and 2018:

	2019	2018
	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$21,001	$28,710
Income taxes paid	10,081	3,474

Supplemental disclosure of noncash investing and financing activities:
Contingent consideration payable	337	5,900
Contingent consideration settled with the issuance of Class A common stock	—	771
Exchange of Class C and Class D common stock for Class A common stock	17,758	—
Secondary Offering	$171,300	$—

(14)Redeemable Non-controlling Interests

The Company owns 66% of eService, the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski, beginning on January 1, 2018, has the option to compel the Company to purchase 14% of the shares of eService held by PKO Bank Polski, at a price per share based on their fair value. Commencing on January 1, 2020, PKO Bank Polski may exercise an option to sell all of its remaining shares of eService to the Company. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The change in fair value at each measurement date is recorded with a corresponding adjustment to accumulated deficit, nonredeemable non-controlling interests, and redeemable non-controlling interests.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2019, EVO, Inc. owns 39.6% of the outstanding LLC Interests of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“Nasdaq”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The change in fair value at each measurement date is recorded with a corresponding adjustment to accumulated deficit and nonredeemable non-controlling interests.

The following table details the components of RNCI for the six months ended June 30, 2019 and for the year ended December 31, 2018:

		Post-IPO	Pre-IPO
	June 30,	December 31,	May 23,
	2019	2018	2018
		(In thousands)
Beginning balance	$1,010,093	$689,569	$148,266
Net income attributable to RNCI - eService	2,465	4,914	1,291
Net loss attributable to RNCI - Blueapple	(8,818)	(39,129)	—
Gain (loss) on OCI - eService	164	(2,368)	(2,104)
Gain (loss) on OCI - Blueapple	1,799	(3,935)	—
Gain (loss) on defined benefit plan revaluation - Blueapple	10	(192)	—
Legacy accumulated deficit allocation	—	—	(150,485)
Legacy AOCI allocation	—	—	(39,404)
Sales of Blueapple Class B shares	(13,580)	—	—
Increase (decrease) in the maximum redemption amount of RNCI:
eService	11,341	(19,741)	—
Blueapple	256,112	374,616	735,775
Allocation of eService fair value RNCI adjustment to Blueapple	(4,929)	8,739	—
Distributions - eService	(6,209)	(2,380)	(3,770)
Ending balance	$1,248,448	$1,010,093	$689,569

As a result of the above activity, the RNCI attributable to eService and Blueapple were $131.9 million and $1,116.5 million as of June 30, 2019, respectively, and $124.1 million and $886.0 million as of December 31, 2018, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(15)Fair Value

The table below presents information about items which are carried at fair value on a recurring basis:

	June 30, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$11,731	$—	$—	$11,731
Contingent consideration	—	—	(5,044)	(5,044)
Blueapple RNCI	(1,116,589)	—	—	(1,116,589)
eService RNCI	—	—	(131,859)	(131,859)
Total	$(1,104,858)	$—	$(136,903)	$(1,241,761)

	December 31, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$106,164	$—	$—	$106,164
Contingent consideration	—	—	(8,189)	(8,189)
Blueapple RNCI	(885,986)	—	—	(885,986)
eService RNCI	—	—	(124,107)	(124,107)
Total	$(779,822)	$—	$(132,296)	$(912,118)

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

In the determination of the fair value of the RNCI in eService, the Company used an income approach based on internal forecasts of expected future cash flows. Significant unobservable inputs included the Weighted Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 15.5%, based on the markets in which the business operates and growth rate used within the future cash flows, which were between 3.0% and 10.4%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. The fair value of the RNCI in Blueapple is derived from the closing stock price of the Company’s Class A common stock on the last day of the period.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The carrying amounts of receivables, settlement processing assets and liabilities, due from related parties, due to related parties, settlement lines of credit, long-term debt and deferred cash considerations associated with acquisitions, approximate their fair value given the short-term nature or bearing at market interest rate value approximating carrying value.  Estimated fair value of long-term debt is based on quoted bid-ask spreads within the lender syndicate but for which trade data is unobservable (Level 2).    Visa Series C preferred stock are carried at cost and are presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the Visa Series C preferred stock of $32.8 million as of June 30, 2019 is based upon inputs classified as Level 3 of the fair value hierarchy using the fair value of Visa Series C preferred stock as of June 30, 2019 and disclosed conversion factor as of June 30, 2019, inclusive of a discount rate due to the lack of liquidity, which represents a measure of fair value that are unobservable or require management’s judgment.

(16)Commitments and Contingencies

Litigation

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(17)Segment Information

Information on segments and reconciliations to net income (loss) attributable to the shareholders of EVO, Inc. and members of EVO, LLC are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Segment revenue:
North America	$77,656	$79,825	$147,621	$153,200
Europe	44,861	61,066	86,414	115,973
Revenue	$122,517	$140,891	$234,035	$269,173

Segment profit:
North America	$27,650	$21,774	$42,530	$42,652
Europe	13,623	14,568	23,316	26,672
Total segment profit	41,273	36,343	65,846	69,324
Corporate	(8,264)	(13,727)	(15,883)	(23,360)
Depreciation and amortization	(22,863)	(20,933)	(45,608)	(40,820)
Net interest expense	(10,534)	(20,929)	(21,511)	(35,755)
Provision for income tax expense	5,196	28,609	4,208	24,181
Share-based compensation expense	(2,977)	(51,263)	(4,822)	(51,263)
Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	(1,368)	58,613	12,943	74,406
Net income (loss) attributable to EVO Payments, Inc.	$463	$16,713	$(4,827)	$16,713

Capital expenditures:
North America	$5,514	$8,152	$7,380	$12,792
Europe	1,286	9,228	5,923	13,178
Consolidated total capital expenditures	$6,800	$17,380	$13,303	$25,970

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Information on total assets by segment is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Segment total assets:
North America	$1,273,453	$994,952
Europe	573,467	539,435
Total assets	$1,846,920	$1,534,387

Revenue from external customers is attributed to individual countries based on the location where the relationship is managed. For the three months ended June 30, 2019, revenue from external customers in the United States, Mexico and Poland, as a percentage of total revenue, were 41.4%, 19.9%, and 17.1%, respectively. For the three months ended June 30, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of total revenue, were 37.0%,  24.1%, and 19.0%, respectively. For the six months ended June 30, 2019, revenue from external customers in the United States, Mexico and Poland, as a percentage of total revenue, were 41.4%, 19.6%, and 17.8%, respectively. For the six months ended June 30, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of total revenue, were 36.5%,  23.9%, and 19.8%, respectively. For the three and six months ended June 30, 2019 and 2018, there is no one customer that represents more than 10% of total revenue.

(18)Shareholders’ Equity

Organizational structure prior to the Reorganization Transactions

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

Organizational structure subsequent to the Reorganization Transactions

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

The Company has four classes of common stock outstanding: Class A common stock, Class B common stock, Class C common stock and Class D common stock. The voting and economic rights associated with the Company’s classes of common stock are summarized in the following table:

Class of Common Stock	Holders	Voting rights*	Economic rights

Class A common stock	Public, MDP, Executive Officers, and Current and Former Employees	One vote per share	Yes
Class B common stock	Blueapple	15.9%	No
Class C common stock	Executive Officers	3.5 votes per share, subject to aggregate cap	No
Class D common stock	MDP and Current and Former Employees	One vote per share	No

*Subject to certain ownership requirements, on the third anniversary of the consummation of the IPO, the voting rights of the Company’s Class B common stock will cease and each share of the Company’s Class C common stock will automatically convert into a share of the Company’s Class D common stock.

Blueapple has a sale right under the EVO LLC Agreement providing that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon the Company’s receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests.

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

(19)Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), which the Company adopted in conjunction with its IPO. The 2018 Plan became effective on May 22, 2018. A total of 7,792,162 shares of the Company’s Class A common stock are reserved for issuance under the 2018 Plan. The 2018 Plan provides for accelerated vesting under certain conditions.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Share-based compensation expense	$2,977	$52,134	$4,822	$52,134
Income tax benefit	$260	$3,846	$399	$3,846

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of $0.1 million and $8.7 million for the three months ended June 30, 2019 and 2018, respectively. The Company recognized share-based compensation expense related to RSAs of $0.2 million and $8.7 million, respectively, for the six months ended June 30, 2019 and 2018, respectively. Prior to the consummation of the IPO, no liquidity event was probable and, as such, no share-based compensation expense had been recognized for these awards. On the modification date, there were 35 members of management and current and former employees who held UARs.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of RSA activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted average grant date fair value

Balance at December 31, 2018	42	$16.00
Granted	—	—
Vested	(25)	16.00
Forfeited	(2)	16.00
Balance at June 30, 2019	15	$16.00

Restricted stock units

The Company recognized share-based compensation expense for unvested restricted stock units (“RSUs”) of  $1.4 million and $0.2 million, respectively, for the three months ended June 30, 2019 and 2018. The Company recognized share-based compensation expense for unvested RSUs of $2.1 million and $0.2 million, respectively, for the six months ended June 30, 2019 and 2018.

A summary of RSU activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted average grant date fair value

Balance at December 31, 2018	506	$16.30
Granted	501	26.12
Vested	(131)	16.00
Forfeited	(26)	19.82
Balance at June 30, 2019	850	$22.04

As of June 30, 2019, total unrecognized share-based compensation expense related to outstanding RSUs was $17.4 million. Each RSU vests in equal annual vesting installments over a period of four years from the grant date and will settle in Class A common stock. The weighted average period outstanding for unvested RSUs is 3.3 years.

Stock options

The Company recognized share-based compensation expense for unvested stock options of $1.5 million and $0.4 million, respectively, for the three months ended June 30, 2019 and 2018. The Company recognized share-based compensation expense for unvested stock options of $2.5 million and $0.4 million, respectively, for the six months ended June 30, 2019 and 2018.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option activity is as follows (in thousands, except per share data):

	Number of Options	Weighted average grant date fair value	Weighted average exercise price	Weighted average remaining contractual term

Balance at December 31, 2018	2,086	$6.77	$16.22
Granted	1,358	9.45	26.12
Exercised	(29)	6.68	16.00
Forfeited	(99)	7.64	19.06
Balance at June 30, 2019	3,316	$7.84	$20.20	9.23
Exercisable at June 30, 2019	471	$6.68	$16.00	8.90

As of June 30, 2019, total unrecognized share-based compensation expense related to unvested stock options was $21.5 million. The weighted average period outstanding for unvested stock options is 3.2 years. Each stock option vests in equal annual installments over a period of four years from grant date, and stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Six Months Ended June 30,
	2019	2018

Expected life (in years)	7.00	7.00
Weighted average risk-free interest rate	2.56%	3.02%
Expected volatility	32.76%	33.99%
Dividend yield	0.00%	0.00%
Weighted average fair value at grant date	$9.45	$6.68

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has limited historical volatility. It is the Company’s intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero. The Company applied the simplified method in determining the expected life of the stock options as the Company has no historical basis upon which to determine historical exercise periods. The Company based the assumptions of the expected term of the options as the expected term plus half of the remaining life through expiration. All stock options exercised will be settled in Class A common stock.

(20)Subsequent Events

Subsequent events have been evaluated from the balance sheet date through the date on which the unaudited condensed consolidated financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to provide an understanding of our financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the accompanying unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q and the Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Form 10-Q.

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

Executive overview

•

Revenue for the three months ended June 30, 2019, decreased 13.0% to $122.5 million from $140.9 million for the three months ended June 30, 2018. Excluding the $27.5 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the three months ended June 30, 2019 increased  $9.1 million to $150.0 million. This increase was driven by a 4.1% increase in Europe segment revenue and an 8.3%  increase in North America segment revenue, which was primarily driven by increases in transaction volume, partially offset by unfavorable impacts of foreign currency fluctuations.

•

Revenue for the six months ended June 30, 2019, decreased 13.1% to $234.0 million from $269.2 million for the six months ended June 30, 2018. Excluding the $51.4 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the six months ended June 30, 2019 increased $16.2 million to $285.4 million. This increase was driven by a 3.7% increase in Europe segment revenue and a 7.8% increase in North America segment revenue, which was primarily driven by increases in transaction volume, partially offset by unfavorable impacts of foreign currency fluctuations.

•

North America segment profit for the three months ended June 30, 2019 was $27.7 million, 27.0% higher than the three months ended June 30, 2018. For the three months ended June 30, 2019, the increase in North America segment profit is primarily due to organic growth in Mexico, the U.S. Tech-enabled division and the acquisition of Federated Payment Systems, LLC and Federated Payment Canada Corporation (“Federated”). North America segment profit for the six months ended June 30, 2019 was $42.5 million, 0.3% lower than the six months ended June 30, 2018. For the six months ended June 30, 2019, the decrease in North America segment profit was due to a decline in the U.S. Traditional division primarily offset by organic growth in Mexico and the U.S. Tech-enabled division.

•

Europe segment profit for the three months ended June 30, 2019 was $13.6 million, 6.5% lower than the three months ended June 30, 2018.  Europe segment profit for the six months ended June 30, 2019 was $23.3 million, 12.6% lower than the six months ended June 30, 2018. For the three and six months ended June 30, 2019, the decrease in Europe segment profit is primarily due to an increase in selling, general and administrative expenses in Poland related to restructuring, organic growth and the impact of acquisitions.

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

Cost of services and products, exclusive of depreciation and amortization consists primarily of fees paid to card networks, front-end and back-end fees paid to third-party network service providers and hardware vendors (such as vendors selling terminals or mobile devices) and payments to third parties for other product offerings. These expenses exclude any depreciation or amortization, which is described below.

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

Factors impacting our business and results of operations

In general, our revenue is impacted by factors such as global consumer spending trends, foreign exchange rates, the pace of adoption of commerce-enablement and payment solutions, acquisitions and dispositions, types and quantities of products and services provided to enterprises, timing and length of contract renewals, new enterprise wins, retention rates, mix of payment solution types employed by consumers, and changes in card network fees including interchange rates and size of enterprises served. In addition, we may pursue acquisitions from time to time. These acquisitions could result in redundant costs, such as increased interest expense resulting from any indebtedness incurred to finance any acquisitions, or could require us to incur losses as we restructure or reorganize our operations following these acquisitions.

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

For the three months ended June 30, 2019, we processed 0.3 billion transactions in North America and 0.6 billion transactions in Europe. This represents an increase of 11.6% in North America and an increase of 20.1% in Europe over the three months ended June 30, 2018.

For the six months ended June 30, 2019, we processed 0.5 billion transactions in North America and 1.2 billion transactions in Europe. This represents an increase of 8.8% in North America and an increase of 18.7% in Europe over the six months ended June 30, 2018.

Comparison of results for the three months ended June 30, 2019 and 2018

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	$ change	% change
Segment revenue:
North America	$77,656	63.4%	$79,825	56.7%	$(2,169)	(2.7%)
Europe	44,861	36.6%	61,066	43.3%	(16,205)	(26.5%)
Revenue	$122,517	100.0%	$140,891	100.0%	$(18,374)	(13.0%)

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	$24,752	20.2%	$50,364	35.7%	$(25,612)	(50.9%)
Selling, general and administrative	66,306	54.1%	115,567	82.0%	(49,261)	(42.6%)
Depreciation and amortization	22,863	18.7%	20,933	14.9%	1,930	9.2%
Total operating expenses	113,921	93.0%	186,864	132.6%	(72,943)	(39.0%)
Income (loss) from operations	$8,596	7.0%	$(45,973)	(32.6%)	$54,569	(118.7%)

Segment profit: (1)(2)
North America	$27,650	35.6%	$21,774	27.3%	$5,876	27.0%
Europe	$13,623	30.4%	$14,568	23.9%	$(945)	(6.5%)

(1)	Beginning in 2019 segment profit margin is calculated as a percentage of segment revenue, which is reflected in both periods presented in this table.
(2)

Segment profit is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests. Certain corporate-wide governance functions, as well as depreciation and amortization, and share based compensation expense, are not allocated to our segments.

Revenue

Revenue was $122.5 million for the three months ended June 30, 2019, a decrease of $18.4 million, or 13.0%, compared to revenue of $140.9 million for the three months ended June 30, 2018. Excluding the $27.5 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the three months ended June 30, 2019 increased 6.5% to $150.0 million. This increase was driven primarily by the impact of acquisitions, organic growth in Mexico, Poland, Ireland, and the U.S. Tech-enabled division, partially offset by the impact of changes in foreign exchange rates.

North America segment revenue was $77.7 million for the three months ended June 30, 2019, a decrease of $2.2 million, or 2.7%, compared to the three months ended June 30, 2018. Excluding the $8.8 million impact of the reclassification of network processing fees following the adoption of ASC 606, North America segment revenue for the three months ended June 30, 2019 increased 8.3% to $86.5 million. The increase was driven by organic growth in Mexico and the U.S. Tech-enabled division and the acquisition of Federated. North America transactions increased 11.6% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily driven by organic growth in Mexico and the U.S. Tech-enabled division, partially offset by a decline in transactions in the U.S. Traditional division. Changes in foreign currency exchange rates did not have a significant impact on revenue for the three months ended June 30, 2019.

Europe segment revenue was $44.9 million for the three months ended June 30, 2019, a decrease of $16.2 million, or 26.5%, compared to the three months ended June 30, 2018.  Excluding the $18.7 million impact of the reclassification of network processing fees following the adoption of ASC 606, Europe segment revenue for the three months ended June 30, 2019 increased 4.1% to $63.6 million.  The increase was driven by organic growth in Poland, Spain, Ireland and the United Kingdom and an overall 20.1% increase in transactions processed in Europe. These increases were partially offset by changes in foreign currency exchange rates, which decreased reported revenue by $4.1 million for the three months ended June 30, 2019, as well as increased attrition and decreased merchant referrals related to the Banco Popular branch consolidation in Spain.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization, was $24.8 million for the three months ended June 30, 2019, a decrease of $25.6 million, or 50.9%, compared to the three months ended June 30, 2018. Excluding the $27.5 million impact of the reclassification of network processing fees following the adoption of ASC 606, cost of services and products, exclusive of depreciation and amortization for the three months ended June 30, 2019 increased 3.7% to $52.2 million. This increase was due primarily to the increase in transactions processed. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expense

Selling, general and administrative expense was $66.3 million for the three months ended June 30, 2019, a decrease of $49.3 million, or 42.6%, compared to the three months ended June 30, 2018. The decrease was due primarily to share-based compensation expense incurred in the prior period of $51.4 million related to awards which vested upon the IPO, partially offset by higher salaries and wages due to increased headcount.

Depreciation and amortization

Depreciation and amortization was $22.9 million for the three months ended June 30, 2019, an increase of $1.9 million, or 9.2%, compared to the three months ended June 30, 2018. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases as well as the amortization of intangible assets acquired during the second half of 2018.

Interest expense

Interest expense was $11.3 million for the three months ended June 30, 2019, a decrease of $10.3 million, or 47.7%, compared to $21.6 million for the three months ended June 30, 2018. The decrease was due to reductions in outstanding borrowings from the use of IPO proceeds raised in the second quarter of 2018, as well as the September 2018 and April 2019 Secondary Offering, debt extinguishment costs and a prepayment penalty associated with the paydown of the second lien term loan.

Income tax benefit

The Company’s effective tax rate (“ETR”) was 380.1% and 41.3% for the three months ended June 30, 2019 and 2018. The Company recorded a tax benefit in the three months ended June 30, 2019 of $(8.2) million as a result of a tax free reorganization to consolidate its foreign operation and reversed a deferred tax liability related to foreign tax withholding on unremitted foreign earnings. The variance in the ETR for the three months ended June 30, 2019 primarily relates to the mix of U.S. and non-U.S. earnings and related tax expense. The ETR for the three months ended June 30, 2019 and 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, the exclusion of tax benefits related to losses recorded in certain foreign operations, and the recognition of the tax benefit from a tax free reorganization. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Segment performance

North America segment profit was $27.7 million for the three months ended June 30, 2019, compared to $21.8 million for the three months ended June 30, 2018.  The increase is primarily due to organic growth in Mexico, the U.S. Tech-enabled division and the acquisition of Federated, partially offset by a decline in the U.S. Traditional division. North America segment profit margin was 35.6% for the three months ended June 30, 2019, compared to 27.3% for the three months ended June 30, 2018. Excluding the impact of the $8.8 million reclassification of network processing fees following the adoption of ASC 606, North America segment profit margin for the three months ended June 30, 2019 was 42.1%. The increase in North America segment profit was primarily due to organic growth in Mexico and the U.S. Tech-enabled division, the acquisition of Federated, and on-going operating efficiencies.

Europe segment profit was $13.6 million for the three months ended June 30, 2019, compared to $14.6 million for the three months ended June 30, 2018. The decrease is primarily due to an increase in selling, general and administrative expenses in Poland related to restructuring, organic growth and the impact of acquisitions. The Europe segment profit margin was 30.4% for the three months ended June 30, 2019, compared to 23.9% for the three months ended June 30, 2018. Excluding the impact of the $18.7 million reclassification of network processing fees following the adoption of ASC 606, Europe segment profit margin for the three months ended June 30, 2019 was 50.8%.

Corporate expenses not allocated to segments were $8.3 million for the three months ended June 30, 2019, compared to $13.7 million for the three months ended June 30, 2018.  The decrease in expense is due to a decrease in share-based compensation expense as well as a decrease in professional fees incurred in connection with the IPO during 2018.

Comparison of results for the six months ended June 30, 2019 and 2018

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Six Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	$ change	% change
Segment revenue:
North America	$147,621	63.1%	$153,200	56.9%	$(5,579)	(3.6%)
Europe	86,414	36.9%	115,973	43.1%	(29,559)	(25.5%)
Revenue	$234,035	100.0%	$269,173	100.0%	$(35,138)	(13.1%)

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	$48,835	20.9%	$94,878	35.2%	$(46,043)	(48.5%)
Selling, general and administrative	132,728	56.7%	175,180	65.1%	(42,452)	(24.2%)
Depreciation and amortization	45,608	19.5%	40,820	15.2%	4,788	11.7%
Impairment of intangible assets	6,632	2.8%	—	0.0%	6,632	100.0%
Total operating expenses	233,803	99.9%	310,878	115.5%	(77,075)	(24.8%)
Income (loss) from operations	$232	0.1%	$(41,705)	(15.5%)	$41,937	(100.6%)

Segment profit: (1)(2)
North America	$42,530	28.8%	$42,652	27.8%	$(122)	(0.3%)
Europe	$23,316	27.0%	$26,672	23.0%	$(3,356)	(12.6%)

(1)	Beginning in 2019 segment profit margin is calculated as a percentage of segment revenue, which is reflected in both periods presented in this table.
(2)

Segment profit is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests. Certain corporate-wide governance functions, as well as depreciation and amortization, and share based compensation expense, are not allocated to our segments.

Revenue

Revenue was $234.0 million for the six months ended June 30, 2019, a decrease of $35.1 million, or 13.1%, compared to revenue of $269.2 million for the six months ended June 30, 2018. Excluding the $51.4 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the six months ended June 30, 2019 increased 6.0% to $285.4 million. This increase was driven primarily by organic growth in Poland, Spain, Ireland, the United Kingdom, Mexico, and the U.S. Tech-enabled division and the acquisition of Federated, partially offset by the impact of changes in foreign exchange rates.

North America segment revenue was $147.6 million for the six months ended June 30, 2019, a decrease of $5.6 million, or 3.6%, compared to the six months ended June 30, 2018. Excluding the $17.5 million impact of the reclassification of network processing fees following the adoption of ASC 606, North America segment revenue for the six months ended June 30, 2019 increased 7.8% to $165.1 million. The increase was driven by organic growth in our Mexico business, the U.S. Tech-enabled division and the acquisition of Federated, partially offset by a decline in the U.S. Traditional division. North America transactions increased 8.8% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  Changes in foreign currency exchange rates decreased reported revenue by $0.1 million for the six months ended June 30, 2019.

Europe segment revenue was $86.4 million for the six months ended June 30, 2019, a decrease of $29.6 million, or 25.5%, compared to the six months ended June 30, 2018.  Excluding the $33.9 million impact of the reclassification of network processing fees following the adoption of ASC 606, Europe segment revenue for the six months ended June 30, 2019,  increased 3.7% to $120.3 million.  The increase was driven by organic growth in Poland, Ireland, the United Kingdom, and Spain and an overall 18.7% increase in transactions processed in Europe. These increases were partially offset by changes in foreign currency exchange rates decreased reported revenue by $7.9 million for the six months ended June 30, 2019, as well as increased attrition and decreased merchant referrals related to the Banco Popular branch consolidation in Spain.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization, was $48.8 million for the six months ended June 30, 2019, a decrease of $46.0 million, or 48.5%, compared to the six months ended June 30, 2018. Excluding the $51.4 million impact of the reclassification of network processing fees following the adoption of ASC 606, cost of services and products, exclusive of depreciation and amortization for the six months ended June 30, 2019, increased to $100.2 million. This increase was due primarily to the increase in transactions processed. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expense

Selling, general and administrative expense was $132.7 million for the six months ended June 30, 2019, a decrease of $42.5 million, or 24.2%, compared to the six months ended June 30, 2018. The decrease was due primarily to share-based compensation expense incurred in the prior period of $51.4 million related to awards which vested upon the IPO, partially offset by higher salaries and wages due to increased headcount.

Depreciation and amortization

Depreciation and amortization was $45.6 million for the six months ended June 30, 2019, an increase of $4.8 million, or 11.7%, compared to the six months ended June 30, 2018. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases as well as the amortization of intangible assets acquired during the second half of 2018.

Interest expense

Interest expense was $22.9 million for the six months ended June 30, 2019, a decrease of $14.0 million, or 37.9%, compared to $36.9 million for the six months ended June 30, 2018. The decrease was due to reductions in outstanding borrowings from the use of IPO proceeds raised in the second quarter of 2018, as well as the September 2018 Secondary Offering, debt extinguishment costs and a prepayment penalty associated with the paydown of the second lien term loan.

Income tax benefit

The Company’s effective tax rate (“ETR”) was 21.7% and 30.3% for the six months ended June 30, 2019 and 2018. The Company recorded a tax benefit in the six months ended June 30, 2019 of $(8.2) million as a result of a tax free reorganization to consolidate its foreign operation and reversed a deferred tax liability related to foreign tax withholding on unremitted foreign earnings. The variance in the ETR for the six months ended June 30, 2019 primarily relates to the mix of U.S. and non-U.S. earnings and related tax expense. The ETR for the six months ended June 30, 2019 and 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, the exclusion of tax benefits related to losses recorded in certain foreign operations, and the recognition of the tax benefit from a tax free reorganization. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Segment performance

North America segment profit was $42.5 million for the six months ended June 30, 2019, compared to $42.7 million for the six months ended June 30, 2018. Organic growth in Mexico and the U.S. Tech-enabled division was offset by a decline in U.S. Traditional division. North America segment profit margin was 28.8% for the six months ended June 30, 2019, compared to 27.8% for the six months ended June 30, 2018. Excluding the impact of the $17.5 million reclassification of network processing fees following the adoption of ASC 606, North America segment profit margin for the six months ended June 30, 2019 was 36.3%. The increase in North America segment profit margin was primarily due to organic growth in Mexico and the U.S. Tech-enabled division and on-going operating efficiencies.

Europe segment profit was $23.3 million for the six months ended June 30, 2019, compared to $26.7 million for the six months ended June 30, 2018. The decrease is primarily due to an increase in selling, general and administrative expenses in Poland related to restructuring, organic growth and the impact of acquisitions. The Europe segment profit margin was 27.0% for the six months ended June 30, 2019, compared to 23.0% for the six months ended June 30, 2018. Excluding the impact of the $33.9 million reclassification of network processing fees following the adoption of ASC 606, Europe segment profit margin for the six months ended June 30, 2019 was 47.6%.

Corporate expenses not allocated to segments were $15.9 million for the six months ended June 30, 2019, compared to $23.4 million for the six months ended June 30, 2018.  The decrease in expense is due to decrease in share-based compensation expense as well as a decrease in professional fees incurred in connection with the IPO during 2018.

Liquidity and capital resources

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital and funds required to finance acquisitions. We expect to continue to use capital to innovate and advance our products as new technologies emerge. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our Senior Secured Credit Facilities, as needed. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our Senior Secured Credit Facilities. As of June 30, 2019, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $164.5 million for additional borrowings. To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness, equity or debt issuances, or both.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions which regulate the nature of cash as well as how much and when dividends can be repatriated. As of June 30, 2019, cash and cash equivalents of $252.4 million includes cash in the United States of $128.5 million and $123.9 million in foreign jurisdictions. Of the foreign cash balances, $51.6 million is available for general purposes. The remaining $72.3 million is considered settlement and merchant reserves related cash and is therefore unable to be repatriated but not legally restricted.

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

In connection with our IPO, we entered into an Exchange Agreement with certain of the Continuing LLC Owners, under which these Continuing LLC Owners have the right, from time to time, to exchange their LLC Interests and related shares of EVO, Inc. for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our Senior Secured Credit Facilities, equity or debt issuances or a combination thereof.

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

The following table sets forth summary cash flow information for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(62,088)	$15,084
Net cash used in investing activities	(14,710)	(55,269)
Net cash (used in) provided by financing activities	(20,118)	48,989
Effect of exchange rate changes on cash and cash equivalents	(1,409)	(6,769)
Net (decrease) increase in cash and cash equivalents	$(98,325)	$2,035

Operating activities

Net cash used in operating activities was $62.1 million for the six months ended June 30, 2019, a change of $77.2 million compared to cash provided by operating activities of $15.1 million for the six months ended June 30, 2018. This decrease was due primarily to the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $14.7 million for the six months ended June 30, 2019, a change of $40.6 million, compared to net cash used in investing activities of $55.3 million for the six months ended June 30, 2018. The decrease is primarily due to a decrease in POS terminal purchases, a decrease in acquisition-related investments during 2019, as compared to the same period in 2018 and receipt of Visa Europe deferred cash consideration during 2019.

We purchased $13.3 million in equipment and improvements during the six months ended June 30, 2019, a change of $12.7 million, compared to $26.0 million for the six months ended June 30, 2018. The decrease was due primarily to terminals purchased during the fourth quarter of 2018 to support Poland’s cashless program and growth in Mexico terminal placements. Capital expenditures of $8.8 million during the six months ended June 30, 2019, primarily relate to the purchase of POS terminals that are installed at merchant locations outside of the United States. As is customary in those markets, we provide POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash used in financing activities was $20.1 million for the six months ended June 30, 2019, a change of $69.1 million, compared to net cash provided by financing activities of $49.0 million for the six months ended June 30, 2018. This decrease was primarily due to lower net proceeds from long-term debt in 2019, as compared to the same period in 2018, the April 2019 Secondary Offering proceeds, the satisfaction of the deferred purchase price in the second quarter of 2018 and the 2018 acquisition of Nationwide Payment Solutions, LLC, offset by the IPO proceeds in 2018.

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

Settlement Lines of Credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of June 30, 2019, we had $26.1 million outstanding under these lines of credit with additional capacity of $109.6 million as of June 30, 2019 to fund settlement. The weighted average interest rate on these borrowings was 4.43% at June 30, 2019.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of June 30, 2019, there were no significant changes to the contractual obligations reported at December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-balance sheet arrangements

As of June 30, 2019 and December 31, 2018, the Company did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

JOBS Act

We currently qualify as an “emerging growth company” under the JOBS Act, which enables us to postpone complying with certain reporting and other obligations under securities laws. In addition, Section 102 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Effective December 31, 2019, the Company expects to become a large accelerated filer and will no longer qualify as an “emerging growth company” under the JOBS Act. At such time, the Company will no longer be able to postpone compliance with certain regulations and disclosure requirements and will follow the timeline for adoption of new accounting pronouncements for public companies. In particular, the Company will be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

As of June 30, 2019, we had approximately $686.9 million of variable rate debt, none of which was subject to an interest rate hedge. In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on June 30, 2019, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $6.9 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $6.9 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. There has been no significant change in our exposure to market risk during the quarter ended June 30, 2019. For additional detail regarding our exposure to foreign currency risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures of Market Risks” in in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the six months ended June 30, 2019 or year ended December 31, 2018, except as otherwise previously reported and for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended June 30, 2019:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average Price	Purchased as Part of	that May Yet Be Purchased Under
	of Shares	Paid per	Publicly Announced	the Plans or Programs
Period	Purchased (1)	Share	Plans or Programs	(in millions)

April 1, 2019 to April 30, 2019	6,714	$29.23	—	$—
May 1, 2019 to May 31, 2019	45,523	$28.48	—	$—
June 1, 2019 to June 30, 2019	485	$30.21	—	$—

(1)

Shares purchased includes shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees and shares acquired by the Company to allow for the satisfaction of tax withholding obligations of non-employee members of management in connection with the vesting of restricted stock units.

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

EVO Payments, Inc.

Date: August 9, 2019	By:	/s/ James G. Kelly
	Name:	James G. Kelly
	Title:	Chief Executive Officer

Date: August 9, 2019	By:	/s/ Kevin M. Hodges
	Name:	Kevin M. Hodges
	Title:	Chief Financial Officer