Form 10-Q
period 2019-09-30
EVO Payments, Inc.
filed 2019-11-07
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, the number of shares outstanding of the registrant was 36,701,277 shares of the Class A common stock, par value $0.0001 per share, 34,663,538 shares of the Class B Common Stock, par value $0.0001 per share, 2,329,955 shares of the Class C Common Stock, par value $0.0001 per share, and 8,354,978 shares of the Class D Common Stock, par value $0.0001 per share.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our current beliefs, assumptions, estimates and expectations, taking into account the information currently available to us and are not guarantees of future results or performance. None of the forward-looking statements in this quarterly report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (2) the impact of substantial and increasingly intense competition; (3) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (4) the effects of global economic, political and other conditions; (5) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws; (6) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (7) failures in our processing systems, software defects, computer viruses and development delays; (8) degradation of the quality of the products and services we offer, including support services; (9) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (10) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidations, (11) increased customer, referral partner, or sales partner attrition; (12) the incurrence of chargebacks; (13) failure to maintain or collect reimbursements; (14) fraud by merchants or others; (15) the failure of our third-party vendors to fulfill their obligations; (16) failure to maintain merchant and sales relationships and financial institution alliances; (17) ineffective risk management policies and procedures; (18) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (19) damage to our reputation, or the reputation of our partners; (20) seasonality and volatility; (21) our inability to recruit, retain and develop qualified personnel; (22) geopolitical and other risks associated with our operations outside of the United States; (23) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (24) increases in card network fees; (25) failure to comply with card networks requirements; (26) a requirement to purchase our eService subsidiary in Poland; (27) changes in foreign currency exchange rates; (28) future impairment charges; (29) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (30) changes to, or the potential phasing out of, LIBOR; (31) restrictions imposed by our credit facilities and outstanding indebtedness; (32) participation in accelerated funding programs; (33) failure to enforce and protect our intellectual property rights; (34) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy and financial institutions; (35) impact of new or revised tax regulations; (36) legal proceedings; (37) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Note 18,  “Shareholders’ Equity,” in the notes to the accompanying unaudited condensed consolidated financial statements) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (38) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (39) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (40) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (41) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (42) the effect of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) which allows us to reduce our SEC disclosure and postpone compliance with certain laws and regulations intended to protect investors; (43) the impact of no longer qualifying as an “emerging growth company” under the JOBS Act after December 31, 2019; (44) certain provision in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (45) our ability to establish and maintain effective internal control over financial reporting and disclosure controls and procedures; (46) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (47) the other risks and uncertainties listed under “Risk Factors” contained in Part II of this quarterly report on Form 10-Q or in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

EVO, Inc. is the managing member of EVO, LLC and, as of September 30, 2019, was the owner of approximately 44.7% of the outstanding common membership interests of EVO, LLC (“LLC Interests”).

On September 25, 2018, EVO, Inc. completed a secondary offering (the “September 2018 Secondary Offering”) of an aggregate 8,075,558 shares of Class A common stock, which consisted of 7,000,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then canceled) from affiliates of Madison Dearborn Partners, LLC (“MDP”), and 22,225 shares of Class A common stock offered and sold by certain individual selling stockholders.  The September 2018 Secondary Offering also included a full exercise of the underwriters’ option to purchase 1,053,333 additional shares of Class A common stock from the Company.

On April 8, 2019, EVO, Inc. completed a secondary offering (the “April 2019 Secondary Offering”) of an aggregate 5,750,000 shares of its Class A common stock, which consisted of 4,500,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then cancelled) from affiliates of MDP, and 500,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and Class B common stock (which shares were then cancelled) from Blueapple, Inc. (“Blueapple”). The April 2019 Secondary Offering also included a full exercise of the underwriters’ option to purchase 750,000 additional shares of Class A common stock from the Company.

On August 15, 2019, EVO, Inc. completed a secondary offering (the “August 2019 Secondary Offering”) of an aggregate 4,000,000 shares of its Class A common stock, which consisted of 3,250,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then cancelled) from affiliates of MDP, and 750,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and Class B common stock (which shares were then cancelled) from Blueapple.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q reflect the historical results of operations and the financial position of the Company, including consolidation of its investment in EVO, LLC, commencing May 23, 2018. Prior to May 23, 2018, the unaudited condensed consolidated financial statements represent the financial statements of EVO, LLC and its subsidiaries (the “Group”). The historical unaudited condensed consolidated financial statements do not reflect the financial position, results of operations or cash flows of the Company or the Group had these companies been stand-alone public companies for the periods presented. Specifically, the historical unaudited condensed consolidated financial statements of the Group prior to May 23, 2018 do not give effect to the following matters:

•	Reorganization Transactions or the IPO;
•	U.S. corporate federal income taxes;
•	Non-controlling interests held by other members of EVO, LLC;
•	The September 2018 Secondary Offering;
•	The April 2019 Secondary Offering; and
•	The August 2019 Secondary Offering

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and interest data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$311,809	$350,697
Accounts receivable, net	16,149	13,248
Other receivables	18,530	56,518
Due from related parties	34	1,871
Inventory	9,899	8,867
Settlement processing assets	310,206	248,330
Other current assets	14,807	11,817
Total current assets	681,434	691,348
Equipment and improvements, net	91,712	103,046
Goodwill	371,523	353,011
Intangible assets, net	261,825	290,139
Investment in unconsolidated investees	2,034	1,753
Due from related parties	—	915
Deferred tax asset	171,016	72,296
Other assets	20,105	21,879
Total assets	$1,599,649	$1,534,387

Liabilities and Shareholders' Deficit
Current liabilities:
Settlement lines of credit	$17,610	$41,819
Current portion of long-term debt	5,618	7,191
Accounts payable	10,551	48,935
Accrued expenses	102,837	112,281
Settlement processing obligations	467,776	428,328
Due to related parties	4,596	4,824
Total current liabilities	608,988	643,378
Long-term debt, net of current portion	702,053	676,865
Due to related parties	385	385
Deferred tax liability	17,364	13,519
Tax receivable agreement obligations, inclusive of related party liability of $111.5 million and $40.7 million at September 30, 2019 and December 31, 2018, respectively	120,912	47,221
ISO reserves	2,751	2,684
Other long-term liabilities	1,758	2,924
Total liabilities	1,454,211	1,386,976
Commitments and contingencies
Redeemable non-controlling interests	1,108,644	1,010,093
Shareholders' deficit:
Shareholders' deficit:
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 36,711,625 and 26,025,189 shares at September 30, 2019 and December 31, 2018, respectively	4	3
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 34,663,538 and 35,913,538 shares at September 30, 2019 and December 31, 2018, respectively	3	4
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 2,333,955 and 2,461,055 shares at September 30, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 8,354,978 and 16,785,552 shares at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	—	178,176
Accumulated deficit attributable to Class A common stock	(471,603)	(223,799)
Accumulated other comprehensive loss	(8,855)	(2,993)
Total EVO Payments, Inc. shareholders' deficit	(480,450)	(48,608)
Nonredeemable non-controlling interests	(482,756)	(814,074)
Total deficit	(963,206)	(862,682)
Total liabilities and deficit	$1,599,649	$1,534,387

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$122,363	$144,758	$356,398	$413,931
Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	24,065	46,949	72,900	141,826
Selling, general and administrative	63,864	67,802	196,592	242,982
Depreciation and amortization	22,804	20,488	68,412	61,308
Impairment of intangible assets	3,872	—	10,504	—
Total operating expenses	114,605	135,239	348,408	446,116
Income (loss) from operations	7,758	9,519	7,990	(32,185)
Other (expense) income:
Interest income	858	507	2,268	1,622
Interest expense	(11,085)	(10,583)	(34,006)	(47,453)
Income (loss) from investment in unconsolidated investees	167	(36)	436	725
Gain on acquisition of unconsolidated investee		8,659		8,659
Other income (expense), net	888	211	2,498	(2,963)
Total other expense	(9,172)	(1,242)	(28,804)	(39,410)
(Loss) income before income taxes	(1,414)	8,277	(20,814)	(71,595)
Income tax (expense) benefit	(3,590)	(32,155)	618	(7,974)
Net loss	(5,004)	(23,878)	(20,196)	(79,569)
Less: Net income attributable to non-controlling interests in consolidated entities	(2,220)	(2,433)	(4,798)	(4,434)
Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	5,380	(1,078)	18,323	73,328
Net loss attributable to EVO Payments, Inc.	$(1,844)	$(27,389)	$(6,671)	$(10,675)

Earnings per share
Basic	$(0.05)	$(1.51)	$(0.22)	$(0.60)
Diluted	$(0.05)	$(1.51)	$(0.22)	$(0.60)

Weighted average Class A common stock outstanding
Basic	34,634,567	18,163,344	30,996,506	17,901,484
Diluted	34,634,567	18,163,344	30,996,506	17,901,484

Comprehensive income (loss):
Net loss	$(5,004)	$(23,878)	$(20,196)	$(79,569)
Unrealized loss on defined benefit plan, net of tax (1)	(21)	—	(7)	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax (2)	(16,922)	9,494	(13,523)	334
Other comprehensive income (loss)	(16,943)	9,494	(13,530)	334
Comprehensive loss	(21,947)	(14,384)	(33,726)	(79,235)
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	691	(5,272)	(2,013)	(3,120)
Other comprehensive (income) loss attributable to non-controlling interests of EVO Investco, LLC	13,486	(1,078)	24,562	76,704
Comprehensive loss attributable to EVO Payments, Inc.	$(7,770)	$(20,734)	$(11,177)	$(5,651)
(1)	Net of tax expense of less than $0.1 million for each of the three and nine months ended September 30, 2019.
(2)	Net of tax benefit of $5.1 million and $4.1 million for three and nine months ended September 30, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Class A LLC Units		Class B LLC Units		Class C LLC Units		Class D LLC Units		Class E LLC Units		Class A Common Stock		Class B Common Stock
	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Interests	Amounts	Shares	Amounts	Shares	Amounts
Balance, January 1, 2018	6,374	$54,453	3,506	$—	375	$9,463	1,107	$—	1,012	$71,250	—	$—	—	$—

Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity issued in connection with acquisition prior to Reorganization Transactions	(6,374)	(54,453)	(3,506)	—	(375)	(9,463)	(1,107)	—	(1,012)	(71,250)	1,319	—	35,914	4
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	—	—	—	—	—	—	494	—	—	—
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Effect of Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	1,813	—	35,914	4

Sale of Class A common stock in initial public offering, net	—	—	—	—	—	—	—	—	—	—	15,434	2	—	—
Contingent consideration settled in Class A common stock	—	—	—	—	—	—	—	—	—	—	48	—	—	—
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Employee Ownership	—	—	—	—	—	—	—	—	—	—	22	—	—	—
Sale of Class A common stock in September 2018 Secondary Offering, net of underwriter fees	—	—	—	—	—	—	—	—	—	—	8,054	1	—	—
Sale of MDP Class D Shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net deferred tax asset realized in September 2018 Secondary Offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement in connection with the September 2018 Secondary Offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Additional redeemable non-controlling interest subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,371	$3	35,914	$4

See accompanying notes to unaudited condensed consolidated financial statements.

						Accumulated		Accumulated			Total
						deficit		deficit		Accumulated	EVO
					Additional	attributable to		attributable to		other	Payments,	Nonredeemable		Redeemable
	Class C Common Stock		Class D Common Stock		paid-in	Class A		members of		comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	capital	common stock		EVO Investco, LLC		loss	/equity	interests	deficit	interests	Total
Balance, January 1, 2018	—	$—	—	$—	$—		$—		$(237,330)	$(67,679)	$(169,843)	$3,312	$(166,531)	$148,266	$(18,265)

Net income prior to Reorganization Transactions	—	—	—	—	—		—		(24,412)	—	(24,412)	—	(24,412)	1,291	(23,121)
Cumulative translation adjustment prior to Reorganization Transactions	—	—	—	—	—		—		—	(6,337)	(6,337)	—	(6,337)	(2,104)	(8,441)
Distributions prior to Reorganization Transactions	—	—	—	—	—		—		—	—	—	(1,334)	(1,334)	(3,770)	(5,104)
Acquisition of additional shares in a consolidated subsidiary	—	—	—	—	—		—		(20,924)	—	(20,924)	(1,141)	(22,065)	—	(22,065)
Legacy deficit / accumulated comprehensive loss allocation (Class C&D)	—	—	—	—	—		—		132,181	34,612	166,793	(166,793)	—	—	—
Legacy deficit / accumulated comprehensive loss allocation (Class B)	—	—	—	—	—		—		150,485	39,404	189,889	—	189,889	(189,889)	—
Equity issued in connection with acquisition prior to Reorganization Transactions	2,561	—	24,305	2	135,160		—		—	—	—	—	—	—	—
Share-based compensation prior to Reorganization Transactions, net of share settlement	—	—	—	—	51,339		—		—	—	51,339	—	51,339	—	51,339
Class B redeemable non-controlling interests fair value adjustment in connection to Reorganization Transactions	—	—	—	—	—		—		—	—	—	(735,775)	(735,775)	735,775	—

Effect of Reorganization Transactions	2,561	—	24,305	2	186,499		—		—	—	186,505	(901,731)	(715,226)	689,569	(25,657)

Sale of Class A common stock in initial public offering, net of underwriter fees	—	—	—	—	219,167		—		—	—	219,169	—	219,169	—	219,169
Contingent consideration settled in Class A common stock	—	—	—	—	771		—		—	—	771	—	771	—	771
Deferred taxes in connection with the Reorganization Transactions	—	—	—	—	4,590		—		—	—	4,590	—	4,590	—	4,590
Tax receivable agreement obligations in connection with the Reorganization Transactions	—	—	—	—	389		—		—	—	389	—	389	—	389
Net income subsequent to the Reorganization Transactions	—	—	—	—	—		(10,675)		—	—	(10,675)	(20,714)	(31,389)	(25,059)	(56,448)
Cumulative translation adjustment subsequent to the Reorganization Transactions	—	—	—	—	—		—		—	293	293	852	1,145	(811)	334
Distributions subsequent to the Reorganization Transactions	—	—	—	—	—		—		—	—	—	(29)	(29)	—	(29)
Legacy redeemable non-controlling interests fair value adjustment	—	—	—	—	—		(3,824)		—	—	(3,824)	(5,918)	(9,742)	(1,004)	(10,746)
Sale of Employee Ownership	—	—	(22)	—	(857)	—	—	—	—	—	(857)	857	—	—	—
Sale of Class A common stock in September 2018 Secondary Offering, net of underwriter fees	—	—	—	—	190,161		—		—	—	190,161	—	190,161	—	190,161
Purchase of MDP Class D Shares	—	—	(7,000)	(1)	(435,850)		—		—	—	(435,850)	269,924	(165,926)	—	(165,926)
Net deferred tax asset realized in September 2018 Secondary Offering	—	—	—	—	2,045		—		—	26	2,071	—	2,071	—	2,071
Tax receivable agreement in connection with the September 2018 Secondary Offering	—	—	—	—	7,170		—		—	—	7,170	—	7,170	—	7,170
Share-based compensation	—	—	—	—	1,758		—		—	—	1,758	—	1,758	—	1,758
Additional redeemable non-controlling interest subsequent to the Reorganization Transactions	—	—	—	—	—		(116,559)		—	—	(116,559)	(180,280)	(296,839)	306,581	9,742
Balance, September 30, 2018	2,561	$—	17,283	$1	$175,843		$(131,058)		$—	$319	$45,112	$(837,039)	$(791,927)	$969,276	$177,349

See accompanying notes to unaudited condensed consolidated financial statements.

														Accumulated			Total
														deficit		Accumulated	EVO
													Additional	attributable to		other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock				Class D Common Stock				paid-in	Class A		comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares		Amounts		Shares		Amounts		capital	common stock		loss	/equity	interests	deficit	interests	Total
Balance, July 1, 2018	17,295	2	35,914	$4	2,561	35,914	$—	4	24,305	2,561	$2	—	412,845		$(55,076)	$(1,631)	$356,146	$(1,035,973)	$(679,827)	$838,789	$158,962

Net income (loss)	—	—	—	—	—		—		—		—		—		(27,388)	—	(27,388)	582	(26,806)	2,928	(23,878)
Cumulative translation adjustment	—	—	—	—	—		—		—		—		—		—	1,924	1,924	2,841	4,765	4,728	9,493
Distributions	—	—	—	—	—		—		—		—		—		—	—	—	(29)	(29)	(1,004)	(1,033)
Sale of Employee Ownership	22	—	—	—	—		—		(22)		—		(857)	—	—	—	(857)	857	—	—	—
September 2018 Secondary Offering	8,054	1	—	—	—		—		—		—		190,161		—	—	190,162	—	190,162	—	190,162
Purchase of MDP Class D Shares	—	—	—	—	—		—		(7,000)		(1)		(435,850)		—	—	(435,851)	269,924	(165,927)	—	(165,927)
Net deferred tax asset realized in September 2018 Secondary Offering	—	—	—	—	—		—		—		—		2,045		—	26	2,071	—	2,071	—	2,071
Tax receivable agreement in connection with the September 2018 Secondary Offering	—	—	—	—	—		—		—		—		7,170		—	—	7,170	—	7,170	—	7,170
Share-based compensation	—	—	—	—	—		—		—		—		1,758		—	—	1,758	—	1,758	—	1,758
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—		—		—		—		—		(5,928)	—	(5,928)	(9,170)	(15,098)	15,098	—
Blueapple redeemable non-controlling interest	—	—	—	—	—		—		—		—		—		(42,666)	—	(42,666)	(66,071)	(108,737)	108,737	—
Other	—	—	—	—	—		—		—		—		(1,429)		—	—	(1,429)	—	(1,429)	—	(1,429)
Balance, September 30, 2018	25,371	3	35,914	$4	2,561		$—		17,283		$1		$175,843		$(131,058)	$319	$45,112	$(837,039)	$(791,927)	969,276	177,349

See accompanying notes to unaudited condensed consolidated financial statements.

										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	/equity	interests	deficit	interests	Total
Balance, January 1, 2019	26,025	$3	35,914	$4	2,461	$—	16,786	$1	$178,176	$(223,799)	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093	$147,411

Prior period adjustment*	—	—	—	—	—	—	—	—	(20,629)	—	—	(20,629)	20,629	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(6,671)	—	(6,671)	(6,048)	(12,719)	(7,477)	(20,196)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,862)	(5,862)	(2,125)	(7,987)	(9,616)	(17,603)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(284)	(284)	(6,209)	(6,493)
April 2019 Secondary Offering and August 2019 Secondary Offering	9,750	1	(1,250)	(1)	—	—	(7,750)	—	(303,400)	—	—	(303,400)	357,152	53,752	(34,768)	18,984
Fair value adjustment in connection with purchase of Blueapple Class B shares	—	—	—	—	—	—	—	—	—	1,721	—	1,721	739	2,460	(2,460)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	7,841	—	—	7,841	—	7,841	—	7,841
Vesting of equity awards	80	—	—	—	—	—	—	—	(1,716)	—	—	(1,716)	—	(1,716)	—	(1,716)
Exercise of stock options	49	—	—	—	—	—	—	—	810	—	—	810	—	810	—	810
Exchange of Class C and Class D common stock for Class A common stock	808	—	—	—	(127)	—	(681)	—	(37,385)	—	—	(37,385)	37,385	—	—	—
Deferred taxes in connection with share exchanges	—	—	—	—	—	—	—	—	3,395	—	—	3,395	—	3,395	—	3,395
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	13,005	—	—	13,005	—	13,005	—	13,005
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(5,817)	—	(5,817)	(2,563)	(8,380)	8,380	—
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(77,134)	—	(77,134)	(73,567)	(150,701)	150,701	—
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	159,903	(159,903)	—	—	—	—	—	—
Balance, September 30, 2019	36,712	$4	34,664	$3	2,334	$—	8,355	$1	$—	$(471,603)	$(8,855)	$(480,450)	$(482,756)	$(963,206)	$1,108,644	$145,438

See accompanying notes to unaudited condensed consolidated financial statements

Accumulated	Total

										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. (deficit)	non-controlling	Total	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	/equity	interests	deficit	interests	Total
Balance, July 1, 2019	32,490	$3	35,414	$4	2,370	$—	11,765	$1	$—	$(419,722)	$(1,153)	$(420,867)	$(665,891)	$(1,086,758)	$1,248,448	$161,690

Net loss	—	—	—	—	—	—	—	—	—	(1,844)	—	(1,844)	(2,036)	(3,880)	(1,124)	(5,004)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(7,702)	(7,702)	(2,752)	(10,454)	(11,589)	(22,043)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(53)	(53)	—	(53)
August 2019 Secondary Offering	4,000	1	(750)	(1)	—	—	(3,250)	—	(132,100)	—	—	(132,100)	153,288	21,188	(21,188)	—
Fair value adjustment in connection with purchase of Blueapple Class B shares	—	—	—	—	—	—	—	—	—	1,721	—	1,721	739	2,460	(2,460)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	3,019	—	—	3,019	—	3,019	—	3,019
Vesting of equity awards	5	—	—	—	—	—	—	—	(78)	—	—	(78)	—	(78)	—	(78)
Exercise of stock options	21	—	—	—	—	—	—	—	519	—	—	519	—	519	—	519
Exchange of Class C and Class D common stock for Class A common stock	196	—	—	—	(36)	—	(160)	—	(10,615)	—	—	(10,615)	10,615	—	—	—
Deferred taxes in connection with share exchanges	—	—	—	—	—	—	—	—	1,323	—	—	1,323	—	1,323	—	1,323
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	6,065	—	—	6,065	—	6,065	—	6,065
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(1,524)	—	(1,524)	(444)	(1,968)	1,968	—
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	81,633	—	81,633	23,778	105,411	(105,411)	—
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	131,867	(131,867)	—	—	—	—	—	—
Balance, September 30, 2019	36,712	$4	34,664	$3	2,334	$—	8,355	$1	$—	$(471,603)	$(8,855)	$(480,450)	$(482,756)	$(963,206)	$1,108,644	$145,438

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,196)	$(79,569)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	68,412	61,308
Amortization of deferred financing costs	2,006	7,856
Change in fair value of contingent consideration	2,362	—
Loss on extinguishment of debt	—	2,055
Gain on sale of investment	(250)	—
Share-based compensation expense	7,841	53,893
Impairment of intangible assets	10,504	—
Deferred taxes, net	(7,880)	504
Other	233	(8,053)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,546)	5,822
Other receivables	32,739	3,993
Inventory	(1,487)	3,555
Other current assets	(2,816)	(5,165)
Other assets	(666)	53
Related parties, net	2,288	(3,001)
Accounts payable	(38,973)	(16,744)
Accrued expenses	(7,234)	28,900
Settlement processing funds, net	(15,579)	10,899
Other	67	42
Net cash provided by operating activities	28,825	66,348
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(38,832)	(48,547)
Purchase of equipment and improvements	(24,639)	(38,963)
Acquisition of intangible assets	(4,759)	(19,893)
Net proceeds from sale of investments	250	—
Issuance of notes receivable	—	(20)
Collections of notes receivable	1,812	91
Collection of deferred cash consideration	4,882	—
Net cash used in investing activities	(61,286)	(107,332)
Cash flows from financing activities:
Proceeds from long-term debt	316,479	655,732
Repayments of long-term debt	(318,919)	(743,342)
Deferred financing costs paid	(2)	(3,899)
Contingent consideration paid	(5,919)	(1,621)
Deferred cash consideration paid	—	(65,000)
Acquisition of additional non-controlling interest	—	(16,916)
IPO proceeds, net of underwriter fees	—	231,500
Proceeds from the secondary offerings	258,522	24,967
Purchase of LLC Interests, Class B common stock, and Class D common stock in connection with the secondary offerings	(239,538)	—
Repurchases of shares to satisfy minimum tax withholding	(1,716)	—
Proceeds from exercise of common stock options	810	—
Distribution to non-controlling interests holders	(6,493)	(6,136)
Net cash provided by financing activities	3,224	75,285
Effect of exchange rate changes on cash and cash equivalents	(9,651)	(3,959)
Net (decrease) increase in cash and cash equivalents	(38,888)	30,342
Cash and cash equivalents, beginning of period	350,697	205,142
Cash and cash equivalents, end of period	$311,809	$235,484

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)Description of Business and Summary of Significant Accounting Policies

(a)Description of Business

EVO Payments, Inc. (“EVO, Inc.” or the “Company”) is a Delaware corporation whose primary asset is its ownership of approximately 44.7%  of the membership interests of EVO Investco, LLC (“EVO, LLC”) as of September 30, 2019. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing a series of reorganization transactions (the “Reorganization Transactions”), in order to consummate the initial public offering of EVO, Inc.’s Class A common stock (“IPO”), and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries.

The Company is a leading payment technology and services provider, offering an array of innovative, reliable and secure payment solutions to merchants across North America and Europe and servicing over 550,000 merchants across 50 markets. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout North America and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection and chargeback services. The Company operates two reportable segments: North America and Europe.

(b)Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 and audited consolidated balance sheet as of December 31, 2018, the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018, the unaudited condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2019 and 2018, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of redeemable non-controlling interests (“RNCI”), calculation of income taxes, and determination of the fair value of long-lived assets.

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

(c)Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. As the sole managing member of EVO, LLC, the Company exerts control over the Group. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, EVO, Inc. consolidates the Group’s consolidated financial statements and records the interests in EVO, LLC that it does not own as non-controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

(d)Cash and Cash Equivalents and Merchant Reserves

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less when acquired. Cash equivalents consist primarily of overnight money market funds.  Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the day following receipt in satisfaction of the settlement process. Included in cash and cash equivalents are merchant reserve cash balances, which represent funds collected from the Company’s merchants that serve as collateral to minimize the liabilities associated with any losses that may occur under the respective merchant agreements (“Merchant Reserves”). While this cash is not restricted in its use, the Company believes that maintaining the Merchant Reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of September 30, 2019 and December 31, 2018, Merchant Reserves were $92.2 million and $107.8 million, respectively.

(e)Recent Accounting Pronouncements

New accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company are adopted as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption. As the Company is considered an emerging growth company under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), adoption of new accounting standards will be consistent with private company effective dates.  The Company expects to become a large accelerated filer effective December 31, 2019, at which point the Company will follow the public company timeline for adoption of new accounting pronouncements.

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

The primary impact to the Company’s unaudited condensed consolidated financial statements as a result of the adoption of ASC 606 is a change in total net revenue attributable to the presentation of network processing fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective method, the Company has not restated its comparative unaudited condensed consolidated financial statements for these effects.

The following table presents the impact of adopting ASC 606 on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As reported	Adjustment	Presented without adoption of ASC 606	As reported	Adjustment	Presented without adoption of ASC 606
	(In thousands)			(In thousands)
Revenue	$122,363	$30,234	$152,597	$356,398	$81,608	$438,006
Operating expenses
Cost of services and products, exclusive of depreciation and amortization	$24,065	$30,234	$54,299	$72,900	$81,608	$154,508

The adoption of ASC 606 did not have a material impact on the Company’s unaudited condensed consolidated balance sheets and statements of cash flows as of and for the three and nine months ended September 30, 2019. The Company has expanded its unaudited condensed consolidated financial statement disclosures as required by this new standard. See Note 2, “Revenue” for additional disclosures provided as a result of the adoption of ASC 606.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, with amendments in 2018 and 2019. This update aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years; however, the Company has elected to take advantage of the extended transition period as provided for under the JOBS Act. The new standard is therefore effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, provided that the Company maintains its emerging growth company status through December 31, 2019. The Company expects to become a large accelerated filer effective December 31, 2019, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies, and will be required to retroactively adopt this standard effective January 1, 2019.

The Company is currently in the process of evaluating its leasing arrangements and assessing the impact of adopting the new guidance on its consolidated financial statements, disclosures, accounting policies, and controls over financial reporting. The Company is also in process of implementing a new lease accounting software solution to comply with the requirements of the standard.

The Company’s existing leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. As disclosed in Note 16, “Commitments and Contingencies” to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, minimum annual lease payments for the years subsequent to December 31, 2018 amounted to $42.4 million on an undiscounted basis. The Company expects that substantially all of these lease commitments will be subject to the new standard and will be recognized, on a discounted basis, as operating lease liabilities and right-of-use assets upon adoption.

The Company plans to elect the package of practical expedients intended to ease transition whereby the Company will not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. The Company also intends to elect the practical expedient allowing to not separate lease and non-lease components. Furthermore, the Company will apply the provisions of ASU 2018-11, Leases (Topic 842)- Targeted Improvements, with the initial application of the new guidance at the adoption date with a cumulative effect adjustment in the opening balance of retained earnings. Under this method, the Company would not adjust its comparative period financial statements for the effects of the new standard or make the new required lease disclosures for periods prior to the effective date.

The Company expects the evaluation and implementation activities to continue throughout the remainder of 2019.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, with amendments in 2019. This update requires the companies to immediately recognize the estimate for credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The Company will adopt this ASU, prospectively, effective January 1, 2020. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update provides clarification and modifies the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Internal Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The update aligns the requirements for capitalizing certain implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company is currently evaluating the effect of ASU 2018-15 on its consolidated financial statements.

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

The Company’s contractual agreements outline the pricing related to payment processing services and pricing related to the sale or rental of POS equipment. The Company allocates the variable fees charged for payment processing services to the day in which it has the contractual right to bill under the contract. Revenue from the sale of POS equipment is recognized at a point in time when the POS equipment is shipped and title passes to the customer. Revenue from the rental of electronic POS equipment is recognized monthly as earned. The revenue recognized from the sale and rental of POS equipment totaled $12.2 million and $10.8 million for the three months ended September 30, 2019 and 2018, respectively. The revenue recognized from the sale and rental of POS equipment totaled $32.4 million and $32.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The determination of gross versus net recognition for interchange, card network fees, commissions and other fees requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party.

The Company frequently enters into agreements with third parties under which the third party engages the Company to provide payment processing services to all of their customers. Under these agreements the third party acts as supplier of products or services by achieving most of the shared risks and rewards of customer contracts; the Company passes the third party’s share of merchant receipts to them as commissions. The Company incurs interchange and card network pass-through charges from the card issuers and payment networks respectively, and does not have the ability to direct the use of or receive the benefits from the services provided by the card issuers or the payment networks. The Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank. Interchange and card network rates are pre-established by the card networks, and the Company has no latitude in determining these fees.

Based on these factors, the Company has determined that it is acting as an agent with respect to these services. Revenue generated from payment processing is presented net of interchange and card network fees paid to the card issuing banks and card networks respectively.

The table below presents a disaggregation of the Company’s revenue from contracts with customers by division. The Company’s divisions are defined as follows:

•

Direct – Includes long-term, exclusive referral relationships with leading financial institutions. In the aggregate, these banks represent more than 12,000 branch locations which actively pursue new merchant relationships on the Company’s behalf. These financial institutions provide the Company with access to their brands, significantly enhancing the Company’s credibility and recognition. The Company also utilizes a direct sales force to build and maintain direct relationships with its merchants and other referral partners in order to control sales, price negotiation, underwriting, boarding, and support processes.

•

Tech-enabled – Includes partnerships with independent software vendors, integrated software dealers, enterprise resource planning (“ERP”) software dealers and eCommerce gateway providers. These partnerships function by way of a technical integration between the Company and the third party in which the third party seamlessly passes information to the Company’s systems in order to streamline the merchant boarding process. The Company also drives growth through its own ERP integrations, which support its B2B offering, and its proprietary eCommerce gateway.

•

Traditional – Represents the Company’s heritage U.S. portfolio composed primarily of independent sales organization (“ISO”) relationships. The Company is not focused on this sales model, and it will represent an increasingly smaller portion of the business over time.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	North America	Europe	Total	North America	Europe	Total
	(In thousands)			(In thousands)
Divisions:
Direct	$38,025	$36,383	$74,408	$113,246	$105,248	$218,494
Tech-enabled	28,914	10,958	39,872	84,912	28,507	113,419
Traditional	8,083	—	8,083	24,485	—	24,485
	$75,022	$47,341	$122,363	$222,643	$133,755	$356,398

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	North America	Europe	Total	North America	Europe	Total
	(In thousands)			(In thousands)
Divisions:
Direct	$40,946	$51,385	$92,331	$117,738	$141,733	$259,471
Tech-enabled	28,855	13,886	42,741	84,757	39,511	124,268
Traditional	9,686	—	9,686	30,192	—	30,192
	$79,487	$65,271	$144,758	$232,687	$181,244	$413,931

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

A summary of these amounts is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Settlement processing assets:
Receivable from card networks	$219,654	$195,817
Receivable from merchants	90,552	52,513
Totals	$310,206	$248,330

Settlement processing obligations:
Settlement liabilities	$(375,552)	$(320,492)
Merchant reserves	(92,224)	(107,836)
Totals	$(467,776)	$(428,328)

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

The following table sets forth the computation of the Company's basic and diluted net loss per Class A common share (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	May 23 - September 30
	2019		2018

Numerator:
Net loss attributable to EVO Payments, Inc.	$(1,844)	$(6,671)	$(27,389)	$(10,675)

Denominator:
Weighted average Class A common stock outstanding	34,634,567	30,996,506	18,163,344	17,901,484
Effect of dilutive securities	—	—	—	—
Total dilutive securities	34,634,567	30,996,506	18,163,344	17,901,484

Earnings per share:
Basic	$(0.05)	$(0.22)	$(1.51)	$(0.60)
Diluted	$(0.05)	$(0.22)	$(1.51)	$(0.60)

Antidilutive securities:
Stock options	3,307,082	3,002,231	2,097,054	2,097,054
RSUs	844,616	790,719	499,510	499,510
RSAs	14,672	22,359	58,809	58,809
Convertible Class C common stock	2,327,511	2,399,326	2,560,955	2,560,955
Convertible Class D common stock	10,019,169	12,829,719	17,282,930	17,282,930

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

As a result of the exchange of LLC Interests and shares of Class C common stock and Class D common stock for shares of Class A common stock sold in connection with the IPO, the September 2018 Secondary Offering, the April 2019 Secondary Offering, the August 2019 Secondary Offering and other member exchanges, through September 30, 2019, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $142.2 million and $120.9 million, respectively. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of September 30, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2019. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

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

2019 Acquisitions

(a)	Delego Software ULC

In September 2019, a subsidiary of EVO, Inc. acquired 100% of the outstanding shares of Delego Software ULC (“Delego”), an unlimited liability company governed by the laws of the Province of British Columbia, Canada, for CAD 42.6 million ($32.4 million, based on the foreign exchange rate at the time of the acquisition), funded with cash drawn from the Company’s debt facilities and fully paid at closing. The acquisition of Delego expands the Company’s integrated payment solutions business as Delego is a provider of SAP integrated payments for business to business customers. The results of operations of Delego are included in the Company’s consolidated results of operations from the date of the acquisition in the North America segment through the end of the period.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed are as follows:

	As of the
	acquisition date
	(In thousands )	Estimated Useful Life
Finite-lived intangible assets
Purchased software	$8,513	7 years
Customer relationships	2,964	15 years
Tradename	836	2 years
Deferred tax liabilities	(3,116)
Other assets (liabilities), net	590
Goodwill	22,628
Total purchase price	$32,415

Goodwill in the amount of $22.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Delego acquisition is deductible for U.S. income tax purposes. Pro forma information for Delego acquisition is not presented, as the effect of this acquisition is not material to the Company’s consolidated operating results or North America segment.  As of September 30, 2019, the Company considers the purchase price allocation to be preliminary and continues to gather the information to support the valuation of assets acquired and liabilities assumed.

(b)	SF Systems

In July 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of SF Systems, S.A.P.I. (“SF Systems”) for total consideration of $5.0 million, which includes an upfront payment of $4.0 million and a holdback liability of $1.0 million payable 18 months after the closing date. Net assets acquired in the SF Systems acquisition included purchased software of $2.6 million with a useful life of 5 years and goodwill of $2.4 million. Goodwill generated from the SF Systems acquisition is deductible for U.S. income tax purposes. SF Systems is presented in the Company’s North America segment.

(c)	Way2Pay Ltd

In March 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Way2Pay Ltd (“Way2Pay”) for total consideration of €3.0 million ($3.4 million, based on the foreign exchange rate at the time of the acquisition), which includes an upfront payment of €2.7 million and a holdback liability of €0.3 million payable 18 months after the date of the agreement. Net assets acquired in the Way2Pay acquisition included purchased software of $4.0 million with a useful life of 5 years. Way2Pay is presented in the Company’s Europe segment.

2018 Acquisitions

(a)	ClearONE, S.L.

In October 2018, a subsidiary of EVO, Inc. acquired 100% of the outstanding shares of ClearONE for €5.4 million ($6.3 million based on the foreign exchange rate at the time of the acquisition). The total consideration includes a holdback liability of €0.5 million. ClearONE is presented in the Company’s Europe segment. Equipment and intangible assets consist of card processing equipment, merchant contract

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

portfolios, trademarks, internally developed software, and non-competition agreements with useful lives of 3 to 5 years, 5 years, 5 years, 5 years, and 2 to 3 years, respectively.

(b)	Federated Payment Systems, LLC/Federated Payment Canada Corp.

In September 2018, a subsidiary of EVO, Inc. acquired the remaining 67% of the outstanding membership interests of Federated Payment Systems, LLC (“Federated US”) and 100% of the outstanding shares of Federated Payment Canada Corporation (“Federated Canada,” together with Federated US, “Federated”) for $38.2 million. The total consideration includes an aggregate holdback liability of $0.5 million. Certain acquisition-related expenses were incurred in conjunction with the Federated acquisition in the amount of $0.4 million. Federated maintains diverse sales channels which complement the Company’s strategic distribution relationships. As a result of this acquisition, the Company recognized goodwill. Federated is presented in the Company’s North America segment.

The purchase price allocation is as follows:

c
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

(c)	Nodus Technologies, Inc.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Liberbank, S.A.

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

(e)	Nationwide Payment Solutions, LLC

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

(f)	EVO Payments International Corp. - Canada

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

(7)Equipment and Improvements

Equipment and improvements consist of the following:

	Estimated
	Useful
	Lives in	September 30,	December 31,
	Years	2019	2018
		(In thousands)
Card processing	3-5	$136,384	$128,244
Office equipment	3-5	44,311	41,771
Computer software	3	47,266	44,373
Leasehold improvements	various	16,594	16,234
Furniture and fixtures	5-7	6,549	5,673
Totals		251,104	236,295
Less accumulated depreciation		(158,794)	(136,947)
Foreign currency translation adjustment		(598)	3,698
Totals		$91,712	$103,046

Depreciation expense related to equipment and improvements was $10.0 million and $9.1 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense related to equipment and

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

improvements was $31.5 million and $27.6 million for the nine months ended September 30, 2019 and 2018, respectively.

In the nine months ended September 30, 2019, equipment and improvements and accumulated depreciation were each reduced by $10.8 million and $10.7 million, respectively, and in the nine months ended September 30, 2018 by $8.5 million and $7.6 million, respectively, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(8)Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Intangible assets with finite lives:
Merchant contract portfolios and customer relationships:
Gross carrying value	$296,033	$293,069
Accumulated amortization	(157,394)	(139,159)
Accumulated impairment losses	(7,089)	(5,658)
Foreign currency translation adjustment	(29,441)	(27,975)
Net	102,109	120,277

Marketing alliance agreements:
Gross carrying value	191,879	191,879
Accumulated amortization	(56,650)	(47,777)
Accumulated impairment losses	(11,920)	(7,585)
Foreign currency translation adjustment	(20,488)	(18,634)
Net	102,821	117,883

Trademarks, finite-lived:
Gross carrying value	29,493	28,657
Accumulated amortization	(12,536)	(10,748)
Foreign currency translation adjustment	(4,639)	(4,446)
Net	12,318	13,463

Internally developed and acquired software:
Gross carrying value	80,881	60,876
Accumulated amortization	(23,375)	(15,794)
Accumulated impairment losses	(10,190)	(9,324)
Foreign currency translation adjustment	(3,417)	(2,260)
Net	43,899	33,498

Non-competition agreements:
Gross carrying value	6,462	6,462
Accumulated amortization	(5,782)	(5,316)
Foreign currency translation adjustment	(2)	—
Net	678	1,146
Total finite-lived, net	261,825	286,267

Trademarks, indefinite-lived:
Gross carrying value	18,499	18,499
Accumulated impairment losses	(18,499)	(14,627)
Net	—	3,872
Total intangible assets, net	$261,825	$290,139

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Amortization expense related to intangible assets was $12.8 million and $11.5 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $36.9 million and $33.7 million for the nine months ended September 30, 2019 and 2018, respectively.  In September 2019 the Company retired the indefinite-lived trademarks due to an internal reorganization. As a result, the Company recorded an impairment of $3.9 million for the nine months ended September 30, 2019.  In March 2019 the Company’s marketing alliance agreement with Raiffeisen Bank Polska was terminated. As a result of the termination, the Company recorded an impairment of $4.4 million for the six months ended June 30, 2019. For the nine months ended September 30, 2019 additional impairments of $1.4 million and $0.8 million were recognized, related to merchant contract portfolios and internally developed and acquired software, respectively.

Estimated amortization expense to be recognized during each of the five years, and thereafter, subsequent to September 30, 2019:

Amount
(In thousands)
Years ending:
2019 (remainder of the year)	$12,400
2020	44,833
2021	40,015
2022	34,470
2023	26,951
2024 and thereafter	103,156
Total	$261,825

The following represents net intangible assets by segment:

	September 30,	December 31,
	2019	2018
	(In thousands)
Intangible assets, net:
North America
Merchant contract portfolios and customer relationships	$77,197	$88,141
Marketing alliance agreements	71,975	76,590
Trademarks, finite-lived	3,187	2,585
Internally developed software	29,488	20,167
Non-competition agreements	639	1,089
Trademarks, indefinite-lived	—	3,872
Total	182,486	192,444

Europe
Merchant contract portfolios and customer relationships	24,912	32,136
Marketing alliance agreements	30,846	41,293
Trademarks, finite-lived	9,131	10,878
Internally developed software	14,411	13,331
Non-competition agreements	39	57
Total	79,339	97,695

Total intangible assets, net	$261,825	$290,139

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in goodwill for the nine months ended September 30, 2019, in total and by reportable segment, were as follows:

	Reportable Segment
	North
	America	Europe	Total
	(In thousands)
Goodwill, gross, as of December 31, 2018	$240,837	$136,465	$377,302
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2018	240,837	112,174	353,011
Business combinations	25,030	40	25,070
Foreign currency translation adjustment	35	(6,593)	(6,558)
Goodwill, net as of September 30, 2019	$265,902	$105,621	$371,523

For the nine months ended September 30, 2019 and 2018 there was no goodwill impairment.

(9)Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Compensation and related benefits	$17,679	$22,280
Third-party processing and payment network fees	37,056	37,702
Trade payables	8,336	44,581
Taxes payable	13,344	16,292
Commissions payable to third parties and agents	14,483	13,141
Unearned revenue	4,198	4,579
Other	18,292	22,641
Total accounts payable and accrued expenses	$113,388	$161,216

(10)Related Party Transactions

Related party commission expense incurred with unconsolidated investees of the Company amounted to $5.2 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively. Related party commission expense incurred with unconsolidated investees of the Company amounted to $15.0 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively. The sale of equipment and services to these unconsolidated investees amounted to $0.1 million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The sale of equipment and services to these unconsolidated investees amounted to $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Related party balances consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Receivables from sale of POS devices and peripherals	$—	$303
Receivables from related companies	34	1,568
Due from related parties, current	$34	$1,871

Notes receivable, long term	—	915
Due from related parties, long term	$—	$915

Liabilities to related companies	4,596	4,824
Due to related parties, current	$4,596	$4,824

ISO commission reserve	385	385
Due to related parties, long term	$385	$385

Madison Dearborn Partners, LLC (“MDP”), a member of EVO, LLC and shareholder of EVO, Inc., provides the Company with consulting services related to business development, financing matters, and potential acquisition activities on an as-needed basis. In addition, the Company reimburses MDP for certain out of pocket expenses. The Company made payments to MDP of less than $0.1 million for each of the nine months ended September 30, 2019 and 2018 for consulting services and expense reimbursement.  The Company made no payments for the three months ended September 30, 2019 and 2018.

Additionally, the Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc.  Blueapple is controlled by entities affiliated with the Company’s founder and chairman, Rafik R. Sidhom. The expense related to these services was less than $0.1 million for each of the three months ended September 30, 2019 and 2018. The expense relates to these services was $0.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. During 2018, the Company paid Blueapple $2.4 million in satisfaction of the obligation to pay any further commissions associated with processing revenue to Blueapple and all such future revenue will be retained by the Company.

Prior to the Company’s acquisition of the remaining 67% membership interests of Federated US and 100% of the outstanding shares of Federated Canada in September 2018, the Company’s chairman owned one-third of the shares of Federated Canada and an entity wholly owned by relatives of the Company’s chairman owned one-third of the membership interests of Federated US. As a result of the ownership interests, the Company’s founder and chairman and relatives received $15.5 million of the September 2018 Federated acquisition purchase price. In addition, prior to the acquisition, the Company provided card-based processing services and risk assessment services to Federated US in the ordinary course of business for a nominal fee. For the three and nine months ended September 30, 2018, the Company received $0.1 million and $0.4 million, respectively, in revenues in connection with providing services to Federated US. In addition, prior to the acquisition, Federated Canada provided certain marketing services to the Company’s business in Canada. For the three and nine months ended September 30, 2018, the Company paid $1.9 million and $5.8 million, respectively, in fees to Federated Canada for these services.

The Company leases office space located at 515 Broadhollow Road in Melville, New York for $0.1 million per month from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Receivables from related companies include amounts receivable from the Company’s founder and chairman, or entities controlled by the Company’s founder and chairman, of less than $0.1 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively. Liabilities held by related companies include payables to a minority held affiliate of $4.0  million and $3.0 million as of September 30, 2019 and December 31, 2018, respectively.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

The Company, through one wholly owned subsidiary and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For each of the three months ended September 30, 2019 and 2018, the Company paid commissions of $0.1 million related to this activity. For each of the nine months ended September 30, 2019 and 2018, the Company paid commissions $0.4 million, related to this activity.

NFP, the Company’s benefit broker, is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For the three months ended September 30, 2019 and 2018, the Company paid $0.1 million and less than $0.1 million, respectively, in commissions and other expenses to NFP. For the nine months ended September 30, 2019 and 2018, the Company paid $0.2 million and $0.1 million, respectively, in commissions and other expenses to NFP.

(11)Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the three and nine months ended September 30, 2019, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2019 results. Therefore, the Company recorded a tax expense and tax benefit for the three and nine months ended September 30, 2019, respectively based on its actual effective tax rate.

The Company’s effective tax rate (“ETR”) was (231.6)% and 2.8% for the three and nine months ended September 30, 2019, respectively. The Company’s ETR was 388.5% and (11.1)% for the three and nine months ended September 30, 2018, respectively. The Company recorded a tax benefit in the nine months ended September 30, 2019 of $(8.2) million as a result of a tax free reorganization to consolidate its foreign operation and reversed a deferred tax liability related to foreign tax withholding on unremitted foreign earnings. The variance in the ETR for the three and nine months ended September 30, 2019 primarily relates to the mix of U.S. and non-U.S. earnings and related tax expense. The ETR for the three and nine months ended September 30, 2019 and 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, the exclusion of tax benefits related to losses recorded in certain foreign operations, and the recognition of the tax benefit from a tax free reorganization. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

The Company’s deferred tax asset increased from December 31, 2018 to September 30, 2019 primarily due to the increase in the tax basis of the assets of EVO, LLC as a result of exchanges of LLC Interests for Class A common stock of the Continuing LLC Owners.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended September 30, 2019. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. On the basis of this assessment, valuation allowances were established in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. Based on the Company’s assessment, no significant changes to the Company’s valuation allowances were recorded during the three and nine months ended September 30, 2019 and 2018.

(12)Long-Term Debt and Lines of Credit

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (the “Senior Secured Credit Facilities”). On May 25, 2018, the Company repaid all outstanding amounts under the second lien credit facility  using a portion of the proceeds from the IPO. As of September 30, 2019, the Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively.

As of September 30, 2019 and December 31, 2018, the Company’s long-term debt consists of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
First lien term loan	$649,794	$654,775
First lien revolver	68,496	42,266
Less debt issuance costs	(10,619)	(12,985)
Total long-term debt	707,671	684,056
Less current portion of long-term debt	(5,618)	(7,191)
Total long-term debt, net of current portion	$702,053	$676,865

Principal payment requirements on the above obligations in each of the years remaining subsequent to September 30, 2019 are as follows:

Amounts
(In thousands)
Years ending December 31:
2019 (remainder of the year)	$2,630
2020	6,593
2021	6,593
2022	6,593
2023	695,881
2024 and thereafter	—
$718,290

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of September 30, 2019, the Company was in compliance with all its financial covenants.

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

At September 30, 2019 and December 31, 2018, the Company had $17.6 million and $41.8 million outstanding under these lines of credit, respectively, with additional capacity of $175.6 million and $57.9 million, respectively, to fund its settlement obligations. The weighted-average interest rate on these borrowings was 3.02% and 4.52% at September 30, 2019 and December 31, 2018, respectively.

Refer to Note 11, "Long-Term Debt and Lines of Credit" to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for discussion regarding the Company’s long-term debt and lines of credit.

(13)Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash financing activities are as follows for the nine months ended September 30, 2019 and 2018:

	2019	2018
	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$31,289	$37,819
Income taxes paid	14,842	5,672

Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration and acquisition holdback payable	1,337	6,400
Contingent consideration settled with the issuance of Class A common stock	—	771
Exchange of Class C and Class D common stock for Class A common stock	(20,985)	—

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2019, EVO, Inc. owns 44.7% of the outstanding LLC Interests of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“Nasdaq”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value as temporary within the mezzanine equity section of the consolidated balance sheets. The change in fair value at each measurement date is recorded with a corresponding adjustment to accumulated deficit and nonredeemable non-controlling interests.

The following table details the components of RNCI for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

				Post-IPO	Pre-IPO
	September 30, 2019			December 31	May 23,
	Blueapple	eService	Total	2018	2018
	(In thousands)
Beginning balance	$885,986	$124,107	$1,010,093	$689,569	$148,266
Net income attributable to RNCI - eService	—	4,891	4,891	4,914	1,291
Net loss attributable to RNCI - Blueapple	(12,368)	—	(12,368)	(39,129)	—
Gain (loss) on OCI - eService	—	(3,621)	(3,621)	(2,368)	(2,104)
Gain (loss) on OCI - Blueapple	(5,999)	—	(5,999)	(3,935)	—
Gain (loss) on defined benefit plan revaluation - Blueapple	4	—	4	(192)	—
Legacy accumulated deficit allocation	—	—	—	—	(150,485)
Legacy AOCI allocation	—	—	—	—	(39,404)
Purchase of Blueapple Class B common stock in connection with secondary offerings	(34,768)	—	(34,768)	—	—
Decrease in maximum redemption amount in connection with purchase of Blueapple Class B common stock	(2,460)	—	(2,460)	—	—
Increase (decrease) in the maximum redemption amount of RNCI:
eService	—	14,749	14,749	(19,741)	—
Blueapple	150,701	—	150,701	374,616	735,775
Allocation of eService fair value RNCI adjustment to Blueapple	(6,369)	—	(6,369)	8,739	—
Distributions - eService	—	(6,209)	(6,209)	(2,380)	(3,770)
Ending balance	$974,727	$133,917	$1,108,644	$1,010,093	$689,569

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(15)Fair Value

The table below presents information about items which are carried at fair value on a recurring basis:

	September 30, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$20,997	$—	$—	$20,997
Contingent consideration	—	—	(3,200)	(3,200)
Blueapple RNCI	(974,727)	—	—	(974,727)
eService RNCI	—	—	(133,917)	(133,917)
Total	$(953,730)	$—	$(137,117)	$(1,090,847)

	December 31, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$106,164	$—	$—	$106,164
Contingent consideration	—	—	(8,189)	(8,189)
Blueapple RNCI	(885,986)	—	—	(885,986)
eService RNCI	—	—	(124,107)	(124,107)
Total	$(779,822)	$—	$(132,296)	$(912,118)

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

In the determination of the fair value of the RNCI in eService, the Company used an income approach based on internal forecasts of expected future cash flows. Significant unobservable inputs included the Weighted Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 15.0%, based on the markets in which the business operates and growth rate used within the future cash flows, which were between 3.0% and 10.7%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. The fair value of the RNCI in Blueapple is derived from the closing stock price of the Company’s Class A common stock on the last day of the period.

The estimated fair value of receivables, settlement processing assets and liabilities, due to and due from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of total long term debt, which approximates its carrying value, is based on quoted bid-ask spreads within the lender syndicate (Level 2).

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Visa Series C preferred stock are carried at cost in the amount of $14.7 million as of September 30, 2019 and December 31, 2018, respectively, and are presented in other assets on the consolidated balance sheets. The estimated fair value of the Visa Series C preferred stock of $32.5 million as of September 30, 2019 is based upon inputs classified as Level 3 of the fair value hierarchy.  These inputs include the fair value of Visa Class A common stock as of September 30, 2019 and the conversion factor of Visa Series C preferred stock to Visa Class A common stock, inclusive of a discount rate due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

(16)Commitments and Contingencies

Litigation

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(17)Segment Information

Information on segments and reconciliations to net income (loss) attributable to the shareholders of EVO, Inc. and members of EVO, LLC are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Segment revenue:
North America	$75,022	$79,487	$222,643	$232,687
Europe	47,341	65,271	133,755	181,244
Revenue	$122,363	$144,758	$356,398	$413,931

Segment profit:
North America	$23,086	$30,962	$65,616	$73,616
Europe	18,542	15,985	41,858	42,657
Total segment profit	41,628	46,947	107,474	116,273
Corporate	(9,212)	(8,518)	(25,095)	(31,879)
Depreciation and amortization	(22,804)	(20,488)	(68,412)	(61,308)
Net interest expense	(10,227)	(10,076)	(31,738)	(45,831)
Provision for income tax (expense) benefit	(3,590)	(32,155)	618	(7,974)
Share-based compensation expense	(3,019)	(2,021)	(7,841)	(53,284)
Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	5,380	(1,078)	18,323	73,328
Net loss attributable to EVO Payments, Inc.	$(1,844)	$(27,389)	$(6,671)	$(10,675)

Capital expenditures:
North America	$5,393	$7,010	$12,948	$19,802
Europe	5,943	5,983	11,691	19,161
Consolidated total capital expenditures	$11,336	$12,993	$24,639	$38,963

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Information on total assets by segment is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Segment total assets:
North America	$1,094,614	$994,952
Europe	505,035	539,435
Total assets	$1,599,649	$1,534,387

Revenue from external customers is attributed to individual countries based on the location where the relationship is managed. For the three months ended September 30, 2019, revenue from external customers in the United States, Mexico, and Poland, as a percentage of total revenue, was 40.2%, 18.9%, and 18.2%, respectively. For the three months ended September 30, 2018, revenue from external customers in the United States, Poland, and Mexico, as a percentage of total revenue, was 37.1%,  24.1%, and 19.0%, respectively. For the nine months ended September 30, 2019, revenue from external customers in the United States, Mexico, and Poland, as a percentage of total revenue, was 41.0%, 19.4%, and 18.0%, respectively. For the nine months ended September 30, 2018, revenue from external customers in the United States, Poland and Mexico, as a percentage of total revenue, was 35.7%,  24.2%, and 19.9%, respectively. For the three and nine months ended September 30, 2019 and 2018, there is no one customer that represents more than 10% of total revenue.

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

*Subject to certain ownership requirements, on the third anniversary of the consummation of the IPO, the Company’s Class B common stock will cease to be outstanding and each share of the Company’s Class C common stock will automatically convert into a share of the Company’s Class D common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Share-based compensation expense	$3,019	$1,758	$7,841	$53,893
Income tax benefit	$289	$68	$688	$3,914

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The Company recognized share-based compensation expense related to RSAs of $0.2 million and $9.0 million, respectively, for the nine months ended September 30, 2019 and 2018, respectively. Prior to the consummation of the IPO, no liquidity event was probable and, as such, no share-based compensation expense had been recognized for these awards. On the modification date, there were 35 members of management and current and former employees who held UARs.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of RSA activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted average grant date fair value

Balance at December 31, 2018	42	$16.00
Granted	—	—
Vested	(25)	16.00
Forfeited	(2)	16.00
Balance at September 30, 2019	15	$16.00

Restricted stock units

The Company recognized share-based compensation expense for unvested restricted stock units (“RSUs”) of $1.3 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. The Company recognized share-based compensation expense for unvested RSUs of $3.4 million and $0.8 million, respectively, for the nine months ended September 30, 2019 and 2018.

A summary of RSU activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted average grant date fair value

Balance at December 31, 2018	506	$16.30
Granted	515	26.21
Vested	(139)	16.27
Forfeited	(36)	21.79
Balance at September 30, 2019	846	$22.11

As of September 30, 2019, total unrecognized share-based compensation expense related to outstanding RSUs was $16.1 million. Each RSU vests in equal annual vesting installments over a period of four years from the grant date and will settle in Class A common stock. The weighted average period outstanding for unvested RSUs is 3.0 years.

Stock options

The Company recognized share-based compensation expense for unvested stock options of $1.7 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively. The Company recognized share-based compensation expense for unvested stock options of $4.2 million and $1.3 million, respectively, for the nine months ended September 30, 2019 and 2018.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option activity is as follows (in thousands, except per share data):

	Number of Options	Weighted average grant date fair value	Weighted average exercise price	Weighted average remaining contractual term

Balance at December 31, 2018	2,086	$6.77	$16.22
Granted	1,384	9.47	26.19
Exercised	(50)	6.80	16.32
Forfeited	(128)	8.07	20.78
Balance at September 30, 2019	3,292	$7.85	$20.24	8.98
Exercisable at September 30, 2019	455	$6.70	$16.06	8.65

As of September 30, 2019, total unrecognized share-based compensation expense related to unvested stock options was $19.9 million. The weighted average period outstanding for unvested stock options is 3.3 years. Each stock option vests in equal annual installments over a period of four years from grant date, and stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018

Expected life (in years)	7.00	7.00
Weighted average risk-free interest rate	2.59%	3.04%
Expected volatility	33.35%	34.28%
Dividend yield	0.00%	0.00%
Weighted average fair value at grant date	$9.46	$6.84

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has limited historical volatility. It is the Company’s intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero. The Company applied the simplified method in determining the expected life of the stock options as the Company has limited historical basis upon which to determine historical exercise periods. The Company based the assumptions of the expected term of the options as the expected term plus half of the remaining life through expiration. All stock options exercised will be settled in Class A common stock.

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

Overview

We are a leading payments technology and services provider offering an array of payment solutions to merchants ranging from small and mid-size enterprises to multinational companies and organizations across the globe. As a fully integrated merchant acquirer and payment processor in over 50 markets and 150 currencies worldwide, we provide competitive solutions that promote business growth, increase customer loyalty and enhance data security in the markets we serve.

Executive overview

•

Revenue for the three months ended September 30, 2019, decreased 15.5% to $122.4 million from $144.8 million for the three months ended September 30, 2018. Excluding the $30.2 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the three months ended September 30, 2019 increased $7.8 million to $152.6 million. This increase was driven by a 4.3% increase in Europe segment revenue and a 6.3% increase in North America segment revenue.

•

Revenue for the nine months ended September 30, 2019 decreased 13.9% to $356.4 million from the nine months ended September 30, 2018. Excluding the $81.6 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the nine months ended September 30, 2019 increased $24.1 million to $438.0 million. This increase was driven by a 4.0% increase in Europe segment revenue and a 7.3% increase in North America segment revenue.

•

North America segment profit for the three months ended September 30, 2019 was $23.1 million, 25.4% lower than the three months ended September 30, 2018. North America segment profit for the nine months ended September 30, 2019 was $65.6 million, 10.9% lower than the nine months ended September 30, 2018.

•

Europe segment profit for the three months ended September 30, 2019 was $18.5 million, 16.0% higher than the three months ended September 30, 2018. Europe segment profit for the nine months ended September 30, 2019 was $41.9 million, 1.9% lower than the nine months ended September 30, 2018.

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

Depreciation and amortization consists of depreciation and amortization expenses related to card processing equipment, office equipment, computer software, leasehold improvements, furniture and fixtures, merchant contract portfolios, marketing alliance agreements, finite-lived trademarks, internally developed software, and non-competition agreements.

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

For the three months ended September 30, 2019, we processed 0.3 billion transactions in North America and 0.7 billion transactions in Europe. This represents an increase of 14.2% in North America and an increase of 19.0% in Europe over the three months ended September 30, 2018.

For the nine months ended September 30, 2019, we processed 0.8 billion transactions in North America and 1.9 billion transactions in Europe. This represents an increase of 10.6% in North America and an increase of 18.8% in Europe over the nine months ended September 30, 2018.

Comparison of results for the three months ended September 30, 2019 and 2018

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ change	% change
Segment revenue:
North America	$75,022	61.3%	$79,487	54.9%	$(4,465)	(5.6%)
Europe	47,341	38.7%	65,271	45.1%	(17,930)	(27.5%)
Revenue	$122,363	100.0%	$144,758	100.0%	$(22,395)	(15.5%)

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	$24,065	19.7%	$46,949	32.4%	$(22,884)	(48.7%)
Selling, general and administrative	63,864	52.2%	67,802	46.8%	(3,938)	(5.8%)
Depreciation and amortization	22,804	18.6%	20,488	14.2%	2,316	11.3%
Impairment of intangible assets	3,872	3.2%	—	0.0%	3,872	-
Total operating expenses	114,605	93.7%	135,239	93.4%	(20,634)	(15.3%)
Income (loss) from operations	$7,758	6.3%	$9,519	6.6%	$(1,761)	(18.5%)

Segment profit: (1)(2)
North America	$23,086	30.8%	$30,962	39.0%	$(7,876)	(25.4%)
Europe	$18,542	39.2%	$15,985	24.5%	$2,557	16.0%
(1)	Beginning in 2019 segment profit margin is calculated as a percentage of segment revenue, which is reflected in both periods presented in this table.
(2)

Segment profit is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests. Certain corporate-wide governance functions, as well as depreciation and amortization, and share based compensation expense, are not allocated to our segments.

Revenue

Revenue was $122.4 million for the three months ended September 30, 2019, a decrease of $22.4 million, or 15.5%, compared to revenue of $144.8 million for the three months ended September 30, 2018. Excluding the $30.2 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the three months ended September 30, 2019 increased 5.4% to $152.6 million. This increase was driven primarily by the impact of acquisitions, organic growth in Mexico, Poland, Ireland, and the U.S. Tech-enabled division, partially offset by the impact of changes in foreign exchange rates and a decline in transactions in Spain.

North America segment revenue was $75.0 million for the three months ended September 30, 2019, a decrease of $4.5 million, or 5.6%, compared to the three months ended September 30, 2018. Excluding the $9.5 million impact of the reclassification of network processing fees following the adoption of ASC 606, North America segment revenue for the three months ended September 30, 2019 increased 6.3% to $84.5 million. The increase was driven by organic growth in Mexico and the U.S. Tech-enabled division and the acquisition of Federated. North America transactions increased 14.2% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily driven by organic growth in Mexico and the U.S. Tech-enabled division, partially offset by a decline in transactions in the U.S. Traditional division. Changes in foreign currency exchange rates did not have a significant impact on revenue for the three months ended September 30, 2019.

Europe segment revenue was $47.3 million for the three months ended September 30, 2019, a decrease of $17.9 million, or 27.5%, compared to the three months ended September 30, 2018.  Excluding the $20.8 million impact of the reclassification of network processing fees following the adoption of ASC 606, Europe segment revenue for the three months ended September 30, 2019 increased 4.3% to $68.1 million.  The increase was driven by organic growth in Poland, Germany, Ireland and the United Kingdom and an overall 19.0% increase in transactions processed in Europe. These increases were partially offset by changes in foreign currency exchange rates, which decreased reported revenue by $3.3 million for the three months ended September 30, 2019, and a decline in transactions in Spain.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization, was $24.1 million for the three months ended September 30, 2019, a decrease of $22.9 million, or 48.7%, compared to the three months ended September 30, 2018. Excluding the $30.2 million impact of the reclassification of network processing fees following the adoption of ASC 606, cost of services and products, exclusive of depreciation and amortization for the three months ended September 30, 2019 increased 15.7% to $54.3 million. This increase was due primarily to the increase in transactions processed. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expense

Selling, general and administrative expense was $63.9 million for the three months ended September 30, 2019, a decrease of $3.9 million, or 5.8%, compared to the three months ended September 30, 2018. The decrease was due primarily to integration expenses incurred in the prior period related to our consolidation efforts.

Depreciation and amortization

Depreciation and amortization was $22.8 million for the three months ended September 30, 2019, an increase of $2.3 million, or 11.3%, compared to the three months ended September 30, 2018. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases as well as the amortization of intangible assets acquired during the second half of 2018.

Interest expense

Interest expense was $11.1 million for the three months ended September 30, 2019, an increase of $0.5 million, or 4.7%, compared to $10.6 million for the three months ended September 30, 2018. The increase was due to higher outstanding debt balances associated with recent acquisitions, offset by lower average interest rates.

Income tax benefit

The Company’s effective tax rate (“ETR”) was (231.6%) and 388.5% for the three months ended September 30, 2019 and 2018, respectively. The variance in the ETR for the three months ended September 30, 2019 primarily relates to the mix of U.S. and non-U.S. earnings and related tax expense. The ETR for the three months ended September 30, 2019 and 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Segment performance

North America segment profit was $23.1 million for the three months ended September 30, 2019, compared to $31.0 million for the three months ended September 30, 2018. The decrease is primarily due to a $3.9 million trademark impairment in the three months ended September 30, 2019, and an $8.4 million gain on acquisition of an unconsolidated in conjunction with the Federated acquisition in the three months ended September 30, 2018, partially offset by organic growth in Mexico and the U.S. tech-enabled division. North America segment profit margin was 30.8% for the three months ended September 30, 2019, compared to 39.0% for the three months ended September 30, 2018. Excluding the impact of the $9.5 million reclassification of network processing fees following the adoption of ASC 606, North America segment profit margin for the three months ended September 30, 2019 was 27.3%. The increase in North America segment profit was primarily due to organic growth in Mexico and the U.S. Tech-enabled division, the acquisition of Federated, and ongoing operating efficiencies.

Europe segment profit was $18.5 million for the three months ended September 30, 2019, compared to $16.0 million for the three months ended September 30, 2018. The increase is primarily due to one-time charges in the prior year period related to employee termination and integration costs. The Europe segment profit margin was 39.2% for the three months ended September 30, 2019, compared to 24.5% for the three months ended September 30, 2018. Excluding the impact of the $20.8 million reclassification of network processing fees following the adoption of ASC 606, Europe segment profit margin for the three months ended September 30, 2019 was 27.2%. The increase in Europe profit margin was primarily due to organic growth in Poland, Germany, Ireland and the UK and continuing platform and operational consolidation efforts.

Corporate expenses not allocated to segments were $9.2 million for the three months ended September 30, 2019, compared to $8.5 million for the three months ended September 30, 2018. The increase in expense is due to increased public company costs and additional insurance expenses.

Comparison of results for the nine months ended September 30, 2019 and 2018

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Nine Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ change	% change
Segment revenue:
North America	$222,643	62.5%	$232,687	56.2%	$(10,044)	(4.3%)
Europe	133,755	37.5%	181,244	43.8%	(47,489)	(26.2%)
Revenue	$356,398	100.0%	$413,931	100.0%	$(57,533)	(13.9%)

Operating expenses:
Cost of services and products, exclusive of depreciation and amortization shown separately below	$72,900	20.5%	$141,826	34.3%	$(68,926)	(48.6%)
Selling, general and administrative	196,592	55.2%	242,982	58.7%	(46,390)	(19.1%)
Depreciation and amortization	68,412	19.2%	61,308	14.8%	7,104	11.6%
Impairment of intangible assets	10,504	2.9%	—	0.0%	10,504	100.0%
Total operating expenses	348,408	97.8%	446,116	107.8%	(97,708)	(21.9%)
Income (loss) from operations	$7,990	2.2%	$(32,185)	(7.8%)	$40,175	(124.8%)

Segment profit: (1)(2)
North America	$65,616	29.5%	$73,616	31.6%	$(8,000)	(10.9%)
Europe	$41,858	31.3%	$42,657	23.5%	$(799)	(1.9%)
(1)	Beginning in 2019 segment profit margin is calculated as a percentage of segment revenue, which is reflected in both periods presented in this table.
(2)

Segment profit is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests. Certain corporate-wide governance functions, as well as depreciation and amortization, and share based compensation expense, are not allocated to our segments.

Revenue

Revenue was $356.4 million for the nine months ended September 30, 2019, a decrease of $57.5 million, or 13.9%, compared to revenue of $413.9 million for the nine months ended September 30, 2018. Excluding the $81.6 million impact of the reclassification of network processing fees following the adoption of ASC 606, revenue for the nine months ended September 30, 2019 increased 5.8% to $438.0 million. This increase was driven primarily by organic growth in Poland, Ireland, the United Kingdom, Mexico, and the U.S. Tech-enabled division and the acquisition of Federated, partially offset by the impact of changes in foreign exchange rates and a decline in transactions in Spain.

North America segment revenue was $222.6 million for the nine months ended September 30, 2019, a decrease of $10.0 million, or 4.3%, compared to the nine months ended September 30, 2018. Excluding the $27.0 million impact of the reclassification of network processing fees following the adoption of ASC 606, North America segment revenue for the nine months ended September 30, 2019 increased 7.3% to $249.6 million. The increase was driven by organic growth in our Mexico business, the U.S. Tech-enabled division and the acquisition of Federated, partially offset by a decline in the U.S. Traditional division. North America transactions increased 10.6% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Changes in foreign currency exchange rates, which decreased reported revenue by $1.1 million for the nine months ended September 30, 2019.

Europe segment revenue was $133.8 million for the nine months ended September 30, 2019, a decrease of $47.5 million, or 26.2%, compared to the nine months ended September 30, 2018.  Excluding the $54.7 million impact of the reclassification of network processing fees following the adoption of ASC 606, Europe segment revenue for the nine months ended September 30, 2019, increased 4.0% to $188.5 million.  The increase was driven by organic growth in Poland, Germany, Ireland and the United Kingdom, and an overall 18.8% increase in transactions processed in Europe. These increases were partially offset by changes in foreign currency exchange rates, which decreased reported revenue by $13.1 million for the nine months ended September 30, 2019, and a decline in transactions in Spain.

Operating expenses

Cost of services and products, exclusive of depreciation and amortization

Cost of services and products, exclusive of depreciation and amortization, was $72.9 million for the nine months ended September 30, 2019, a decrease of $68.9 million, or 48.6%, compared to the nine months ended September 30, 2018. Excluding the $81.6 million impact of the reclassification of network processing fees following the adoption of ASC 606, cost of services and products, exclusive of depreciation and amortization for the nine months ended September 30, 2019, increased to $154.5 million. This increase was due primarily to the increase in transactions processed. Our cost of services and products includes both fixed and variable components, with variable components dependent upon transactions processed, among other secondary measures. The increase in cost was due to the variable component from the increase in transactions processed.

Selling, general and administrative expense

Selling, general and administrative expense was $196.6 million for the nine months ended September 30, 2019, a decrease of $46.4 million, or 19.1%, compared to the nine months ended September 30, 2018. The decrease was due primarily to a $46.1 million decrease in share-based compensation expense related to awards which vested upon the IPO.

Depreciation and amortization

Depreciation and amortization was $68.4 million for the nine months ended September 30, 2019, an increase of $7.1 million, or 11.6%, compared to the nine months ended September 30, 2018. This increase was due primarily to purchases of POS terminals to support growth in certain of our international markets and other hardware and software purchases as well as the amortization of intangible assets acquired during the second half of 2018.

Interest expense

Interest expense was $34.0 million for the nine months ended September 30, 2019, a decrease of $13.5 million, or 28.4%, compared to $47.5 million for the nine months ended September 30, 2018. The decrease was due to lower debt balances due to the use of IPO proceeds for debt repayment during Q2 2018 and lower average interest rates, partially offset by use of debt for recent acquisitions.

Income tax benefit

The Company’s effective tax rate (“ETR”) was 2.8% and (11.1%) for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded a tax benefit in the nine months ended September 30, 2019 of ($8.2) million as a result of a tax free reorganization to consolidate its foreign operation and reversed a deferred tax liability related to foreign tax withholding on unremitted foreign earnings. The variance in the ETR for the nine months ended September 30, 2019 primarily relates to the mix of U.S. and non-U.S. earnings and related tax expense. The ETR for the nine months ended September 30, 2019 and 2018 differs from the statutory federal rate primarily due to foreign income taxes, the tax treatment of income attributable to non-controlling interests, the exclusion of tax benefits related to losses recorded in certain foreign operations, and the recognition of the tax benefit from a tax free reorganization. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Segment performance

North America segment profit was $65.6 million for the nine months ended September 30, 2019, compared to $73.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the decrease in North America segment profit is primarily due a $3.9 million trademark impairment in the three months ended September 30, 2019 and a $8.4 million gain on acquisition and unconsolidated investee in the three months ended September 30, 2018, partially offset by organic growth in Mexico and the U.S. tech-enabled division. North America segment profit margin was 29.5% for the nine months ended September 30, 2019, compared to 31.6% for the nine months ended September 30, 2018. Excluding the impact of the $27.0 million reclassification of network processing fees following the adoption of ASC 606, North America segment profit margin for the nine months ended September 30, 2019 was 26.3%. The increase in North America segment profit margin was primarily due to organic growth in Mexico and the U.S. Tech-enabled division and on-going operating efficiencies.

Europe segment profit was $41.9 million for the nine months ended September 30, 2019, compared to $42.7 million for the nine months ended September 30, 2018. The decrease is primarily due to an increase in selling, general and administrative expenses in Poland related to restructuring, organic growth and acquisitions. The Europe segment profit margin was 31.3% for the nine months ended September 30, 2019, compared to 23.5% for the nine months ended September 30, 2018. Excluding the impact of the $54.7 million reclassification of network processing fees following the adoption of ASC 606, Europe segment profit margin for the nine months ended September 30, 2019 was 22.2%.

Corporate expenses not allocated to segments were $25.1 million for the nine months ended September 30, 2019, compared to $31.9 million for the nine months ended September 30, 2018. The decrease in expense is due to decrease in share-based compensation expense as well as a decrease in professional fees incurred in connection with the IPO during 2018.

Liquidity and capital resources

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital and funds required to finance acquisitions. We expect to continue to use capital to innovate and advance our products as new technologies emerge. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our Senior Secured Credit Facilities, as needed. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our Senior Secured Credit Facilities. As of September 30, 2019, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $131.5 million for additional borrowings. To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness, equity or debt issuances, or both.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions which regulate the nature of cash as well as how much and when dividends can be repatriated. As of September 30, 2019, cash and cash equivalents of $311.8 million include cash in the United States of $127.9 million and $183.9 million in foreign jurisdictions. Of the foreign cash balances, $67.7 million is available for general purposes. The remaining $116.2 million is considered settlement and merchant reserves related cash and is therefore unable to be repatriated but not legally restricted.

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

The following table sets forth summary cash flow information for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$28,825	$66,348
Net cash used in investing activities	(61,286)	(107,332)
Net cash provided by financing activities	3,224	75,285
Effect of exchange rate changes on cash and cash equivalents	(9,651)	(3,959)
Net (decrease) increase in cash and cash equivalents	$(38,888)	$30,342

Operating activities

Net cash provided by operating activities was $28.8 million for the nine months ended September 30, 2019, a change of $37.5 million compared to cash provided by operating activities of $66.3 million for the nine months ended September 30, 2018. This decrease was due primarily to the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $61.3 million for the nine months ended September 30, 2019, a change of $46.0 million, compared to net cash used in investing activities of $107.3 million for the nine months ended September 30, 2018. The decrease is primarily due to a decrease in POS terminal purchases, a decrease in acquisition-related investments during 2019, as compared to the same period in 2018 and receipt of Visa Europe deferred cash consideration during 2019.

We purchased $24.6 million in equipment and improvements during the nine months ended September 30, 2019, a change of $14.4 million, compared to $39.0 million for the nine months ended September 30, 2018. The decrease was due primarily to terminals purchased during the fourth quarter of 2018 to support Poland’s cashless program and growth in Mexico terminal placements. Of the capital expenditures during the nine months ended September 30, 2019 $14.1 million relate to the purchase of POS terminals that are installed at merchant locations outside of the United States. As is customary in those markets, we provide POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2019, a change of $72.1 million, compared to net cash provided by financing activities of $75.3 million for the nine months ended September 30, 2018. This decrease was primarily due to the IPO proceeds received in the prior year period partially offset by lower net repayments of the long-term debt facility in the current year period.

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

Settlement Lines of Credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of September 30, 2019, we had $17.6 million outstanding under these lines of credit with additional capacity of $175.6 million as of September 30, 2019 to fund settlement. The weighted average interest rate on these borrowings was 3.02% at September 30, 2019.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of September 30, 2019, there were no significant changes to the contractual obligations reported at December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-balance sheet arrangements

As of September 30, 2019 and December 31, 2018, the Company did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

As of September 30, 2019, we had approximately $686.9 million of variable rate debt, none of which was subject to an interest rate hedge. In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on September 30, 2019, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $6.9 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $6.9 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. There has been no significant change in our exposure to market risk during the quarter ended September 30, 2019. For additional detail regarding our exposure to foreign currency risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures of Market Risks” in in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the nine months ended September 30, 2019 or year ended December 31, 2018, except as otherwise previously reported and for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended September 30, 2019:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average Price	Purchased as Part of	that May Yet Be Purchased Under
	of Shares	Paid per	Publicly Announced	the Plans or Programs
Period	Purchased (1)	Share	Plans or Programs	(in millions)
July 1, 2019 to July 31, 2019	—	$—	—	$—
August 1, 2019 to August 31, 2019	209	$30.10	—	$—
September 1, 2019 to September 30, 2019	151	$28.50	—	$—
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

EVO Payments, Inc.

Date: November 7, 2019	By:	/s/ James G. Kelly
	Name:	James G. Kelly
	Title:	Chief Executive Officer

Date: November 7, 2019	By:	/s/ Kevin M. Hodges
	Name:	Kevin M. Hodges
	Title:	Chief Financial Officer