Form 10-Q
period 2020-03-31
EVO Payments, Inc.
filed 2020-05-08
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(770) 709-7374

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EVOP	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ⌧

As of April 27, 2020, there were 41,362,132 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, 34,163,538 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding, 2,317,955 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding, and 4,339,978 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties (including uncertainties around the duration and severity of the impact of the COVID-19 outbreak that are difficult to predict) that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the impact of the COVID-19 crisis on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the impact of the COVID-19 virus; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (11) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (12) increased customer, referral partner, or sales partner attrition; (13) the incurrence of chargebacks; (14) failure to maintain or collect reimbursements; (15) fraud by merchants or others; (16) the failure of our third-party vendors to fulfill their obligations; (17) failure to maintain merchant and sales relationships or financial institution alliances; (18) ineffective risk management policies and procedures; (19) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (20) damage to our reputation, or the reputation of our partners; (21) seasonality and volatility; (22) our inability to recruit, retain and develop qualified personnel; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase our eService subsidiary in Poland; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) changes to, or the potential phasing out of, LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Note 19, “Shareholders’ Equity,” in the notes to the accompanying unaudited condensed consolidated financial statements) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to establish and maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties contained in Part II of this Quarterly Report on Form 10-Q or in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-

looking statements. We qualify any forward-looking statements entirely by the cautionary factors listed above, among others. Other risks, uncertainties and factors, not listed above, could also cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this quarterly report on Form 10-Q include those of EVO Payments, Inc., which is the registrant, and those of EVO Investco, LLC, a Delaware limited liability company, which became the principal operating subsidiary of the Company following a series of reorganization transactions completed on May 25, 2018 in connection with the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”). For more information regarding these transactions, see Note 19, “Shareholders’ Equity,” to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

EVO, Inc. is the managing member of EVO, LLC and, as of March 31, 2020, was the owner of approximately 50.3% of the outstanding common membership interests of EVO, LLC (“LLC Interests”).

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$257,097	$304,089
Accounts receivable, net	11,568	15,881
Other receivables	17,062	24,438
Due from related parties	345	1,125
Inventory	10,374	9,128
Settlement processing assets	200,357	328,637
Other current assets	13,927	12,867
Total current assets	510,730	696,165
Equipment and improvements, net	80,680	94,464
Goodwill, net	361,102	378,838
Intangible assets, net	224,048	257,560
Investment in unconsolidated investees	1,986	2,078
Deferred tax assets	220,393	210,275
Operating lease right-of-use assets	37,386	45,664
Other assets	21,050	21,360
Total assets	$1,457,375	$1,706,404

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$18,377	$33,103
Current portion of long-term debt	4,628	8,744
Accounts payable	13,370	13,584
Accrued expenses	98,253	110,079
Settlement processing obligations	287,328	449,302
Current portion of operating lease liabilities, inclusive of related party liability of $1.2 million at March 31, 2020 and December 31, 2019	7,032	7,087
Due to related parties	4,067	7,325
Total current liabilities	433,055	629,224
Long-term debt, net of current portion	708,117	693,169
Due to related parties	385	385
Deferred tax liabilities	12,794	17,260
Tax receivable agreement obligations, inclusive of related party liability of $141.3 million and $141.1 million at March 31, 2020 and December 31, 2019, respectively	150,398	150,274
ISO reserves	2,693	2,758
Operating lease liabilities, net of current portion, inclusive of related party liability of $2.9 million and $3.2 million at March 31, 2020 and December 31, 2019, respectively	33,166	41,703
Other long-term liabilities	1,391	1,830
Total liabilities	1,341,999	1,536,603
Commitments and contingencies
Redeemable non-controlling interests	619,205	1,052,448
Shareholders' equity (deficit):
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 41,361,208 and 41,233,954 shares at March 31, 2020 and December 31, 2019, respectively	4	4
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 34,163,538 shares at March 31, 2020 and December 31, 2019, respectively	3	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 2,317,955 and 2,321,955 shares at March 31, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 4,339,978 and 4,354,978 shares at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	6,035	—
Accumulated deficit attributable to Class A common stock	(246,961)	(587,358)
Accumulated other comprehensive loss	(20,504)	(1,948)
Total EVO Payments, Inc. shareholders' deficit	(261,423)	(589,299)
Nonredeemable non-controlling interests	(242,406)	(293,348)
Total deficit	(503,829)	(882,647)
Total liabilities and deficit	$1,457,375	$1,706,404

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$111,169	$111,518
Operating expenses:
Cost of services and products	23,129	24,083
Selling, general, and administrative	72,303	66,422
Depreciation and amortization	21,424	22,745
Impairment of intangible assets	—	6,632
Total operating expenses	116,856	119,882
Loss from operations	(5,687)	(8,364)
Other (expense) income:
Interest income	413	675
Interest expense	(9,867)	(11,652)
Income from investment in unconsolidated investees	40	216
Other (expense) income, net	(49)	1,094
Total other expense	(9,463)	(9,667)
Loss before income taxes	(15,150)	(18,031)
Income tax benefit (expense)	1,580	(988)
Net loss	(13,570)	(19,019)
Less: Net income attributable to non-controlling interests in consolidated entities	1,039	582
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	(9,801)	(14,311)
Net loss attributable to EVO Payments, Inc.	$(4,808)	$(5,290)

Earnings per share
Basic	$(0.12)	$(0.20)
Diluted	$(0.12)	$(0.20)

Weighted-average Class A common stock outstanding
Basic	41,259,398	26,365,552
Diluted	41,259,398	26,365,552

Comprehensive loss:
Net loss	$(13,570)	$(19,019)
Unrealized loss on foreign currency translation adjustment, net of tax (1)	(47,709)	(2,476)
Comprehensive loss	(61,279)	(21,495)
Less: Comprehensive loss attributable to non-controlling interests in consolidated entities	(3,749)	(573)
Less: Comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	(34,166)	(15,332)
Comprehensive loss attributable to EVO Payments, Inc.	$(23,364)	$(5,590)

(1)	Net of tax benefit of $6.1 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

	Shareholders' Equity (Deficit)
										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2019	26,025	$3	35,914	$4	2,461	$—	16,786	$1	$178,176	$(223,799)	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093

Prior period adjustment*	—	—	—	—	—	—	—	—	(20,629)	—	—	(20,629)	20,629	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,290)	—	(5,290)	(4,797)	(10,087)	(8,932)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,047)	(1,047)	404	(643)	(2,580)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)	(5,465)
Share-based compensation expense	—	—	—	—	—	—	—	—	1,845	—	—	1,845	—	1,845	—
Vesting of equity awards	—	—	—	—	—	—	—	—	(129)	—	—	(129)	—	(129)	—
Deferred taxes in connection with share exchanges and secondary offerings	(2)	—	—	—	—	—	—	—	121	—	—	121	—	121	—
Tax receivable agreement in connection with share exchanges and secondary offerings	—	—	—	—	—	—	—	—	334	—	—	334	—	334	—
Exchanges of Class D common stock for Class A common stock	491	—	—	—	(12)	—	(479)	—	(20,293)	—	—	(20,293)	20,293	—	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(646)	—	(646)	(457)	(1,103)	1,103
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(98,922)	—	(98,922)	(70,062)	(168,984)	168,984
Balance, March 31, 2019	26,514	$3	35,914	$4	2,449	$—	16,307	$1	$139,425	$(328,657)	$(4,040)	$(193,264)	$(848,079)	$(1,041,343)	$1,163,203

*The prior period adjustment relates to the nonredeemable non-controlling interests, which are the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company as of December 31, 2018, that were retrospectively adjusted to reflect the exchange of certain Class C and D shares to Class A shares. This immaterial adjustment decreased the previously reported amounts of additional paid-in capital and nonredeemable non-controlling interests, as reported in the consolidated balance sheet and consolidated statement of changes in equity as of December 31, 2018, by $20.6 million.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

	Shareholders' Equity (Deficit)
										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2020	41,234	$4	34,164	$3	2,322	$—	4,355	$—	$—	$(587,358)	$(1,948)	$(589,299)	$(293,348)	$(882,647)	$1,052,448

Net loss	—	—	—	—	—	—	—	—	—	(4,808)	—	(4,808)	(1,474)	(6,282)	(7,288)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(18,556)	(18,556)	(3,977)	(22,533)	(25,176)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(63)	(63)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	3,585	—	—	3,585	—	3,585	—
Vesting of equity awards	107	—	—	—	—	—	—	—	(339)	—	—	(339)	—	(339)	—
Exercise of stock options	1	—	—	—	—	—	—	—	17	—	—	17	—	17	—
Exchanges of Class C and Class D common stock for Class A common stock	19	—	—	—	(4)	—	(15)	—	(882)	—	—	(882)	882	—	—
Deferred taxes in connection with share exchanges	—	—	—	—	—	—	—	—	3,632	—	—	3,632	—	3,632	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	22	—	—	22	—	22	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	25,069	—	25,069	4,036	29,105	(29,105)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	320,136	—	320,136	51,538	371,674	(371,674)
Balance, March 31, 2020	41,361	$4	34,164	$3	2,318	$—	4,340	$—	$6,035	$(246,961)	$(20,504)	$(261,423)	$(242,406)	$(503,829)	$619,205

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,570)	$(19,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,424	22,745
Amortization of deferred financing costs	669	673
Change in fair value of contingent consideration	(43)	1,953
Share-based compensation expense	3,585	1,845
Impairment of intangible assets	—	6,632
Accrued interest expense	(4,116)	553
Deferred taxes, net	(4,833)	(544)
Other	(10)	(22)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,615	1,187
Other receivables	5,307	(612)
Inventory	(1,939)	(758)
Other current assets	(1,699)	(1,143)
Operating lease right-of-use assets	1,807	1,592
Other assets	(436)	88
Related parties, net	(1,831)	246
Accounts payable	466	1,616
Accrued expenses	(3,948)	(5,895)
Settlement processing funds, net	(29,222)	(129,102)
Operating lease liabilities	(1,822)	(1,674)
Other	(65)	26
Net cash used in operating activities	(26,661)	(119,613)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(3,030)
Purchase of equipment and improvements	(5,167)	(6,503)
Acquisition of intangible assets	(1,702)	(1,660)
Collections of notes receivable	12	1,400
Net cash used in investing activities	(6,857)	(9,793)
Cash flows from financing activities:
Proceeds from long-term debt	176,747	126,597
Repayments of long-term debt	(176,420)	(117,713)
Deferred financing costs paid	—	(2)
Contingent consideration paid	(781)	(331)
Repurchases of shares to satisfy minimum tax withholding	(339)	(130)
Proceeds from exercise of common stock options	17	—
Distribution to non-controlling interests holders	(63)	(5,480)
Net cash (used in) provided by financing activities	(839)	2,941
Effect of exchange rate changes on cash and cash equivalents	(12,635)	(3,149)
Net decrease in cash and cash equivalents	(46,992)	(129,614)
Cash and cash equivalents, beginning of period	304,089	350,697
Cash and cash equivalents, end of period	$257,097	$221,083

See accompanying notes to unaudited condensed consolidated financial statements.

The presentation of cash flows from operating activities for the three months ended March 31, 2019 was revised from the amounts previously reported to conform with the presentation required by the retroactive adoption of ASC 842 as of January 1, 2019.

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 50.3% of the membership interests of EVO, LLC as of March 31, 2020. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO, and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

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

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the unaudited condensed consolidated statement of changes in equity (deficit) for the three months ended March 31, 2020 and 2019, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of redeemable non-controlling interests (“RNCI”), evaluation of realizability of deferred tax assets, determination of liabilities under the tax receivable agreement, determination of liabilities and corresponding right-of-use assets arising from lease agreements, determination of fair value of share-based compensation, establishment of severance liabilities, establishment of allowance for doubtful accounts, and assessment of recoverability of long-lived assets.

(c)	Principles of Consolidation

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

(d)	Cash and Cash Equivalents and Merchant Reserves

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less. Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the day following receipt in satisfaction of the settlement process. Included in cash and cash equivalents are settlement-related cash and merchant reserves.

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of March 31, 2020 and December 31, 2019, settlement-related cash balances were $100.3 million and $178.8 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining the merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of March 31, 2020 and December 31, 2019, merchant reserves were $87.1 million and $85.8 million, respectively.

(e)	Recent Accounting Pronouncements

New accounting pronouncements issued by the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies are adopted as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, with amendments in 2019 and 2020. This update requires companies to immediately recognize the estimate for credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update provides clarification and modifies the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the fair value measurement disclosures included in the Company’s consolidated financial statements.

Internal Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update aligns the requirements for capitalizing certain implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this ASU on January 1, 2020. This ASU could have a material effect on future financial results depending on whether or not the Company implements new software with significant implementation costs, as they would be deferred and expensed over the term of the agreement. The adoption of this ASU did not have a material impact on the Company’s current consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of ASU 2020-04 on its consolidated financial statements and does not expect the impact to be material.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration.

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. The revenue recognized from the sale and rental of POS equipment totaled $9.9 million and $9.7 million for the three months ended March 31, 2020 and 2019, respectively.

The table below presents a disaggregation of the Company’s revenue by segment and by division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also has referral arrangements with ISOs that refer merchants to the Company. The Company also utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners.

●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports business-to-business customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of independent sales organizations (“ISO”) relationships. The Company is not focused on this sales model, and it will represent an increasingly smaller portion of the business over time.

	Three Months Ended March 31, 2020
	Americas	Europe	Total
	(In thousands)
Divisions:
Direct	$35,677	$31,059	$66,736
Tech-enabled	28,283	9,238	37,521
Traditional	6,912	—	6,912
Totals	$70,872	$40,297	$111,169

	Three Months Ended March 31, 2019
	Americas	Europe	Total
	(In thousands)
Divisions:
Direct	$35,111	$33,084	$68,195
Tech-enabled	26,607	8,469	35,076
Traditional	8,247	—	8,247
Totals	$69,965	$41,553	$111,518

(3)       Settlement Processing Assets and Obligations

Settlement assets and obligations represent intermediary balances within the settlement process involving the movement of funds between consumers, card issuers, card networks, the Company, and its merchants.  The Company processes funds settlement through two models, the sponsorship model and the direct membership model.

In certain markets, the Company operates under the sponsorship of Member Banks to process transactions through card networks such as Visa and MasterCard. As such, the Company has an agreement with these banks which dictates the sponsorship services to be provided to the Company. It is the responsibility of the Member Bank to ensure that the Company is in adherence with card network standards. The sponsoring Member Bank serves as the acquiring bank (“Acquiring Bank”) under this model.

In other markets, the Company has direct membership with the various card networks and performs the process of funds settlement. As a direct member, it is the Company’s responsibility to adhere to the standards of the card networks. The Company serves as the Acquiring Bank under the direct membership model.

The card networks operate as an intermediary between the card issuing banks and the Acquiring Banks, whereby funds are received by the card issuing banks and remitted to the Acquiring Bank via the card networks on a daily basis. The Company then remits these funds to its merchants, either through a Member Bank under the sponsorship model, or directly to merchants under the direct membership model.  Incoming funds due from the card networks on behalf of the card issuing bank are classified as receivables from networks in the table below, whereas the funds due from the Company to its merchants are classified as settlement liabilities.

The Company enters into agreements with its merchants which outline the fees charged by the Company for processing payment transactions and performing funds settlement. Under the sponsorship model, these agreements are between the Company, the Member Bank, and the merchant, whereas under the direct membership model, these agreements are exclusively between the Company and the merchant. Fees are either settled daily or monthly on a net basis or monthly through an invoice arrangement. Receivables from merchants as presented below represent amounts either net settled or invoiced to the Company’s merchants related to the various fees associated with the payment processing and funds settlement services provided by the Company.

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

A summary of settlement processing assets and obligations is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Settlement processing assets:
Receivable from card networks	$118,499	$232,458
Receivable from merchants	81,858	96,179
Totals	$200,357	$328,637

Settlement processing obligations:
Settlement liabilities due to merchants	$(200,256)	$(363,545)
Merchant reserves	(87,072)	(85,757)
Totals	$(287,328)	$(449,302)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted net loss per Class A common share (in thousands, except share and per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019

Numerator:
Net loss attributable to EVO Payments, Inc.	$(4,808)	$(5,290)

Denominator:
Weighted-average Class A common stock outstanding	41,259,398	26,365,552
Effect of dilutive securities	—	—
Total dilutive securities	41,259,398	26,365,552

Earnings per share:
Basic	$(0.12)	$(0.20)
Diluted	$(0.12)	$(0.20)

Anti-dilutive securities:
Stock options	3,913,049	2,342,168
RSUs	1,027,873	601,050
RSAs	4,791	34,880
Class C common stock	2,318,944	2,449,055
Class D common stock	4,344,758	16,306,954

Earnings per share is not separately presented for Class B common stock, Class C common stock, and Class D common stock since they have no economic rights to the earnings of the Company. Class B common stock is not considered when calculating dilutive EPS as this class of common stock may not convert to Class A common stock. Class C common stock and Class D common stock are considered in the calculation of dilutive EPS on an if-converted basis as these classes, together with the related LLC Interests, have exchange rights into Class A common stock that could result in additional Class A common stock being issued. However, the Company is in a net loss position, as such, Class C common stock and Class D common stock are anti-dilutive. All other potentially dilutive securities are determined based on the treasury stock method. Refer to Note 19, “Shareholders’ Equity”, for further information on rights to each class of stock.

(5)	Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) that requires the Company to make payments to the Continuing LLC Owners, as defined in Note 19, “Shareholders’ Equity”, that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of LLC Interests and paired Class C common stock or paired Class D common stock for Class A common stock, purchases or redemptions of LLC Interests, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. Due to net losses attributable to the Company in 2019, there were no realized tax savings attributable to the TRA, therefore no payments have been made related to the TRA obligation.

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through March 31, 2020, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $176.9 million ($165.8 million net of amortization) and $150.4 million, respectively at March 31, 2020. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of March 31, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges or sales of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive loss.

(6) Acquisitions

The Company determined the pro forma impact of the acquisitions below was not significant individually and in the aggregate, to the Company’s operating results and is, therefore, not separately presented.

2019 Acquisitions

(a)	Delego Software ULC

In September 2019, a subsidiary of EVO, Inc. acquired 100% of the outstanding shares of Delego Software ULC (“Delego”), an unlimited liability company governed by the laws of the Province of British Columbia, Canada, for CAD 42.6 million ($32.4 million, based on the foreign exchange rate at the time of the acquisition), which was funded with cash drawn from the Company’s debt facilities and fully paid at closing. The acquisition of Delego expands the Company’s integrated payment solutions business as Delego is a provider of SAP integrated payments for business to business customers. The results of operations of Delego are included in the Company’s consolidated statement of operations and comprehensive loss from the date of the acquisition in the Company’s Americas segment through the end of the period.

As of March 31, 2020, the allocation of purchase price is preliminary, specifically with regards to deferred tax liabilities, because the Company has not yet completed its analysis of the historical tax records. Thus, the measurements of fair value set forth below are subject to change. The Company expects to finalize the valuations as soon as practical, but not later than one year from the acquisition date.

The estimated acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	As of the	Estimated
	acquisition date	Useful Life
Finite-lived intangible assets	(In thousands )
Acquired software	$8,513	7 years
Customer relationships	2,964	15 years
Trademarks	836	2 years
Deferred tax liabilities	(3,116)
Other assets, net	590
Goodwill	22,628
Total purchase price	$32,415

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

(7) Leases

The Company retroactively adopted ASC 842 effective January 1, 2019, using the modified retrospective transition method. The Company elected to account for lease and nonlease components in a lease arrangement as a combined lease component for all classes of leased assets. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further discussion.

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company has no finance leases as of March 31, 2020 and December 31, 2019. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 7.21 years and 7.79 years at March 31, 2020 and December 31, 2019, respectively. The Company has no significant short-term leases as of March 31, 2020 and December 31, 2019.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of the lease liabilities were 6.44% and 6.67% as of March 31, 2020 and December 31, 2019, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended March 31, 2020 and 2019 were $3.0 million and $2.8 million, respectively, and are included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. Total lease costs include variable lease costs of approximately $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, which are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of March 31, 2020, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2020 (remainder of the year)	$9,245
2021	8,258
2022	7,660
2023	5,521
2024	5,013
2025 and thereafter	15,127
Total future minimum lease payments (undiscounted)	50,824
Less: present value discount	(10,626)
Present value of lease liability	$40,198

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	March 31,	December 31,
	Years	2020	2019
		(In thousands)
Card processing	3-5	$140,022	$137,190
Office equipment	3-5	43,019	42,561
Computer software	3	42,581	42,621
Leasehold improvements	various	18,437	17,870
Furniture and fixtures	5-7	6,277	6,019
Totals		250,336	246,261
Less accumulated depreciation		(164,503)	(155,323)
Foreign currency translation adjustment		(5,153)	3,526
Totals		$80,680	$94,464

Depreciation expense related to equipment and improvements was $10.1 million and $10.5 million for the three months ended March 31, 2020 and 2019, respectively.

In the three months ended March 31, 2020, equipment and improvements, gross, and accumulated depreciation were each reduced by $1.1 million and $0.9 million, respectively, and in the three months ended March 31, 2019 by $4.6 million and $4.5 million, respectively, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	March 31, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net
	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(167,117)	$(5,686)	$(37,152)	$83,626
Marketing alliance agreements	186,081	(61,026)	(7,557)	(28,066)	89,432
Trademarks, definite-lived	21,628	(9,608)	(118)	(3,852)	8,050
Internally developed and acquired software	85,762	(29,001)	(10,190)	(4,000)	42,571
Non-compete agreements	6,462	(6,093)	-	-	369
Total	$593,514	$(272,845)	$(23,551)	$(73,070)	$224,048

	December 31, 2019
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net
	(In thousands)
Merchant contract portfolios and customer relationships	$296,033	$(163,358)	$(7,089)	$(26,347)	$99,239
Marketing alliance agreements	191,879	(59,545)	(11,920)	(17,468)	102,946
Trademarks, definite-lived	29,493	(13,129)	(2,631)	(4,600)	9,133
Internally developed and acquired software	84,060	(26,042)	(10,190)	(2,110)	45,718
Non-compete agreements	6,462	(5,938)	-	-	524
Trademarks, indefinite-lived	18,499	-	(18,499)	-	-
Total	$626,426	$(268,012)	$(50,329)	$(50,525)	$257,560

As of March 31, 2020, the gross carrying value of merchant contract portfolios and customer relationships, marketing alliance agreements, and definite and indefinite-lived trademarks were reduced by $2.4 million, $5.8 million, $7.9 million, and $18.5 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for the write off of fully impaired intangible assets.

Amortization expense related to intangible assets was $11.3 million and $12.4 million for the three months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to March 31, 2020:

(In thousands)
Years ending:
2020 (remainder of the year)	$33,216
2021	39,196
2022	32,874
2023	24,678
2024	15,691
2025 and thereafter	78,393
Total	$224,048

The following represents net intangible assets by segment:

	March 31,	December 31,
	2020	2019
	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$62,257	$74,791
Marketing alliance agreements	61,469	72,272
Trademarks, definite-lived	2,722	2,994
Internally developed and acquired software	26,291	28,697
Non-compete agreements	339	489
Total	153,078	179,243

Europe
Merchant contract portfolios and customer relationships	21,369	24,448
Marketing alliance agreements	27,963	30,674
Trademarks, definite-lived	5,328	6,139
Internally developed and acquired software	16,280	17,021
Non-compete agreements	30	35
Total	70,970	78,317

Total intangible assets, net	$224,048	$257,560

Goodwill activity for the three months ended March 31, 2020, in total and by reportable segment, was as follows:

	Reportable Segment

	Americas	Europe	Total
	(In thousands)
Goodwill, gross, as of December 31, 2019	$268,049	$135,080	$403,129
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2019	268,049	110,789	378,838
Foreign currency translation adjustment	(10,810)	(6,926)	(17,736)
Goodwill, net, as of March 31, 2020	$257,239	$103,863	$361,102

(10)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Compensation and related benefits	$14,156	$18,460
Third-party processing and payment network fees	36,863	36,409
Trade payables	12,449	11,571
Taxes payable	10,998	18,556
Commissions payable to third parties and agents	13,049	15,030
Unearned revenue	3,634	4,309
Other	20,474	19,328
Total accounts payable and accrued expenses	$111,623	$123,663

(11) Related Party Transactions

Related party balances consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Due from related parties, current	$345	$1,125
Due to related parties, current	(4,067)	(7,325)
Due to related parties, long-term	(385)	(385)

Due from related parties, current, consists of receivables due from non-controlling interest holders of consolidated subsidiaries.

Due to related parties, current, consists of $2.8 million and $5.5 million as of March 31, 2020 and December 31, 2019, respectively, primarily due to non-controlling interest holders of consolidated subsidiaries, and $1.3 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively, representing commissions payable to unconsolidated investees of the Company.

Due to related parties, long-term, consists of ISO commission reserves.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman. As of March 31, 2020 and December 31, 2019, the liability related to this lease amounted to $3.9 million and $4.1 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets. The Company subleases a portion of this office space to an unconsolidated investee. Sublease income was less than $0.1 million for each of the three months ended March 31, 2020 and 2019.

The Company leases vehicles from the non-controlling interest holder of a consolidated subsidiary. As of March 31, 2020 and December 31, 2019, these lease liabilities amounted to $0.3 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement”, for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $4.4 million for each of the three months ended March 31, 2020 and 2019. The sale of equipment and services to these unconsolidated investees amounted to $0.1 million for each of three months ended March 31, 2020 and 2019.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. Blueapple is controlled by entities affiliated with the Company’s founder and chairman, Rafik R. Sidhom. The expense related to these services was less than $0.1 million for each of the three months ended March 31, 2020 and 2019.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For each of the three months ended March 31, 2020 and 2019, the Company paid commissions of $0.1 million related to this activity.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For each of the three months ended March 31, 2020 and 2019, the Company paid $0.1 million in commissions and other expenses to NFP.

On April 21, 2020, the Company issued 152,250 shares of series A convertible preferred stock to an affiliate of MDP for a purchase price of $985.221685 per share. The Company also reimbursed MDP for $0.8 million of expenses in connection with the offer and sale of the preferred stock. Refer to Note 21, “Subsequent Events”, for additional details regarding the transaction and the terms of the preferred stock.

(12)	Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the three months ended March 31, 2020, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2020 results. Therefore, the Company recorded a tax expense for the three months ended March 31, 2020 based on its actual effective tax rate.

The Company’s effective tax rate (“ETR”) was 10.43% and (5.5)% for the three months ended March 31, 2020 and 2019, respectively. The Company recorded a tax benefit of $1.9 million in the three months ended March 31, 2020 from a partial release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. The variance in the ETR for the three months ended March 31, 2020 and 2019 primarily relates to the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended March 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations after taking into account the Company’s recovery from the COVID-19 pandemic and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. Valuation allowances were established in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (the “Senior Secured Credit Facilities”). On May 25, 2018, the Company repaid all outstanding amounts under the second lien credit facility using a portion of the proceeds from the IPO. As of March 31, 2020, the Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively.

As of March 31, 2020 and December 31, 2019, the Company’s long-term debt consists of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
First lien term loan	$646,114	$650,891
First lien revolver	75,950	60,987
Less debt issuance costs	(9,319)	(9,965)
Total long-term debt	712,745	701,913
Less current portion of long-term debt, including accrued interest(1) of $4.1 million as of December 31, 2019	(4,628)	(8,744)
Total long-term debt, net of current portion	$708,117	$693,169

(1)	Accrued interest of approximately $0.5 million as of March 31, 2020 is presented within accrued expenses on the unaudited condensed consolidated balance sheet.

Principal payment requirements on the above obligations in each of the years remaining subsequent to March 31, 2020 are as follows:

(In thousands)
Years ending March 31 :
2020 (remainder of the year)	$4,945
2021	6,593
2022	6,593
2023	703,933
2024	—
2025 and thereafter	—
Total	$722,064

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of March 31, 2020, the Company was in compliance with all its financial covenants. Refer to Note 21, “Subsequent Events”, for further information regarding the limited waiver obtained with respect to the Senior Secured Credit Facilities.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies.

At March 31, 2020 and December 31, 2019, the Company had $18.7 million and $33.3 million outstanding under these lines of credit, respectively, with additional capacity of $137.9 million and $133.9 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 3.6% and 4.3% as of March 31, 2020 and December 31, 2019, respectively.

Refer to Note 14, "Long-Term Debt and Lines of Credit" to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for discussion regarding the Company’s long-term debt and lines of credit.

(14)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash investing and financing activities are as follows for the three months ended March 31, 2020 and 2019:

	2020	2019
	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$12,680	$10,230
Income taxes paid	4,340	4,965
Cash paid for amounts included in operating lease liabilities	2,533	2,305

Supplemental disclosure of non-cash investing and financing activities:
Acquisition holdback payable	$—	$337
Exchanges of Class C and Class D common stock for Class A common stock	882	20,293
Operating lease liabilities arising from obtaining new or modified right-of-use assets	2,262	8,098
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(6,701)	—

(15)     Redeemable Non-controlling Interests

The Company owns 66% of eService, the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski has the option to compel the Company to purchase the shares of eService held by PKO Bank Polski, at a price per share based on the fair value of the shares. The option expires on January 1, 2024. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. At each balance sheet date, the RNCI is reported at its redemption value, which represents the estimated fair value, with a corresponding adjustment to accumulated deficit.

As of March 31, 2020, EVO, Inc. owns 50.3% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“Nasdaq”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets and is reported at redemption value, which represents fair value, with a corresponding adjustment to accumulated deficit.

The following table details the components of RNCI for the three months ended March 31, 2020 and for the year ended December 31, 2019:

	March 31, 2020			December 31, 2019
	Blueapple	eService	Total	Blueapple	eService	Total
	(In thousands)
Beginning balance	$902,258	$150,190	$1,052,448	$885,986	$124,107	$1,010,093
Net (loss) income	(8,201)	913	(7,288)	(14,567)	7,855	(6,712)
Loss on OCI	(20,389)	(4,787)	(25,176)	241	(470)	(229)
Purchase of Blueapple Class B common stock in connection with secondary offerings	—	—	—	(48,447)	—	(48,447)
Decrease in maximum redemption amount in connection with purchase of Blueapple Class B common stock	—	—	—	(2,843)	—	(2,843)
(Decrease) increase in the maximum redemption amount	(371,674)	(49,813)	(421,487)	93,845	28,173	122,018
Allocation of eService fair value RNCI adjustment to Blueapple	20,708	—	20,708	(11,957)	—	(11,957)
Distributions	—	—	—	—	(9,475)	(9,475)
Ending balance	$522,702	$96,503	$619,205	$902,258	$150,190	$1,052,448

(16)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	March 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$15,644	$—	$—	$15,644
Contingent consideration	—	—	(1,568)	(1,568)
Blueapple RNCI	(522,702)	—	—	(522,702)
eService RNCI	—	—	(96,503)	(96,503)
Total	$(507,058)	$—	$(98,071)	$(605,129)

	December 31, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$7,715	$—	$—	$7,715
Contingent consideration	—	—	(2,300)	(2,300)
Blueapple RNCI	(902,258)	—	—	(902,258)
eService RNCI	—	—	(150,190)	(150,190)
Total	$(894,543)	$—	$(152,490)	$(1,047,033)

Cash equivalents consist of a money market fund that is valued using a market price in an active market (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

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

The fair value of eService’s RNCI is determined utilizing an income approach, weighted at 75%, based on the forecasts of expected future cash flows, and the market approach, weighted at 25%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included the Weighted-Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 14.5%, based on the markets in which the business operates and growth rates used within the future cash flows, which were up to 10.0%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of March 31, 2020 were 2.75x-3.00x and 6.00x-6.25x for revenue and EBITDA, respectively.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of long-term debt as of March 31, 2020 and December 31, 2019 was $639.0 million and $711.9 million, respectively. The estimated fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is based on quoted bid-ask spreads within the lender syndicate.

Visa Series C preferred stock are carried at cost in the amount of $14.7 million as of March 31, 2020 and December 31, 2019, and are presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the Visa Series C preferred stock of $32.4 million and $37.8 million as of March 31, 2020 and December 31, 2019 is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of March 31, 2020 and the conversion factor of Visa Series C preferred stock to Visa Class A common stock as of March 31, 2020, inclusive of a discount rate due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

(17)	Commitments and Contingencies

Litigation

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(18)Segment Information

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Segment revenue:
Americas	$70,872	$69,965
Europe	40,297	41,553
Revenue	$111,169	$111,518

Segment profit:
Americas	$19,960	$14,880
Europe	8,823	9,693
Total segment profit	28,783	24,573
Corporate	(10,509)	(7,619)
Depreciation and amortization	(21,424)	(22,745)
Net interest expense	(9,454)	(10,977)
Provision for income tax benefit (expense)	1,580	(988)
Share-based compensation expense	(3,585)	(1,845)
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	(9,801)	(14,311)
Net loss attributable to EVO Payments, Inc.	$(4,808)	$(5,290)

Capital expenditures:
Americas	$3,831	$1,866
Europe	1,336	4,637
Consolidated total capital expenditures	$5,167	$6,503

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended March 31, 2020, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 40.3%, 20.6%, and 16.5%, respectively. For the three months ended March 31, 2019, revenue in the United States, Mexico and Poland, as a percentage of total consolidated revenue, was 41.4%, 19.3%, and 18.6%, respectively. For the three months ended March 31, 2020 and 2019, there is no one customer that represents more than 10% of total revenue.

(19)	Shareholders’ Equity

EVO, Inc. is a holding company and its principal assets are the LLC Interests and preferred membership interests (“Preferred LLC Interests”) in EVO, LLC. As the sole managing member of EVO, LLC, the Company operates and controls all of the business and affairs of EVO, LLC and its subsidiaries. The Company has the sole voting interest in, and controls the management of, EVO, LLC. Therefore, EVO, Inc. has consolidated the financial results of EVO, LLC and its subsidiaries.

The Company has four classes of common stock outstanding: Class A common stock, Class B common stock (classified as redeemable non-controlling interest), Class C common stock (classified as non-redeemable non-controlling interest) and Class D common stock (classified as non-redeemable non-controlling interest). The Company has one class of preferred stock outstanding, its Series A convertible preferred stock (the “Preferred Stock”), which is convertible (subject to certain limitations) into shares of Class A common stock. The Preferred Stock was issued on April 21, 2020 in connection with an investment by MDP. Refer to Note 21, “Subsequent Events”, for further information regarding the Preferred Stock and Preferred LLC Interests.

The voting and economic rights associated with our classes of common stock are summarized in the following table:

Class of Common Stock	Holders	Voting rights*	Economic rights

Class A common stock	Public, MDP, Executive Officers, and Current and Former Employees	One vote per share	Yes
Class B common stock	Blueapple	15.9%	No
Class C common stock	Executive Officers	3.5 votes per share, subject to aggregate cap	No
Class D common stock	MDP and Current and Former Employees	One vote per share	No
Series A Preferred Stock	MDP	On an as-converted basis**	Yes

*

Subject to certain ownership requirements, on the third anniversary of the consummation of the IPO (i.e. May 25, 2021) the voting rights of our Class B common stock will cease and each share of our Class C common stock will automatically convert into a share of our Class D common stock.

**  Subject to certain voting caps as specified in the certificate of designations for the Preferred Stock

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

Continuing LLC Owners also hold certain registration rights pursuant to a registration rights agreement. MDP holds demand registration rights that require the Company to register shares of Class A common stock held by it, including any Class A common stock received upon its exchange of Class A common stock for its LLC Interests, or upon conversion of any shares of Preferred Stock held by MDP. All Continuing LLC Owners (other than Blueapple) hold customary piggyback registration rights, which includes the right to participate on a pro rata basis in any public offering the Company conducts in response to its receipt of a sale notice from Blueapple. Blueapple also has the right, in connection with any public offering the Company conducts (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that the Company uses its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase a like amount of Blueapple’s LLC Interests.

(20)	Stock Compensation Plans and Share-Based Compensation Awards

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Share-based compensation expense	$3,585	$1,845
Income tax benefit	$(407)	$(139)

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2020 and 2019. Prior to the consummation of the IPO, no liquidity event was probable and, as such, no share-based compensation expense had been recognized for these awards. On the modification date, there were 35 members of management and current and former employees who held UARs.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted-average grant date fair value

Balance at December 31, 2019	8	$16.00
Granted	—	—
Vested	(3)	16.00
Forfeited	—	—
Balance at March 31, 2020	5	$16.00

As of March 31, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSAs was less than $0.1 million and $0.2 million. The total fair value of shares vested during the three months ended March 31, 2020 and 2019, was less than $0.1 million and $0.2 million, respectively.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $1.7 million and $0.7 million, respectively, for the three months ended March 31, 2020 and 2019.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2019	876	$22.30
Granted	601	23.22
Vested	(124)	26.01
Forfeited	(8)	22.41
Balance at March 31, 2020	1,345	$22.37

As of March 31, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSUs was $27.7 million and $18.3 million. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 3.0 years as of March 31, 2020 and 3.4 years as of March 31, 2019. The total fair value of shares vested during the three months ended March 31, 2020 was $3.2 million. No RSUs vested during the three months ended March 31, 2019.

Stock options

The Company recognized share-based compensation expense for the stock options granted of $1.9 million and $1.0 million, for the three months ended March 31, 2020 and 2019.

A summary of stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total Intrinsic Value

Balance at December 31, 2019	3,369	$7.90	$20.46	8.77	$20,312
Granted	2,405	6.82	20.81
Exercised	(1)	6.68	16.00		9
Forfeited	(28)	8.08	21.36
Balance at March 31, 2020	5,745	$7.45	$20.60	9.21	$1,294

Exercisable at March 31, 2020	751	$7.83	$20.15	8.47	$—

As of March 31, 2020 and 2019, total unrecognized share-based compensation expense related to unvested stock options was $33.4 million and $22.9 million. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.6 years in 2020 and 3.5 years in 2019. Stock options granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual installments over a period of four years from grant date. Stock options granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the first anniversary of the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2020	2019

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	0.9%	2.5%
Expected volatility	30.2%	29.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value at grant date	$6.82	$9.43

The risk-free interest rate is based on the yield of a zero coupon United States Treasury security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has limited historical volatility. It is the Company’s intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero. The Company applies the simplified method in determining the expected life of the stock options as the Company has limited historical basis upon which to determine historical exercise periods. The Company’s assumption of the expected life is determined based on the general grant vesting period plus half of the remaining life through expiration. All stock options exercised will be settled in Class A common stock.

(21)	Subsequent Events

Subsequent events have been evaluated from the balance sheet date through the date on which the unaudited condensed consolidated financial statements were available to be issued.

Issuance of Preferred Stock

On April 21, 2020, the Company completed the issuance and sale of 152,250 shares of its newly-issued preferred stock, par value $0.0001 per share, designated as “Series A Convertible Preferred Stock” (the “Preferred Stock”) to MDCP Cardservices II, LLC, an entity affiliated with MDP (the “Purchaser”), pursuant to the terms of an investment agreement (the “Investment Agreement”), dated as of March 29, 2020, between the Company and the Purchaser. The Company received approximately $150.0 million in total gross proceeds from the sale of the Preferred Stock.

The Preferred Stock will rank senior to the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of Preferred Stock has initial liquidation preference of $1,000 per share. Holders of shares of Preferred Stock will be entitled to cumulative, paid-in-kind (“PIK”) dividends, which will be payable semi-annually in arrears by increasing the liquidation preference for each outstanding share of Preferred Stock. These PIK dividends accrue at an annual rate of (i) 6.00% per annum for the first ten years and (ii) 8.00% per annum thereafter, subject in each case to a 1.00% per annum increase in the event that approval of the investment by the Company’s stockholders as contemplated by Nasdaq listing rules (“Stockholder Approval”) is not obtained prior to the earlier of the Company’s 2021 annual meeting of stockholders and August 1, 2021. Holders of Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Class A Common Stock on an as-converted basis, and no dividends may be paid to holders of Class A Common Stock unless full participating dividends are concurrently paid to holders of Preferred Stock.

Each holder of Preferred Stock has the right, at its option, to convert its Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Class A Common Stock, at any time and from time to time after the receipt of Stockholder Approval or the consent of a majority of the Preferred Stock waiving the Company’s requirement to seek Stockholder Approval. The number of shares of Class A Common Stock into which a share of Preferred Stock will convert at any time is equal to the product of (i) the then-effective conversion rate and (ii) the quotient obtained by dividing the sum of the then-effective liquidation preference per share of Preferred Stock and the amount of any accrued and unpaid PIK dividends by the initial liquidation preference of $1,000. The conversion rate of the Preferred Stock is initially set at 63.2911 shares of Class A Common Stock, based on an implied conversion price of $15.80 per share of Class A Common Stock. The conversion rate is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. The conversion rate is also subject to adjustment for certain antidilutive offerings occurring during the first nine months following the issuance of the Preferred Stock, subject to certain caps set forth in the certificate of designations for the Preferred Stock. The Company has the right to settle any conversion at the request of a holder of Preferred Stock in cash based on the last reported sale price of the Class A Common Stock.

Subject to certain conditions, the Company may, at its option, require conversion of all (but not less than all) of the outstanding shares of Preferred Stock to Class A Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding notification of the election to convert, the last reported closing price of the Company’s Class A common stock is at least (i) 180% of the conversion price prior to the fourth semi-annual PIK dividend payment date, (ii) 170% of the conversion price on or after the fourth and prior to the sixth semi-annual PIK dividend payment date, (iii) 160% of the conversion price on or after the sixth and prior to the eighth semi-annual PIK dividend payment date, or (iv) 150% of the conversion price on or after the eighth semi-annual PIK dividend payment date. If the Company elects to mandatorily convert all outstanding shares of Preferred Stock prior to the sixth semi-annual PIK dividend payment date, then, for purposes of such conversion, the liquidation preference of each outstanding share of Preferred Stock will be increased by the compounded amount of all remaining scheduled PIK dividend payments on the Preferred Stock through, and including, the sixth semi-annual PIK dividend payment date.

Pursuant to the terms of the Certificate of Designations, prior to the receipt of Stockholder Approval, no holder of Series A Preferred Stock may convert shares of Series A Preferred Stock through either an optional or a mandatory conversion into shares of Class A Common Stock if and to the extent that such conversion would result in the holder beneficially owning in excess of 19.99% of the aggregate number of votes entitled to be cast generally at a meeting of the Company’s stockholders held for the election of directors by all outstanding shares of the Company’s common stock (regardless of class) (such limitation, the “Ownership Limitation”).

The holders of the Preferred Stock generally will be entitled to vote with the holders of the shares of Class A Common Stock on all matters submitted for a vote to the Class A common stockholders (voting together with the holders of shares of Class A Common Stock as one class) on an as-converted basis, subject to the Ownership Limitation. However, the voting power of the Preferred Stock on an as-converted basis is capped at all times to the extent that certain adjustments to the conversion price of the Preferred Stock occurring during the first nine months following the date the Series A Preferred Stock is initially issued would result in such conversion price declining below the closing price for the Company’s Class A common stock on March 27, 2020.

If the Company undergoes a Change of Control (as defined in the certificate of designations for the Series A Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such Change of Control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any).

In addition, pursuant to the Investment Agreement, until the earlier of (x) 36 months following the issuance of the Preferred Stock, and (y) the occurrence of a transaction resulting in a Change of Control (the “Standstill Period”), subject to customary exceptions and exceptions in the case of transfers to certain permitted transferees, transfers pursuant to certain business combinations, acquisition of assets or similar transaction entered into by the Company or any transaction resulting in a Change of Control, and transfers approved by the Company’s board of directors, the Purchaser will be subject to customary transfer restrictions with respect to the Series A Preferred Stock.

First Amendment to the Second Amended and Restated Limited Liability Company Agreement; Issuance of Preferred LLC Interests

In connection with the sale of the Preferred Stock, the Company and EVO, LLC entered into an amendment to the Second Amended and Restated Limited Liability Company Agreement of EVO, LLC to designate a new series of preferred membership interests titled “Series A Convertible Preferred Units,” with terms in the aggregate substantially equivalent to the Series A Preferred Stock (the “Preferred LLC Interests”), and to make other clarifying changes. On April 21, 2020, the Preferred LLC Interests were issued to the Company pursuant to the terms of a preferred unit purchase agreement.

Credit Facility Waiver

On May 5, 2020, the Company entered into a Limited Waiver (“Limited Waiver”) with respect to its Senior Secured Credit Facilities. The Limited Waiver effects certain changes applicable to the Company’s revolving credit facility, including: (1) waiver of any default or event of default resulting from noncompliance with the consolidated leverage ratio for the period beginning June 30, 2020 and ended on September 30, 2021 (such period of time, the “Covenant Waiver Period”), and during the Covenant Waiver Period the Company will be subject to (1) a consolidated leverage ratio of 6.0x for each fiscal quarter from the quarter ended June 30, 2020 through and including March 31, 2021, a consolidated leverage ratio of 5.5x for the fiscal quarter ended June 30, 2021 and a consolidated leverage ratio of 5.25x for the fiscal quarter ended September 30, 2021 and (2) increased limitations on restricted payments and the incurrence of indebtedness. Other than the items noted above, the Limited Waiver does not modify the significant terms of the Senior Secured Credit Facilities.

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

Founded in 1989 as an individually owned, independent sales organization in the United States, by 2012, we had transformed into an international payment processor and merchant acquirer. Today, the Company derives approximately 60% of its revenues from markets outside of the United States.

Our business operations are located across two segments: the Americas and Europe; and are comprised of three sales distribution channels: the Tech-enabled division, the Direct division, and the Traditional division. Our European segment is comprised of Western Europe (Spain, United Kingdom, Ireland, Germany and Malta) and Eastern Europe (Poland and the Czech Republic). Our Americas segment is comprised of the United States, Canada, and Mexico. In both Europe and the Americas, our payment technology solutions enable our customers to accept all forms of digital payments, including credit and debit card, gift card, ACH, and other market-specific payment solutions, among other forms of electronic payments, such as market-specific payment solutions. In both segments, we distribute our products and services through a combination of bank referrals, a direct sales force, and specialized integrated solution companies. Our distribution in the Americas segment also leverages sales agents in the United States (“Traditional”); in our European segment, we also provide ATM processing services to financial institutions and third-party ATM providers. These segments are evaluated based on their segment profits. For a full discussion on how we calculate segment profit, please refer to Note 18, “Segment Information.”

Our Tech-enabled division includes our integrated, B2B and eCommerce businesses. Our Direct division includes long-term, exclusive referral relationships with leading financial institutions as well as our direct sales force, such as our direct salespersons and call center representatives. In markets where we do not have an active bank referral network, such as the United States, our direct sales force represents the entirety of this division. Our Traditional division, unlike our Direct and Tech-enabled divisions, represents a merchant portfolio which is not actively managed by the Company. This division only exists in the United States, as it represents our heritage independent sales organizations (“ISO”) relationships, and its profits are used to invest in our growth opportunities, such as tech-enabled capabilities and M&A.

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

Executive overview

The Company delivered solid financial performance in the three months ended March 31, 2020, as demonstrated by the highlights below, although our performance was adversely impacted by the COVID-19 pandemic and ensuing government restrictions.

●	Revenue for the three months ended March 31, 2020 was $111.2 million, a decrease of 0.3% compared to the three months ended March 31, 2019. The decrease was primarily due to the unfavorable impact of changes in foreign exchange rates, as well as steep decline in payment volumes during the latter half of March as a result of government restrictions in response to COVID-19.
●	Americas segment profit for the three months ended March 31, 2020 was $19.9 million, 34.1% higher than the three months ended March 31, 2019.
●	Europe segment profit for the three months ended March 31, 2020 was $8.8 million, 9.0% lower than the three months ended March 31, 2019.
●	The Company processed approximately 0.9 billion transactions across the Americas and Europe in the three months ended March 31, 2020, an increase of 11.6% from the three months ended March 31, 2019.

COVID-19

Through the end of February 2020, consolidated revenue and transaction payment volume showed solid growth as compared to the same period in 2019. However, in early March of 2020, the COVID-19 pandemic and related government actions to control its spread began to impact our operating results. Principally in early March, year-over-year volumes began to decline in most of our markets and across most industry verticals. Through the end of the first quarter, weekly payment volumes had declined approximately 30% compared to the same period a year ago. Weekly volumes continued to decline in early April until reaching a low of approximately 40% by mid-April, and then improving over the last two weeks of April compared to the same period last year.

In the first quarter of 2020, we implemented a number of business continuity plans and formed a crisis management team to address challenges arising from the COVID-19 pandemic, including those related to the health and safety of our employees and partners, and to minimize disruption to our merchants. Beginning in early April 2020, we took a number of significant steps to align our cost structure and cash flows with the expected near-term revenue impact of COVID-19. These actions include a series of initiatives to reduce fixed costs up to 25% for the remainder of fiscal 2020 including significant reductions in payroll expenses through a combination of furloughs, terminations, and salary reductions. We also significantly reduced certain non-staff related expenses. In addition, the Company expects to reduce its capital expenditures for 2020 by approximately 75% compared to last year through the deferral of non-critical projects. The current decline in our volumes are less severe than we anticipated at the time we implemented our expense reduction initiatives. We will continue to actively manage our expenses and cash flows based on our revenues as economic activity resumes in our markets.

We expect that the COVID-19 pandemic will continue to adversely impact our business and results of operations through the second quarter and beyond. However, the extent of the impact on our future financial condition and operating results remains highly uncertain. Please refer to “Item 1A. Risk Factors”, for additional detail on how COVID-19 may impact our future results.

Factors impacting our business and results of operations

In general, our revenue is impacted by factors such as global consumer spending trends, foreign exchange rates, the pace of adoption of commerce-enablement and payment solutions, acquisitions and dispositions, types and quantities of products and services provided to enterprises, timing and length of contract renewals, new enterprise wins, retention rates, mix of payment solution types employed by consumers, and changes in card network fees, including interchange rates and size of enterprises served. In addition, we may pursue acquisitions from time to time. These acquisitions could result in redundant costs, such as increased interest expense resulting from any indebtedness incurred to finance any acquisitions, or could require us to incur losses as we restructure or reorganize our operations following these acquisitions.

Seasonality

We have experienced in the past, and expect to continue to experience, seasonality in our revenues as a result of consumer spending patterns. In both the Americas and Europe, our revenue has been strongest in our fourth quarter and weakest in our first quarter as many of our merchants experience a seasonal lift during the traditional vacation and holiday months. Operating expenses do not typically fluctuate seasonally. The government restrictions resulting from the COVID-19 pandemic have disrupted these typical seasonal patterns.

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

Increased regulations and compliance

We and our merchants are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. Our merchants are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the United States and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations. A number of our subsidiaries in our European segment hold a Payments Institution (“PI”) license, allowing them to operate in the European Union (“EU”) member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including the European Payment Services Directive of 2015 (“PSD2”). PSD2 contains a number of additional regulatory provisions and deadlines, such as provisions relating to Strong Customer Authentication (“SCA”), which requires industry wide systems upgrades. In the second half of 2019, we began updating our systems in preparation for the new SCA compliance requirements, which are planned to go into effect on December 31, 2020. Due to the COVID-19 pandemic, certain regulators have announced extensions to this date and indications are that extensions are being considered in all jurisdictions. From an operations perspective, we remain focused on developing, coordinating and implementing necessary updates with our merchants and third party providers, including hardware vendors, card issuers and the card networks. The EU has also enacted certain legislation relating to the offering of Dynamic Currency Conversion (“DCC”) services, which was scheduled to go into effect in April 2020. These new rules require additional disclosures to consumers in connection with our DCC product offerings. As a result of the COVID-19 pandemic, the EU Commission and other national regulators have indicated that enforcement of these regulations will be delayed in order to allow providers additional time to fully implement changes necessary to meet these regulations. Compliance with current and upcoming regulations and compliance deadlines remains a focus for the remainder of 2020 and beyond.

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

For the three months ended March 31, 2020, we processed approximately 0.9 billion transactions, which included 0.3 billion transactions in the Americas and 0.6 billion transactions in Europe. This represents an increase of 13.7% in the Americas and an increase of 10.7% in Europe for an aggregate increase of 11.6% compared to the three months ended March 31, 2019. The increase is primarily driven by organic growth and the increased acceptance and usage of debit cards for many of our large enterprise merchants. Transactions processed in the Americas and Europe accounted for 30% and 70%, respectively, of the total transactions we processed for the three months ended March 31, 2020.

Comparison of results for the three months ended March 31, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	March 31, 2020	% of revenue	March 31, 2019	% of revenue	$ change	% change
Segment revenue:
Americas	$70,872	63.8%	$69,965	62.7%	$907	1.3%
Europe	40,297	36.2%	41,553	37.3%	(1,256)	(3.0%)
Revenue	$111,169	100.0%	$111,518	100.0%	$(349)	(0.3%)

Operating expenses:
Cost of services and products	$23,129	20.8%	$24,083	21.6%	$(954)	(4.0%)
Selling, general and administrative	72,303	65.0%	66,422	59.6%	5,881	8.9%
Depreciation and amortization	21,424	19.3%	22,745	20.4%	(1,321)	(5.8%)
Impairment of intangible assets	—	0.0%	6,632	5.9%	(6,632)	(100.0%)
Total operating expenses	116,856	105.1%	119,882	107.5%	(3,026)	(2.5%)
Loss from operations	$(5,687)	(5.1%)	$(8,364)	(7.5%)	$2,677	(32.0%)

Segment profit:
Americas	$19,960	28.2%	$14,880	21.3%	$5,080	34.1%
Europe	$8,823	21.9%	$9,693	23.3%	$(870)	(9.0%)

Revenue

Revenue was $111.2 million for the three months ended March 31, 2020, a decrease of $0.3 million, or 0.3%, compared to the three months ended March 31, 2019, primarily due to the unfavorable impact of government actions related to COVID-19 and the unfavorable impact of changes in foreign exchange rates.

Americas segment revenue was $70.9 million for the three months ended March 31, 2020, an increase of $0.9 million, or 1.3%, compared to the three months ended March 31, 2019, primarily driven by growth in our Mexico market, offset by the unfavorable impact from government actions related to COVID-19 and changes in foreign exchange rates.

Europe segment revenue was $40.3 million for the three months ended March 31, 2020, a decrease of $1.3 million, or 3.0%, compared to the three months ended March 31, 2019, primarily due to the impact of government actions related to COVID-19, the unfavorable impact of changes in foreign exchange rates, and the other income recognized during the three months ended March 31, 2019 related to the termination of a marketing alliance agreement with Raiffeisen Bank Polska.

Operating expenses

Cost of services and products

Cost of services and products was $23.1 million for the three months ended March 31, 2020, a decrease of $0.9 million, or 4.0%, compared to the three months ended March 31, 2019, primarily due to lower processing costs. Our cost of services and products includes both fixed and variable components, with variable components dependent upon payment processing activity. The decrease in cost was due to the variable component from the decrease in payment processing activity.

Selling, general and administrative expenses

Selling, general and administrative expenses were $72.3 million for the three months ended March 31, 2020, an increase of $5.9 million, or 8.9%, compared to the three months ended March 31, 2019. The increase was due primarily to the expense recognized in connection with share-based compensation awards granted in 2019 and during the three months ended March 31, 2020 and professional fees related to specific business development initiatives for the three months ended March 31, 2020.

Depreciation and amortization

Depreciation and amortization was $21.4 million for the three months March 31, 2020, a decrease of $1.3 million, or 5.8%, compared to the three months ended March 31, 2019. This decrease was primarily driven by lower amortization due to accelerated amortization method of merchant contract portfolios and the impairment of certain amortizable intangible assets in 2019.

Interest expense

Interest expense was $9.9 million for the three months ended March 31 2020, compared to $11.7 million for the three months ended March 31, 2019. The decrease was primarily due to lower average variable interest rates.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. The Company recorded a tax benefit of $1.9 million in the three months ended March 31, 2020 from a partial release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020, resulting in total income tax benefit of $1.6 million for the three months ended March 31, 2020, compared to income tax expense of $1.0 million for the three months ended March 31, 2019.

Segment performance

Americas segment profit for the three months ended March 31, 2020 was $19.9 million, compared to $14.9 million for the three months ended March 31, 2019, an increase of 34.1%. The increase is primarily due to lower expenses from our integration efforts and the impact of an asset impairment charge in the three months ended March 31, 2019. Americas segment profit margin was 28.2% for the three months ended March 31, 2020, compared to 21.3% for the three months ended March 31, 2019.

Europe segment profit was $8.8 million for the three months ended March 31, 2020, compared to $9.7 million for the three months ended March 31, 2019, a decrease of 9.0%. The decrease is primarily due to the previously discussed decline in revenue. Europe segment profit margin was 21.9% for the three months ended March 31, 2020, compared to 23.3% for the three months ended March 31, 2019.

Corporate expenses not allocated to a segment were $10.5 million for the three months ended March 31, 2020, compared to $7.6 million for the three months ended March 31, 2019. The increase is primarily due to expense recognized in connection with share-based compensation awards and an increase in professional fees related to specific business development initiatives.

Liquidity and capital resources for the three months ended March 31, 2020 and 2019

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

As of March 31, 2020, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $122.5 million for additional borrowings.

On April 21, 2020 we completed the offer and sale of shares of Preferred Stock to MDP for an aggregate $150.0 million in gross proceeds. We used $69.3 million of the proceeds to repay the balance on our revolving credit facility.

On May 5, 2020, the Company entered into a Limited Waiver (“Limited Waiver”) with respect to its Senior Secured Credit Facilities.  The Limited Waiver effects certain changes applicable to the Company’s revolving credit facility, including: (1) waiver of any default or event of default resulting from noncompliance with the consolidated leverage ratio for the period beginning June 30, 2020 and ended on September 30, 2021 (such period of time, the “Covenant Waiver Period”), and during the Covenant Waiver Period the Company will be subject to (1) a consolidated leverage ratio of 6.0x for each fiscal quarter from the quarter ended June 30, 2020 through and including March 31, 2021, a consolidated leverage ratio of 5.5x for the fiscal quarter ended June 30, 2021 and a consolidated leverage ratio of 5.25x for the fiscal quarter ended September 30, 2021 and (2) increased limitations on restricted payments and the incurrence of indebtedness. Other than the items noted above, the Limited Waiver does not modify the significant terms of the Senior Secured Credit Facilities.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions which regulate the nature of cash as well as how much and when dividends can be repatriated. As of March 31, 2020, cash and cash equivalents of $257.1 million includes cash in the United States of $93.2 million and $163.9 million in foreign jurisdictions. Of the United States cash balances, $91.1 million is considered merchant reserves and settlement-related cash and is therefore unavailable for the Company’s use. Of the foreign cash balances, $10.2 million is related to the non-controlling interest portion of our consolidated entities and $57.4 million is available for general purposes. The remaining $96.3 million is considered settlement and merchant reserves related cash and is therefore unable to be repatriated.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. EVO, Inc. is a holding company that does not conduct any business operations of its own. As a result, EVO, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from EVO, LLC. The amounts available to EVO, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. Further, EVO, Inc. may not pay cash dividends to holders of Class A common stock unless it concurrently pays full participating dividends to holders of the Preferred Stock on an “as converted” basis.

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

The following table sets forth summary cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(26,661)	$(119,613)
Net cash used in investing activities	(6,857)	(9,793)
Net cash (used in) provided by financing activities	(839)	2,941
Effect of exchange rate changes on cash and cash equivalents	(12,635)	(3,149)
Net decrease in cash and cash equivalents	$(46,992)	$(129,614)

Operating activities

Net cash used in operating activities was $26.7 million for the three months ended March 31, 2020, a decrease of $93.0 million compared to cash used in operating activities of $119.6 million for the three months ended March 31, 2019. This decrease was due primarily to changes in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $6.9 million for the three months ended March 31, 2020, a decrease of $2.9 million compared to net cash used in investing activities of $9.8 million for the three months ended March 31, 2019. The decrease was primarily due to acquisition-related investments of $3.0 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, we did not have any business combinations.

Capital expenditures were $5.2 million for the three months ended March 31, 2020, a decrease of $1.3 million compared to $6.5 million for the three months ended March 31, 2019. The decrease was due primarily to fewer terminal and software purchases in markets outside of the United States. As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2020, a decrease of $3.8 million, compared to net cash provided by financing activities of $2.9 million for the three months ended March 31, 2019. This decrease was primarily due to lower net borrowings under our long-term debt arrangements partially offset by a decrease in distributions to non-controlling interest holders in the three months ended March 31, 2020.

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

Refer to Note 13, “Long-Term Debt and Lines of Credit”, in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our long-term debt and settlement lines of credit.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of March 31, 2020, we had $18.7 million outstanding under these lines of credit with additional capacity of $137.9 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of March 31, 2020, there were no significant changes to the contractual obligations reported at December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet transactions

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting policies

The Company’s critical accounting policies have not changed, except for the new accounting pronouncements and the refinements to “Income Taxes” policy as noted below, from those reported as of December 31, 2019 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our unaudited condensed consolidated financial statements, if any, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies”, in the notes to the accompanying unaudited condensed consolidated financial statements.

Income taxes

EVO, LLC is considered a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As a pass-through entity, taxable income or loss is passed through to and included in the taxable income of its members.

EVO, Inc. is subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of EVO, LLC and is taxed at the prevailing corporate tax rates. In addition to incurring actual tax expense, we also may make payments under the TRA. We account for the income tax effects and corresponding TRA effects resulting from future taxable purchases of LLC Interests of the Continuing LLC Owners or exchanges of LLC Interests for Class A common stock at the date of the purchase or exchange by recognizing an increase in our deferred tax assets based on enacted tax rates at that time. Further, we evaluate the likelihood that we will realize the benefit represented by the deferred tax assets and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we reduce the carrying amount of the deferred tax assets with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange and are recorded as a reduction to shareholders’ equity; the effects of changes in any of our estimates after this date are included in net earnings. Similarly, the effects of subsequent changes in the enacted tax rates are included in net earnings.

The Company recognizes deferred tax assets to the extent that it is expected that these assets are more likely than not to be realized. The Company evaluates the realizability of the deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amount of the deferred tax assets is reduced with a valuation allowance. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended March 31, 2020. Additionally, the Company has noted a significant decline in the volume of transactions in March 2020 compared to the prior year period, due to the impact of the COVID-19 pandemic. The Company evaluated both its actual forecasts of future taxable income and its historical core earnings by jurisdiction over the prior twelve quarters, adjusted for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, and its actual forecasts of future taxable income, the Company established valuation allowances in certain European jurisdictions to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. In the United States jurisdiction, however, with the exception of the valuation allowance for the United States interest expense limitation, the Company concluded that its indefinite lived deferred tax assets will be realizable and recorded no valuation allowance. In arriving at this determination, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations after taking into account the Company’s recovery from the COVID-19 pandemic and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

In the United States jurisdiction, the Company’s future taxable income projections are derived from historical core operations adjusted for certain non-recurring items, which indicate that the Company will move out of a period of cumulative losses as taxable loss periods are replaced by taxable income periods. The amount of the deferred tax asset considered realizable, however, could be adjusted if the Company’s estimates of the projected future profitability of its core operations are reduced by a level significantly different than the Company’s historical revenues and expenses adjusted for certain nonrecurring items. As a secondary measure, the Company compares its adjusted historical core earnings to its actual forecast to ensure that adjusted core earnings are realizable. The future taxable income projections are subject to a high degree of uncertainty and could be impacted, both positively and negatively, by changes in our business or the markets in which we operate. A change in the assessment of the realizability of its deferred tax assets could materially impact our results of operations.

Refer to Note 5, “Tax Receivable Agreement” and Note 12, “Income Taxes”, in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion of the Company’s income taxes and the tax receivable agreement.

Inflation

While inflation may impact our revenue and expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2020, we had approximately $722.1 million of variable rate debt, net of accrued interest, none of which was subject to an interest rate hedge. In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on March 31, 2020, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $7.2 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $7.2 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. There has been no significant change in our exposure to market risk during the quarter ended March 31, 2020. For additional detail regarding our exposure to foreign currency risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has disrupted, and is expected to continue to disrupt, our business.

The COVID-19 pandemic and related government actions implemented to reduce its spread have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Foreign, federal, state, and local governments and health officials around the globe, including in all markets where EVO operates, have taken increasingly broad actions to mitigate the health crisis, including curtailment of movement and commerce such as mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines and “shelter-in-place” mandates. As a result, we and our merchants have seen a significant disruption in our business, including a steep decline in transaction volume and the number of transactions processed and therefore a decline in revenue in most of our industry verticals. This has had, and is expected to continue to have, a significant adverse impact on our business and financial performance.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving. Factors such as the duration and spread of the outbreak, its severity, the effectiveness of government actions to contain the virus or treat its impact, the length of the government restrictions, and how quickly and to what extent normal economic and operating conditions resume will affect how we are impacted by the pandemic, including our ability to execute on our long-term and short-term strategic initiatives. A prolonged disruption in economic activity could adversely impact our business and financial performance, including the potential impairment of certain assets.

In addition to government restrictions, consumer fears regarding the virus may reduce traffic to our merchants for an extended period of time. Consumer spending may also be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the COVID-19 pandemic. Any significant reduction in consumer visits to, or spending at, our merchants, would result in a loss of revenue to us. In addition, certain of our merchants could be forced to temporarily or permanently close their businesses as a result of the pandemic which could result in additional chargeback or merchant receivable losses.

Even after the COVID-19 pandemic subsides, we may continue to experience significant impacts to our business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the three months ended March 31, 2020 or year ended December 31, 2019, except for our agreement to sell shares of Preferred Stock to MDP as previously reported and for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

From time to time following the IPO, the Continuing LLC Owners (other than Blueapple) have the right to require us to exchange all or a portion of their LLC Interests and related shares of Class C common stock or Class D common stock for newly-issued shares of Class A common stock on a one-for-one basis, with their shares of Class C common stock or Class D common stock, as applicable, being cancelled upon any such exchange. We may, under certain circumstances, elect to redeem the LLC Interests from any exchanging holder under the terms of the EVO LLC Agreement in lieu of any such exchange. Blueapple has a sale right under the EVO LLC Agreement that provides that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interest from Blueapple. Upon the Company’s receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO LLC to instead redeem the applicable LLC Interest for cash; provided that Blueapple consents to any election by the Company to cause EVO LLC to redeem the LLC Interests.

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended March 31, 2020:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average Price	Purchased as Part of	that May Yet Be Purchased Under
	of Shares	Paid per	Publicly Announced	the Plans or Programs
Period	Purchased (1)	Share	Plans or Programs	(in millions)

January 1, 2020 to January 31, 2020	1,586	$26.77	—	$—
February 1, 2020 to February 29, 2020	449	$28.99	—	$—
March 1, 2020 to March 31, 2020	14,311	$19.84	—	$—
Total	16,346	$20.76

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

List of Exhibits

aaw
Exhibit
No.	Description
10.1

Investment Agreement, dated March 29, 2020, by and among EVO Payments, Inc. and Madison Dearborn Capital Partners VI-A, L.P., Madison Dearborn Capital Partners VI Executive-A, L.P. and Madison Dearborn Capital Partners VI-C, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 30, 2020).

10.2

First Amendment to the Second Amended and Restated Limited Liability Company Agreement of EVO Investco, LLC, effective as of April 21, 2020, by and among EVO Payments, Inc., EVO Investco, LLC and its members (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 22, 2020).

10.3

First Amendment to Registration Rights Agreement, effective as of April 21, 2020, by and among EVO Payments, Inc. and each of the undersigned stockholders of the Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 22, 2020) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 22, 2020).

10.4

Amended & Restated Director Nomination Agreement, dated as of April 21, 2020, by and among EVO Payments, Inc., Madison Dearborn Partners, LLC, Madison Dearborn Partners VI-A&C, L.P., Madison Dearborn Capital Partners VI-C, L.P., Madison Dearborn Partners VI-B, L.P., Madison Dearborn Capital Partners VI-B, L.P., Madison Dearborn Capital Partners VI Executive-B, L.P., MDCP VI-C Cardservices Splitter, L.P., MDCP Cardservices LLC, MDCP VI-C Cardservices Blocker Corp., Madison Dearborn Capital Partners VI-A, L.P. and Madison Dearborn Capital Partners VI Executive-A, L.P (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 22, 2020).

10.5

Limited Waiver to Amended and Restated First Lien Credit Agreement, dated May 5, 2020, by and among EVO Payments International, LLC, as borrower, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto.

10.6	First Amendment to Chairman and Consulting Agreement, effective as of April 21, 2020, by and between EVO Payments, Inc. and Rafik R. Sidhom.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	May 8, 2020
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	May 8, 2020
Thomas E. Panther	(principal financial officer)