Form 10-Q
period 2020-06-30
EVO Payments, Inc.
filed 2020-08-05
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 27, 2020, there were 41,474,273 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, 34,163,538 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding, 2,317,955 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding, and 4,339,978 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties (including uncertainties around the duration and severity of the impact of the COVID-19 outbreak that are difficult to predict) that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the impact of the COVID-19 crisis on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the impact of the COVID-19 virus; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (11) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (12) increased customer, referral partner, or sales partner attrition; (13) the incurrence of chargebacks; (14) failure to maintain or collect reimbursements; (15) fraud by merchants or others; (16) the failure of our third-party vendors to fulfill their obligations; (17) failure to maintain merchant and sales relationships or financial institution alliances; (18) ineffective risk management policies and procedures; (19) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (20) damage to our reputation, or the reputation of our partners; (21) seasonality and volatility; (22) our inability to recruit, retain and develop qualified personnel; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase our eService subsidiary in Poland; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the planned phasing out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Note 21, “Shareholders’ Equity,” in the notes to the accompanying unaudited condensed consolidated financial statements) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to establish and maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties contained in Part II of this Quarterly Report on Form 10-Q or in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART I – FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this quarterly report on Form 10-Q include those of EVO Payments, Inc., which is the registrant, and those of EVO Investco, LLC, a Delaware limited liability company, which became the principal operating subsidiary of the Company following a series of reorganization transactions completed on May 25, 2018 in connection with the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”). For more information regarding these transactions, see Note 21, “Shareholders’ Equity,” to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

EVO, Inc. is the managing member of EVO, LLC and, as of June 30, 2020, was the owner of approximately 50.4% of the outstanding common membership interests of EVO, LLC (“LLC Interests”).

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$390,745	$304,089
Accounts receivable, net	13,731	15,881
Other receivables	15,078	24,438
Due from related parties	539	1,125
Inventory	8,157	9,128
Settlement processing assets	295,604	328,637
Other current assets	13,019	12,867
Total current assets	736,873	696,165
Equipment and improvements, net	75,823	94,464
Goodwill, net	366,942	378,838
Intangible assets, net	218,515	257,560
Investment in unconsolidated investees	2,144	2,078
Deferred tax assets	218,573	210,275
Operating lease right-of-use assets	35,834	45,664
Other assets	21,574	21,360
Total assets	$1,676,278	$1,706,404

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$19,866	$33,103
Current portion of long-term debt	4,628	8,744
Accounts payable	7,449	13,584
Accrued expenses	89,550	110,079
Settlement processing obligations	438,969	449,302
Current portion of operating lease liabilities, inclusive of related party liability of $1.2 million at June 30, 2020 and December 31, 2019	6,945	7,087
Due to related parties	4,772	7,325
Total current liabilities	572,179	629,224
Long-term debt, net of current portion	631,166	693,169
Due to related parties	385	385
Deferred tax liabilities	13,963	17,260
Tax receivable agreement obligations, inclusive of related party liability of $141.3 million and $141.1 million at June 30, 2020 and December 31, 2019, respectively	150,398	150,274
ISO reserves	2,706	2,758
Operating lease liabilities, net of current portion, inclusive of related party liability of $2.6 million and $3.2 million at June 30, 2020 and December 31, 2019, respectively	31,504	41,703
Other long-term liabilities	2,099	1,830
Total liabilities	1,404,400	1,536,603
Commitments and contingencies
Redeemable non-controlling interests	889,952	1,052,448
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 and 0 shares at June 30, 2020 and December 31, 2019, respectively. Liquidation preference: $154,001 and $0 at June 30, 2020 and December 31, 2019, respectively	149,361	—
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 41,474,273 and 41,233,954 shares at June 30, 2020 and December 31, 2019, respectively	4	4
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 34,163,538 and 34,163,538 shares at June 30, 2020 and December 31, 2019, respectively	3	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 2,317,955 and 2,321,955 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 4,339,978 and 4,354,978 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(471,843)	(587,358)
Accumulated other comprehensive loss	(16,093)	(1,948)
Total EVO Payments, Inc. shareholders' deficit	(487,929)	(589,299)
Nonredeemable non-controlling interests	(279,506)	(293,348)
Total deficit	(767,435)	(882,647)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,676,278	$1,706,404

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$94,283	$122,517	$205,452	$234,035
Operating expenses:
Cost of services and products	19,212	24,752	42,341	48,835
Selling, general, and administrative	54,608	66,306	126,911	132,728
Depreciation and amortization	20,525	22,863	41,949	45,608
Impairment of intangible assets	782	—	782	6,632
Total operating expenses	95,127	113,921	211,983	233,803
(Loss) income from operations	(844)	8,596	(6,531)	232
Other (expense) income:
Interest income	218	735	631	1,410
Interest expense	(7,332)	(11,269)	(17,199)	(22,921)
Income from investment in unconsolidated investees	175	53	215	269
Other (expense) income, net	(1,756)	516	(1,805)	1,610
Total other expense	(8,695)	(9,965)	(18,158)	(19,632)
Loss before income taxes	(9,539)	(1,369)	(24,689)	(19,400)
Income tax benefit	496	5,196	2,076	4,208
Net (loss) income	(9,043)	3,827	(22,613)	(15,192)
Less: Net income attributable to non-controlling interests in consolidated entities	1,049	1,996	2,088	2,578
Less: Net (loss) income attributable to non-controlling interests of EVO Investco, LLC	(6,321)	1,368	(16,122)	(12,943)
Net (loss) income attributable to EVO Payments, Inc.	(3,771)	$463	(8,579)	$(4,827)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	1,771		1,771
Net loss attributable to Class A common stock	$(5,542)		$(10,350)

Earnings per share
Basic	$(0.13)	$0.01	$(0.25)	$(0.17)
Diluted	$(0.13)	$0.01	$(0.25)	$(0.17)

Weighted-average Class A common stock outstanding
Basic	41,398,838	31,898,531	41,329,118	29,147,326
Diluted	41,398,838	31,898,531	41,329,118	29,147,326

Comprehensive income (loss):
Net (loss) income	$(9,043)	$3,827	$(22,613)	$(15,192)
Change in fair value of interest rate swap, net of tax(1)	(764)	—	(764)	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax (2)	13,116	5,889	(34,593)	3,413
Other comprehensive income (loss)	12,352	5,889	(35,357)	3,413
Comprehensive income (loss)	3,309	9,716	(57,970)	(11,779)
Less: Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	3,263	3,277	(486)	2,704
Less: Comprehensive (loss) income attributable to non-controlling interests of EVO Investco, LLC	(594)	4,256	(34,760)	(11,076)
Comprehensive income (loss) attributable to EVO Payments, Inc.	$640	$2,183	$(22,724)	$(3,407)

(1)	Net of tax benefit of $0.1 million for the three and six months ended June 30, 2020.
(2)	Net of tax expense of $(1.5) million and $(1.8) million for the three months ended June 30, 2020 and 2019, respectively. Net of tax benefit (expense) of $4.6 million and $(1.0) million for the six months ended June 30, 2020 and 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

	Shareholders' Equity (Deficit)
										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2019	26,025	$3	35,914	$4	2,461	$—	16,786	$1	$178,176	$(223,799)	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093

Prior period adjustment*	—	—	—	—	—	—	—	—	(20,629)	—	—	(20,629)	20,629	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,290)	—	(5,290)	(4,797)	(10,087)	(8,932)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,047)	(1,047)	404	(643)	(2,580)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)	(5,465)
Share-based compensation expense	—	—	—	—	—	—	—	—	1,845	—	—	1,845	—	1,845	—
Vesting of equity awards	—	—	—	—	—	—	—	—	(129)	—	—	(129)	—	(129)	—
Exchanges of Class C and Class D common stock for Class A common stock	491	—	—	—	(12)	—	(479)	—	(20,293)	—	—	(20,293)	20,293	—	—
Deferred taxes in connection with share exchanges and secondary offerings	(2)	—	—	—	—	—	—	—	121	—	—	121	—	121	—
Tax receivable agreement in connection with share exchanges and secondary offerings	—	—	—	—	—	—	—	—	334	—	—	334	—	334	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(646)	—	(646)	(457)	(1,103)	1,103
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(98,922)	—	(98,922)	(70,062)	(168,984)	168,984
Balance, March 31, 2019	26,514	3	35,914	4	2,449	—	16,307	1	139,425	(328,657)	(4,040)	(193,264)	(848,079)	(1,041,343)	1,163,203

Net income	—	—	—	—	—	—	—	—	—	463	—	463	785	1,248	2,579
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	2,887	2,887	223	3,110	4,553
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(216)	(216)	(744)
Secondary offering	5,750	—	(500)	—	—	—	(4,500)	—	(171,300)	—	—	(171,300)	203,864	32,564	(13,580)
Share-based compensation expense	—	—	—	—	—	—	—	—	2,977	—	—	2,977	—	2,977	—
Vesting of equity awards	75	—	—	—	—	—	—	—	(1,509)	—	—	(1,509)	—	(1,509)	—
Stock options exercised	28	—	—	—	—	—	—	—	291	—	—	291	—	291	—
Exchanges of Class C and Class D common stock for Class A common stock	121	—	—	—	(79)	—	(42)	—	(6,477)	—	—	(6,477)	6,477	—	—
Deferred taxes in connection with share exchanges and secondary offerings	2	—	—	—	—	—	—	—	1,951	—	—	1,951	—	1,951	—
Tax receivable agreement in connection with share exchanges and secondary offerings	—	—	—	—	—	—	—	—	6,606	—	—	6,606	—	6,606	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(3,647)	—	(3,647)	(1,662)	(5,309)	5,309
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(59,845)	—	(59,845)	(27,283)	(87,128)	87,128
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	28,036	(28,036)	—	—	—	—	—
Balance, June 30, 2019	32,490	$3	35,414	$4	2,370	$—	11,765	$1	$—	$(419,722)	$(1,153)	$(420,867)	$(665,891)	$(1,086,758)	$1,248,448

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

The presentation of the statements of changes in equity (deficit) for the six months ended June 30, 2019 was revised to present the consecutive quarterly statements of changes in equity (deficit) for the three months ended March 31, 2019 and the three months ended June 30, 2019 as compared to the cumulative statement of changes in equity (deficit) for the six months ended June 30, 2019, to conform with the presentation in the current period.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2020	—	$—	41,234	$4	34,164	$3	2,322	$—	4,355	$—	$—	$(587,358)	$(1,948)	$(589,299)	$(293,348)	$(882,647)	$1,052,448

Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,808)	—	(4,808)	(1,474)	(6,282)	(7,288)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(18,556)	(18,556)	(3,977)	(22,533)	(25,176)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(63)	(63)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,585	—	—	3,585	—	3,585	—
Vesting of equity awards	—	—	107	—	—	—	—	—	—	—	(339)	—	—	(339)	—	(339)	—
Exercise of stock options	—	—	1	—	—	—	—	—	—	—	17	—	—	17	—	17	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	19	—	—	—	(4)	—	(15)	—	(882)	—	—	(882)	882	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	3,632	—	—	3,632	—	3,632	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	22	—	—	22	—	22	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	25,069	—	25,069	4,036	29,105	(29,105)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	320,136	—	320,136	51,538	371,674	(371,674)
Balance, March 31, 2020	—	—	41,361	4	34,164	3	2,318	—	4,340	—	6,035	(246,961)	(20,504)	(261,423)	(242,406)	(503,829)	619,205

Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,771)	—	(3,771)	(939)	(4,710)	(4,333)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	4,747	4,747	1,004	5,751	7,365
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11)	(11)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,890	—	—	5,890	—	5,890	—
Vesting of equity awards	—	—	79	—	—	—	—	—	—	—	(856)	—	—	(856)	—	(856)	—
Exercise of stock options	—	—	34	—	—	—	—	—	—	—	549	—	—	549	—	549	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	31	—	—	31	—	31	—
Issuance of redeemable preferred stock, net of issuance costs	152	147,590	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	1,771	—	—	—	—	—	—	—	—	(1,771)	—	—	(1,771)	—	(1,771)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	(336)	(336)	(70)	(406)	(358)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(5,203)	—	—	(5,203)	(835)	(6,038)	6,038
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(225,786)	—	—	(225,786)	(36,249)	(262,035)	262,035
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	221,111	(221,111)	—	—	—	—	—
Balance, June 30, 2020	152	$149,361	41,474	$4	34,164	$3	2,318	$—	4,340	$—	$—	$(471,843)	$(16,093)	$(487,929)	$(279,506)	$(767,435)	$889,952

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,613)	$(15,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,949	45,608
Gain on sale of investment	—	(250)
Amortization of deferred financing costs	1,337	1,343
Change in fair value of contingent consideration	(97)	1,953
Loss on disposal of equipment and improvements	1,052	—
Share-based compensation expense	9,475	4,822
Impairment of intangible assets	782	6,632
Accrued interest expense	(4,133)	230
Deferred taxes, net	(3,411)	(8,967)
Other	(325)	(266)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,581	391
Other receivables	7,236	(1,489)
Inventory	569	175
Other current assets	(512)	(788)
Operating lease right-of-use assets	3,889	3,161
Other assets	(482)	(446)
Related parties, net	(1,931)	1,707
Accounts payable	(5,828)	(1,135)
Accrued expenses	(13,370)	(11,387)
Settlement processing funds, net	26,198	(84,946)
Operating lease liabilities	(3,849)	(3,244)
Other	(52)	—
Net cash provided by (used in) operating activities	37,465	(62,088)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(3,030)
Purchase of equipment and improvements	(8,674)	(13,303)
Acquisition of intangible assets	(2,921)	(4,452)
Net proceeds from sale of investments	—	250
Collection of deferred cash consideration	—	4,406
Collections of notes receivable	24	1,419
Net cash used in investing activities	(11,571)	(14,710)
Cash flows from financing activities:
Proceeds from long-term debt	185,928	212,647
Repayments of long-term debt	(262,107)	(238,382)
Deferred financing costs paid	—	(2)
Contingent consideration paid	(1,006)	(5,578)
Deferred cash consideration paid	(545)	—
Secondary offering proceeds	—	18,984
Repurchases of shares to satisfy minimum tax withholding	(1,195)	(1,638)
Proceeds from issuance of redeemable preferred stock	149,250	—
Redeemable preferred stock issuance costs	(1,660)	—
Proceeds from exercise of common stock options	566	291
Distribution to non-controlling interests holders	(74)	(6,440)
Net cash provided by (used in) financing activities	69,157	(20,118)
Effect of exchange rate changes on cash and cash equivalents	(8,395)	(1,409)
Net increase (decrease) in cash and cash equivalents	86,656	(98,325)
Cash and cash equivalents, beginning of period	304,089	350,697
Cash and cash equivalents, end of period	$390,745	$252,372

See accompanying notes to unaudited condensed consolidated financial statements.

The presentation of cash flows from operating activities for the six months ended June 30, 2019 was revised from the amounts previously reported to conform with the presentation required by the retroactive adoption of ASC 842 as of January 1, 2019.

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 50.4% of the membership interests of EVO, LLC as of June 30, 2020. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO, and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable and secure payment solutions to merchants across the Americas and Europe and servicing more than 550,000 merchants across more than 50 markets. The Company supports all major card types in the markets it serves.

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

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, the unaudited condensed consolidated statement of changes in equity (deficit) for the three and six months ended June 30, 2020 and 2019, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of redeemable non-controlling interests (“RNCI”), evaluation of realizability of deferred tax assets, determination of liabilities under the tax receivable agreement, determination of liabilities and corresponding right-of-use assets arising from lease agreements, determination of assets or liabilities arising from derivative transactions, determination of fair value of share-based compensation, establishment of severance liabilities, establishment of allowance for doubtful accounts, and assessment of recoverability of long-lived assets.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of June 30, 2020 and December 31, 2019, settlement-related cash balances were $148.1 million and $178.8 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining the merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of June 30, 2020 and December 31, 2019, merchant reserves were $99.9 million and $85.8 million, respectively.

(e)	Derivatives

The Company recognizes derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge.

The Company entered into an interest rate swap to manage a portion of the exposure to the fluctuations in the London Interbank Offered Rate (“LIBOR”) interest rates associated with the Company’s variable-rate term loan. The Company designated the interest rate swap as a cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company also formally evaluates, both at the inception of the hedge and quarterly, whether the interest rate swap is highly effective in offsetting changes in cash flows of the related underlying exposure.

Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings.

Refer to Note 14, “Derivatives,” and Note 18, “Fair Value,” for further information on the interest rate swap.

(f)	Recent Accounting Pronouncements

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company continues to evaluate the effect of ASU 2020-04 on its consolidated financial statements and may apply other elections as applicable as additional changes in the market occur.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration.

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. The revenue recognized from the sale and rental of POS equipment totaled $9.4 million and $10.5 million for the three months ended June 30, 2020 and 2019, respectively. The revenue recognized from the sale and rental of POS equipment totaled $19.3 million and $20.2 million for the six months ended June 30, 2020 and 2019, respectively.

The table below presents a disaggregation of the Company’s revenue by segment and by division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also has referral arrangements with independent sales organizations (“ISO”) that refer merchants to the Company. The Company also utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports business-to-business customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$26,310	$25,706	$52,016	$61,987	$56,765	$118,752
Tech-enabled	29,038	6,625	35,663	57,321	15,863	73,184
Traditional	6,604	—	6,604	13,516	—	13,516
Totals	$61,952	$32,331	$94,283	$132,824	$72,628	$205,452

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$40,109	$35,781	$75,890	$75,221	$68,865	$144,086
Tech-enabled	29,391	9,080	38,471	55,998	17,549	73,547
Traditional	8,156	—	8,156	16,402	—	16,402
Totals	$77,656	$44,861	$122,517	$147,621	$86,414	$234,035

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

As described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company collects funds from merchants that serve as collateral to mitigate potential future losses, and recognizes a corresponding liability which is presented as merchant reserves within the settlement processing assets and obligations table below.

While receivables from card networks and settlement liabilities due to merchants represent intermediary balances in the transaction settlement process, timing differences, interchange expense, merchant reserves and exception items cause differences between the amount the Member Banks receive from the card networks and the amount funded to merchants.

A summary of settlement processing assets and obligations is as follows:

	June 30,	December 31,
	2020	2019

	(In thousands)
Settlement processing assets:
Receivable from card networks	$204,630	$232,458
Receivable from merchants	90,974	96,179
Totals	$295,604	$328,637

Settlement processing obligations:
Settlement liabilities due to merchants	$(339,033)	$(363,545)
Merchant reserves	(99,936)	(85,757)
Totals	$(438,969)	$(449,302)

(4)	Earnings Per Share

Basic earnings per share of Class A common stock is calculated pursuant to the two-class method as a result of the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”) on April 21, 2020. The Preferred Stock is considered a participating security because the holders of Preferred Stock are entitled, on an as-converted basis, to participate in and receive any dividends declared or paid on the Class A common stock, and no dividends may be paid to holders of Class A common stock unless full participating dividends are concurrently paid to holders of Preferred Stock. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. The Preferred Stock is not included in the computation of basic earnings per share in periods in which the Company reports a net loss, as the Preferred Stock holders are not contractually obligated to share in the net losses. However, the cumulative dividends that accrete on the Preferred Stock for the period increase the net loss allocated to common stockholders. Earnings per share is not separately presented for Class B common stock, Class C common stock, and Class D common stock since they have no economic rights to the earnings of the Company.

Diluted earnings per share of Class A common stock is calculated using the more dilutive of the (a) treasury stock method and as-converted method or (b) the two-class method. Class B common stock is not considered when calculating diluted earnings per share as this class of common stock may not convert to Class A common stock. Class C common stock and Class D common stock are considered in the calculation of diluted earnings per share on an if-converted basis as these classes, together with the related LLC Interests, have exchange rights that could result in additional shares of Class A common stock being issued. Potentially dilutive shares issuable upon conversion of the Preferred Stock are considered in the calculation of diluted earnings per share on an if-converted basis. All other potentially dilutive securities are determined based on the treasury stock method.

Refer to Note 16, “Redeemable Preferred Stock,” and Note 21, “Shareholders’ Equity,” for further information on rights to each class of common stock and preferred stock.

The following table sets forth the computation of the Company's basic and diluted net loss per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2020		2019

Numerator:
Net loss attributable to EVO Payments, Inc.	$(3,771)	$(8,579)	$463	$(4,827)
Accrual of redeemable preferred stock paid-in-kind dividends	1,771	1,771	—	—
Allocation of undistributed earnings to preferred shares	—	—	—	—
Undistributed earnings (loss) attributable to shares of Class A common stock	$(5,542)	$(10,350)	$463	$(4,827)

Denominator:
Weighted-average Class A common stock outstanding	41,398,838	41,329,118	31,898,531	29,147,326
Effect of dilutive securities	—	—	—	—
Total dilutive securities	41,398,838	41,329,118	31,898,531	29,147,326

Earnings per share:
Basic	$(0.13)	$(0.25)	$0.01	$(0.17)
Diluted	$(0.13)	$(0.25)	$0.01	$(0.17)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	118,788	59,394	—	—
Stock options	5,714,359	4,813,692	3,346,839	2,847,279
RSUs	1,289,893	1,158,882	923,813	763,323
RSAs	4,127	4,459	17,748	26,267
Class C common stock	2,317,955	2,318,450	2,414,771	2,435,830
Class D common stock	4,339,978	4,342,368	12,127,451	14,258,286

(5)	Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) that requires the Company to make payments to the Continuing LLC Owners, as defined in Note 21, “Shareholders’ Equity,” that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of LLC Interests and paired Class C common stock or paired Class D common stock for Class A common stock, purchases or redemptions of LLC Interests, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. Due to net losses attributable to the Company in prior years, there were no realized tax savings attributable to the TRA, therefore no payments have been made related to the TRA obligation.

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through June 30, 2020, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $176.9 million ($165.6 million net of amortization) and $150.4 million, respectively at June 30, 2020. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of June 30, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges or sales of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(6) Acquisitions

The Company determined the pro forma impact of the acquisitions below was not significant individually and in the aggregate, to the Company’s operating results and is, therefore, not separately presented.

2019 Acquisitions

(a)	Delego Software ULC

In September 2019, a subsidiary of EVO, Inc. acquired 100% of the outstanding shares of Delego Software ULC (“Delego”), an unlimited liability company governed by the laws of the Province of British Columbia, Canada, for CAD 42.6 million ($32.4 million, based on the foreign exchange rate at the time of the acquisition), which was funded with cash drawn from the Company’s debt facilities and fully paid at closing. The acquisition of Delego expands the Company’s integrated payment solutions business as Delego is a provider of SAP integrated payments for business to business customers. The results of operations of Delego are included in the Company’s consolidated statement of operations and comprehensive income (loss) from the date of the acquisition in the Company’s Americas segment through the end of the period.

The purchase price allocation, which was finalized during the quarter ended June 30, 2020, is provided within the table below:

	As of the	Estimated
	acquisition date	Useful Life
Finite-lived intangible assets	(In thousands )
Acquired software	$8,513	7 years
Customer relationships	2,964	15 years
Trademarks	836	2 years
Deferred tax liabilities	(3,176)
Other assets, net	590
Goodwill	22,688
Total purchase price	$32,415

Goodwill in the amount of $22.7 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. During the quarter ended June 30, 2020, the Company recorded an additional deferred tax liability with an increase to goodwill of less than $0.1 million based on the review of Delego’s historical tax records. Goodwill generated from the Delego acquisition is deductible for U.S. income tax purposes.

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

(7) Leases

The Company retroactively adopted ASC 842 effective January 1, 2019, using the modified retrospective transition method. The Company elected to account for lease and nonlease components in a lease arrangement as a combined lease component for all classes of leased assets. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further discussion.

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company has no finance leases as of June 30, 2020 and December 31, 2019. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 7.06 years and 7.79 years at June 30, 2020 and December 31, 2019, respectively. The Company has no significant short-term leases as of June 30, 2020 and December 31, 2019.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of the lease liabilities were 6.46% and 6.67% as of June 30, 2020 and December 31, 2019, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended June 30, 2020 and 2019 were $2.8 million in each period, and are included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). Operating lease costs for the six months ended June 30, 2020 and 2019 were $5.8 million and $5.6 million, respectively. Total lease costs include variable lease costs of approximately $0.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, which are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Total lease costs include variable lease costs of approximately $1.1 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 and 2019 was $5.6 million and $5.1 million, respectively, which is included as a component of cash provided by operating activities in the consolidated statement of cash flows.

As of June 30, 2020, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2020 (remainder of the year)	$4,109
2021	8,415
2022	8,085
2023	6,011
2024	5,213
2025 and thereafter	16,736
Total future minimum lease payments (undiscounted)	48,569
Less: present value discount	(10,120)
Present value of lease liability	$38,449

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	June 30,	December 31,
	Years	2020	2019

		(In thousands)
Card processing	3-5	$139,929	$137,190
Office equipment	3-5	44,374	42,561
Computer software	3	41,688	42,621
Leasehold improvements	various	19,262	17,870
Furniture and fixtures	5-7	6,304	6,019
Totals		251,557	246,261
Less accumulated depreciation		(172,885)	(155,323)
Foreign currency translation adjustment		(2,849)	3,526
Totals		$75,823	$94,464

Depreciation expense related to equipment and improvements were $9.8 million and $11.3 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense related to equipment and improvements were $19.9 million and $21.5 million for the six months ended June 30, 2020 and 2019, respectively.

In the six months ended June 30, 2020, equipment and improvements, gross, and accumulated depreciation were each reduced by $3.4 million and $2.3 million, respectively, and in the six months ended June 30, 2019 by $6.3 million each, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	June 30, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(171,537)	$(5,686)	$(35,162)	$81,196
Marketing alliance agreements	186,081	(63,688)	(7,557)	(26,205)	88,631
Trademarks, definite-lived	21,628	(10,110)	(901)	(3,606)	7,011
Internally developed and acquired software	86,982	(31,972)	(10,190)	(3,358)	41,462
Non-compete agreements	6,462	(6,247)	-	-	215
Total	$594,734	$(283,554)	$(24,334)	$(68,331)	$218,515

	December 31, 2019
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$296,033	$(163,358)	$(7,089)	$(26,347)	$99,239
Marketing alliance agreements	191,879	(59,545)	(11,920)	(17,468)	102,946
Trademarks, definite-lived	29,493	(13,129)	(2,631)	(4,600)	9,133
Internally developed and acquired software	84,060	(26,042)	(10,190)	(2,110)	45,718
Non-compete agreements	6,462	(5,938)	-	-	524
Trademarks, indefinite-lived	18,499	-	(18,499)	-	-
Total	$626,426	$(268,012)	$(50,329)	$(50,525)	$257,560

As of June 30, 2020, the gross carrying value of merchant contract portfolios and customer relationships, marketing alliance agreements, and definite and indefinite-lived trademarks were reduced by $2.4 million, $5.8 million, $7.9 million, and $18.5 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for the write off of fully impaired intangible assets.

Amortization expense related to intangible assets was $10.7 million and $11.6 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $22.0 million and $24.1 million for the six months ended June 30, 2020 and 2019, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to June 30, 2020:

(In thousands)
Years ending:
2020 (remainder of the year)	$22,597
2021	38,811
2022	32,444
2023	27,294
2024	17,177
2025 and thereafter	80,192
Total	$218,515

For the quarter ended June 30, 2020, the Company recognized an impairment charge of $0.8 million related to the retirement of certain trademarks driven by an internal reorganization.

The following represents intangible assets, net by segment:

	June 30,	December 31,
	2020	2019

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$60,337	$74,791
Marketing alliance agreements	61,190	72,272
Trademarks, definite-lived	1,799	2,994
Internally developed and acquired software	26,038	28,697
Non-compete agreements	190	489
Total	149,554	179,243

Europe
Merchant contract portfolios and customer relationships	20,859	24,448
Marketing alliance agreements	27,441	30,674
Trademarks, definite-lived	5,212	6,139
Internally developed and acquired software	15,424	17,021
Non-compete agreements	25	35
Total	68,961	78,317

Total intangible assets, net	$218,515	$257,560

Goodwill activity for the six months ended June 30, 2020, in total and by reportable segment, was as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2019	$268,049	$135,080	$403,129
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2019	268,049	110,789	378,838
Business combinations	61	—	61
Foreign currency translation adjustment	(8,638)	(3,319)	(11,957)
Goodwill, net, as of June 30, 2020	$259,472	$107,470	$366,942

During the quarter ended June 30, 2020, the Company recorded a measurement period adjustment related to Delego acquisition which increased the goodwill by less than $0.1 million. Refer to Note 6, “Acquisitions,” for further discussion.

(10)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Compensation and related benefits	$12,862	$18,460
Third-party processing and payment network fees	37,476	36,409
Trade payables	5,857	11,571
Taxes payable	7,062	18,556
Commissions payable to third parties and agents	13,848	15,030
Unearned revenue	3,442	4,309
Other	16,452	19,328
Total accounts payable and accrued expenses	$96,999	$123,663

(11) Related Party Transactions

Related party balances consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Due from related parties, current	$539	$1,125
Due to related parties, current	(4,772)	(7,325)
Due to related parties, long-term	(385)	(385)

Due from related parties, current, consists of receivables due from non-controlling interest holders of consolidated subsidiaries.

Due to related parties, current, consists of $3.3 million and $5.5 million as of June 30, 2020 and December 31, 2019, respectively, primarily due to non-controlling interest holders of consolidated subsidiaries, and $1.5 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively, representing commissions payable to unconsolidated investees of the Company.

Due to related parties, long-term, consists of ISO commission reserves.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman. As of June 30, 2020 and December 31, 2019, the liability related to this lease amounted to $3.5 million and $4.1 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets. The Company subleases a portion of this office space to an unconsolidated investee. Sublease income was less than $0.1 million for the three and six months ended June 30, 2020 and 2019.

The Company leases vehicles from the non-controlling interest holder of a consolidated subsidiary. As of June 30, 2020 and December 31, 2019, these lease liabilities amounted to $0.3 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $4.5 million and $5.4 million for the three months ended June 30, 2020 and 2019, respectively. Related party commission expense incurred with unconsolidated investees of the Company amounted to $8.8 million and $9.8 million for the six months ended June 30, 2020 and 2019, respectively. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. Blueapple is controlled by entities affiliated with the Company’s founder and chairman, Rafik R. Sidhom. The expense related to these services was less than $0.1 million for the three months ended June 30, 2020 and 2019. The expense related to these services was $0.1 million for the six months ended June 30, 2020 and 2019.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the three months ended June 30, 2020 and 2019, the Company paid commissions of $0.2 million related to this activity. For the six months ended June 30, 2020 and 2019, the Company paid commissions of $0.3 million related to this activity.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For the three months ended June 30, 2020 and 2019, the Company paid $0.1 million in commissions and other expenses to NFP. For the six months ended June 30, 2020 and 2019, the Company paid $0.2 million in commissions and other expenses to NFP.

On April 21, 2020, the Company issued 152,250 shares of Preferred Stock to an affiliate of MDP for a purchase price of $985.221685 per share. The Company also reimbursed MDP for $0.8 million of expenses in connection with the offer and sale of the preferred stock. Refer to Note 16, “Redeemable Preferred Stock,” for additional details regarding the transaction.

(12)	Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the three and six months ended June 30, 2020, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2020 results and uncertainty related to the COVID-19 global pandemic. Therefore, the Company recorded a tax expense for the three and six months ended June 30, 2020 based on its actual year-to-date effective tax rate.

The Company’s effective tax rate (“ETR”) was 5.20% and 8.41% for the three and six months ended June 30, 2020, respectively. The Company’s ETR was 380.1% and 21.7% for the three and six months ended June 30, 2019, respectively. The Company recorded a tax benefit of $0.7 million and $2.6 million in the three and six months ended June 30, 2020 from a release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. The Company recorded a tax benefit in the three and six months ended June 30, 2019 of $8.2 million as a result of a tax free  reorganization  to  consolidate  its  foreign  operation  and  reversed  a  deferred  tax  liability  related  to  foreign  tax withholding on unremitted foreign earnings The variance in the ETR for the three and six months ended June 30, 2020 and 2019 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended June 30, 2020. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations after taking into account the Company’s recovery from the COVID-19 pandemic and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. Valuation allowances were established in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (the “Senior Secured Credit Facilities”). On May 25, 2018, the Company repaid all outstanding amounts under the second lien credit facility using a portion of the proceeds from the IPO. As of June 30, 2020, the Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively.

As of June 30, 2020 and December 31, 2019, the Company’s long-term debt consists of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
First lien term loan	$644,466	$650,891
First lien revolver	—	60,987
Less debt issuance costs	(8,672)	(9,965)
Total long-term debt	635,794	701,913
Less current portion of long-term debt, including accrued interest(1) of $4.1 million as of December 31, 2019	(4,628)	(8,744)
Total long-term debt, net of current portion	$631,166	$693,169

(1)	Accrued interest of approximately $0.3 million as of June 30, 2020 is presented within accrued expenses on the unaudited condensed consolidated balance sheet.

On April 21, 2020, the Company repaid all outstanding amounts under the revolving credit facility using a portion of the proceeds from the issuance of Preferred Stock.

Principal payment requirements on the above obligations in each of the years remaining subsequent to June 30, 2020 are as follows:

Years ending June 30:	(In thousands)
2020 (remainder of the year)	$3,297
2021	6,593
2022	6,593
2023	627,983
2024	—
2025 and thereafter	—
Total	$644,466

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of June 30, 2020, the Company was in compliance with all its financial covenants.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies.

At June 30, 2020 and December 31, 2019, the Company had $20.1 million and $33.3 million outstanding under these lines of credit, respectively, with additional capacity of $140.4 million and $133.9 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 3.1% and 4.3% as of June 30, 2020 and December 31, 2019, respectively.

Refer to Note 14, "Long-Term Debt and Lines of Credit," to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for discussion regarding the Company’s long-term debt and lines of credit.

(14)	Derivatives

During the quarter ended June 30, 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan. The interest rate swap has a fixed rate of 0.2025% and a maturity date of December 31, 2022.

Interest rate swap is designated as an effective cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap having terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company believes that the hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. Going forward, each reporting period, the Company will perform retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheet as of June 30, 2020:

	June 30, 2020
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(234)
Interest Rate Swap - long-term portion	Other long-term liabilities	$(629)

Since the Company designated the swap as an effective cash flow hedge that qualifies for hedge accounting, unrealized gain or loss resulting from adjusting the swap to fair value is recorded as a component of other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the consolidated statements of cash flows.

The table below presents the effect of hedge accounting on accumulated other comprehensive loss for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020
	(In thousands)
Beginning accumulated derivative loss in accumulated other comprehensive loss	$—	$—
Derivative loss recognized in the current period in accumulated other comprehensive loss	(878)	(878)
Less: Derivative loss reclassified from accumulated other comprehensive loss to interest expense	(15)	(15)
Ending accumulated derivative loss in accumulated other comprehensive loss	$(863)	$(863)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020
	(In thousands)
Total interest expense including the effects of cash flow hedges	$(7,332)	$(17,199)
Derivative loss reclassified from accumulated other comprehensive loss into interest expense	$(15)	$(15)

The Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense over the next 12 months.

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows for the six months ended June 30, 2020 and 2019:

	2020	2019

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$19,372	$21,001
Income taxes paid	7,359	10,081

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$2,335	$12,098
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(6,701)	—
Acquisition holdback payable	—	337
Accrual of redeemable preferred stock paid-in-kind-dividends	1,771	—
Exchanges of Class C and Class D common stock for Class A common stock	882	17,758
Secondary offering	—	171,300

(16)     Redeemable Preferred Stock

On April 21, 2020, the Company issued 152,250 shares of Preferred Stock. The Company received approximately $149.3 million in total net proceeds from the sale of the Preferred Stock and incurred an approximately $1.7 million in stock issuance costs as part of the sale.

The Preferred Stock ranks senior to the Class A common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of Preferred Stock had an initial liquidation preference of $1,000 per share. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind (“PIK”) dividends, which are payable semi-annually in arrears by increasing the liquidation preference for each outstanding share of Preferred Stock. These PIK dividends accrue at an annual rate of (i) 6.00% per annum for the first ten years and (ii) 8.00% per annum thereafter, subject in each case to a 1.00% per annum increase in the event that approval of the investment by the Company’s stockholders as contemplated by Nasdaq listing rules (“Stockholder Approval”) is not obtained prior to the earlier of the Company’s 2021 annual meeting of stockholders and August 1, 2021. Holders of Preferred Stock are also entitled, on an as-converted basis, to participate in and receive any dividends declared or paid on the Class A Common Stock, and no dividends may be paid to holders of Class A Common Stock unless full participating dividends are concurrently paid to holders of Preferred Stock.

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is added to net loss to arrive at net loss available to Class A common stockholders on the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months and six months ended June 30, 2020, the initial carrying value of the preferred stock has been increased by $1.8 million for the accretion of the PIK dividend.

Each holder of Preferred Stock has the right, at its option, to convert its Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Class A Common Stock, at any time and from time to time after the receipt of Stockholder Approval or the consent of the holders of a majority of the Preferred Stock waiving the Company’s requirement to seek Stockholder Approval. The number of shares of Class A Common Stock into which a share of Preferred Stock will convert at any time is equal to the product of (i) the then-effective conversion rate and (ii) the quotient obtained by dividing the sum of the then-effective liquidation preference per share of Preferred Stock and the amount of any accrued and unpaid PIK dividends by the initial liquidation preference of $1,000. The conversion rate of the Preferred Stock was initially set at 63.2911 shares of Class A Common Stock, based on an implied conversion price of $15.80 per share of Class A Common Stock. The conversion rate is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. The conversion rate is also subject to adjustment for certain antidilutive offerings occurring during the first nine months following the issuance of the Preferred Stock, subject to certain caps set forth in the certificate of designations for the Preferred Stock. The Company has the right to settle any conversion at the request of a holder of Preferred Stock in cash based on the last reported sale price of the Class A Common Stock.

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

The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Class A common stock on all matters submitted for a vote to the Class A common stockholders (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis, subject to certain limitations.

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. If a change of control were to occur as of June 30, 2020, the Company might have been required to repurchase the Preferred Stock for $231.0 million. As of June 30, 2020, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

(17)     Redeemable Non-controlling Interests

The Company owns 66% of eService, the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski has the option to compel the Company to purchase the shares of eService held by PKO Bank Polski, at a price per share based on the fair value of the shares. The option expires on January 1, 2024. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value within the mezzanine equity section of the unaudited condensed consolidated balance sheets. At each balance sheet date, the RNCI is reported at its redemption value, which represents the estimated fair value, with a corresponding adjustment to accumulated deficit.

As of June 30, 2020, EVO, Inc. owns 50.4% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“Nasdaq”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value within the mezzanine equity section of the unaudited condensed consolidated balance sheets and is reported at redemption value, which represents fair value, with a corresponding adjustment to accumulated deficit.

The following table details the components of RNCI for the six months ended June 30, 2020 and for the year ended December 31, 2019:

	June 30, 2020			December 31, 2019
	Blueapple	eService	Total	Blueapple	eService	Total

	(In thousands)
Beginning balance	$902,258	$150,190	$1,052,448	$885,986	$124,107	$1,010,093
Net (loss) income attributable to RNCI	(13,492)	1,871	(11,621)	(14,567)	7,855	(6,712)
Unrealized (loss) gain on foreign currency translation adjustment	(15,237)	(2,574)	(17,811)	241	(470)	(229)
Unrealized loss on change in fair value of interest rate swap	(358)	—	(358)	—	—	—
Purchase of Blueapple Class B common stock in connection with secondary offerings	—	—	—	(48,447)	—	(48,447)
Decrease in maximum redemption amount in connection with purchase of Blueapple Class B common stock	—	—	—	(2,843)	—	(2,843)
(Decrease) increase in the maximum redemption amount of RNCI	(109,639)	(39,489)	(149,128)	93,845	28,173	122,018
Allocation of eService fair value RNCI adjustment to Blueapple	16,422	—	16,422	(11,957)	—	(11,957)
Distributions	—	—	—	—	(9,475)	(9,475)
Ending balance	$779,954	$109,998	$889,952	$902,258	$150,190	$1,052,448

(18)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	June 30, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$75,219	$—	$—	$75,219
Contingent consideration	—	—	(1,247)	(1,247)
Blueapple RNCI	(779,954)	—	—	(779,954)
eService RNCI	—	—	(109,998)	(109,998)
Interest rate swap	—	(863)	—	(863)
Total	$(704,735)	$(863)	$(111,245)	$(816,843)

	December 31, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$7,715	$—	$—	$7,715
Contingent consideration	—	—	(2,300)	(2,300)
Blueapple RNCI	(902,258)	—	—	(902,258)
eService RNCI	—	—	(150,190)	(150,190)
Interest rate swap	—	—	—	—
Total	$(894,543)	$—	$(152,490)	$(1,047,033)

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

The fair value of eService’s RNCI is determined utilizing an income approach, weighted at 75%, based on the forecasts of expected future cash flows, and the market approach, weighted at 25%, based on guideline public company data. In applying the income approach, significant unobservable inputs included the Weighted-Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 14.0%, based on the markets in which the business operates and growth rates used within the future cash flows, which were up to 10.0%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of June 30, 2020 were 3.00x-3.50x and 6.50x-7.00x for revenue and EBITDA, respectively.

In May 2020, the Company entered into an interest rate swap to reduce a portion of exposure to fluctuations in LIBOR interest rates associated with our variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using LIBOR forward rate curve as of June 30, 2020. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest swap is classified as Level 2 of the fair value hierarchy. As described in Note 14 “Derivatives,” the fair value of the interest rate swap was a $0.9 million liability at June 30, 2020.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of long-term debt as of June 30, 2020 and December 31, 2019 was $625.1 million and $711.9 million, respectively. The estimated fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is based on quoted bid-ask spreads within the lender syndicate.

Visa Series C preferred stock are carried at cost in the amount of $14.7 million as of June 30, 2020 and December 31, 2019, and are presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the Visa Series C preferred stock of $38.4 million and $37.8 million as of June 30, 2020 and December 31, 2019 is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of June 30, 2020, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

(19)	Commitments and Contingencies

Litigation

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(20)Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Segment revenue:
Americas	$61,952	$77,656	$132,824	$147,621
Europe	32,331	44,861	72,628	86,414
Revenue	$94,283	$122,517	$205,452	$234,035

Segment profit:
Americas	$22,820	$27,650	$42,780	$42,530
Europe	6,794	13,623	15,617	23,316
Total segment profit	29,614	41,273	58,397	65,846
Corporate	(6,673)	(8,264)	(17,182)	(15,883)
Depreciation and amortization	(20,525)	(22,863)	(41,949)	(45,608)
Net interest expense	(7,114)	(10,534)	(16,568)	(21,511)
Provision for income tax benefit	496	5,196	2,076	4,208
Share-based compensation expense	(5,890)	(2,977)	(9,475)	(4,822)
Less: Net (loss) income attributable to non-controlling interests of EVO Investco, LLC	(6,321)	1,368	(16,122)	(12,943)
Net (loss) income attributable to EVO Payments, Inc.	$(3,771)	$463	$(8,579)	$(4,827)

Capital expenditures:
Americas	$1,775	$5,514	$5,606	$7,380
Europe	1,733	1,286	3,068	5,923
Consolidated total capital expenditures	$3,508	$6,800	$8,674	$13,303

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended June 30, 2020, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 47.8%, 17.1%, and 15.0%, respectively. For the three months ended June 30, 2019, revenue in the United States, Mexico and Poland, as a percentage of total consolidated revenue, was 41.4%, 19.9%, and 17.1%, respectively. For the six months ended June 30, 2020, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 43.7%, 18.0%, and 16.8%, respectively. For the six months ended June 30, 2019, revenue in the United States, Mexico and Poland, as a percentage of total consolidated revenue, was 41.4%, 19.6%, and 17.8%, respectively. For the three and six months ended June 30, 2020 and 2019, there is no one customer that represents more than 10% of total revenue.

(21)	Shareholders’ Equity

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

The Company has four classes of common stock outstanding: Class A common stock, Class B common stock (classified as redeemable non-controlling interest), Class C common stock (classified as non-redeemable non-controlling interest) and Class D common stock (classified as non-redeemable non-controlling interest). The Company has one class of preferred stock outstanding, its Preferred Stock, which is convertible (subject to certain limitations) into shares of Class A common stock. The Preferred Stock was issued on April 21, 2020 in connection with an investment by MDP. Refer to Note 16, “Redeemable Preferred Stock,” for additional details regarding the transaction.

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

(22)	Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the Amended and Restated 2018 Omnibus Incentive Stock Plan (the “Amended and Restated 2018 Plan”). The original 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) was adopted in conjunction with the Company’s IPO and became effective on May 22, 2018. On February 25, 2020, the Company adopted the Amended and Restated 2018 Plan, which was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders held on June 11, 2020. The Amended and Restated 2018 Plan amended and restated the 2018 Plan in its entirety and increased the number of shares of the Company’s Class A common stock available for grant and issuance under the 2018 Plan from 7,792,162 shares to 15,142,162 shares. The Amended and Restated 2018 Plan provides for accelerated vesting under certain conditions.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Share-based compensation expense	$5,890	$2,977	$9,475	$4,822
Income tax benefit	$(726)	$(260)	$(1,124)	$(399)

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.  Prior to the consummation of the IPO, no liquidity event was probable and, as such, no share-based compensation expense had been recognized for these awards. On the modification date, there were 35 members of management and current and former employees who held UARs.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted-average grant date fair value

Balance at December 31, 2019	8	$16.00
Granted	—	—
Vested	(4)	16.00
Forfeited	—	—
Balance at June 30, 2020	4	$16.00

As of June 30, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSAs was less than $0.1 million and $0.1 million, respectively. The total fair value of shares vested during the six months ended June 30, 2020 and 2019, was less than $0.1 million and $0.4 million, respectively.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $2.4 million and $1.4 million, for the three months ended June 30, 2020 and 2019, respectively. The Company recognized share-based compensation expense for RSUs granted of $4.1 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2019	876	$22.30
Granted	610	23.19
Vested	(242)	21.48
Forfeited	(27)	22.29
Balance at June 30, 2020	1,217	$22.91

As of June 30, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSUs was $25.1 million and $17.4 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.8 years as of June 30, 2020 and 3.3 years as of June 30, 2019. The total fair value of shares vested during the six months ended June 30, 2020 and 2019, was $5.2 million and $2.1 million respectively.

Stock options

The Company recognized share-based compensation expense for the stock options granted of $3.5 million and $1.5 million, for the three months ended June 30, 2020 and 2019, respectively. The Company recognized share-based compensation expense for the stock options granted of $5.4 million and $2.5 million, for the six months ended June 30, 2020 and 2019, respectively.

A summary of stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total Intrinsic Value

Balance at December 31, 2019	3,369	$7.90	$20.46	8.77	$20,312
Granted	2,429	6.83	20.82	—	—
Exercised	(35)	6.68	16.00	—	247
Forfeited	(109)	7.33	20.32	—	—
Balance at June 30, 2020	5,654	$7.46	$20.64	9.09	$20,757

Exercisable at June 30, 2020	1,217	$7.44	$18.75	8.11	$6,048

As of June 30, 2020 and 2019, total unrecognized share-based compensation expense related to unvested stock options was $29.5 million and $21.5 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.4 years in 2020 and 3.2 years in 2019. Stock options granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual installments over a period of four years from grant date. Stock options granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the first anniversary of the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Six Months Ended June 30,
	2020	2019

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	0.86%	2.56%
Expected volatility	30.22%	32.76%
Dividend yield	0.00%	0.00%
Weighted-average fair value at grant date	$6.83	$9.45

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the accompanying unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q and the Risk Factors included in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as other cautionary statements and risks described elsewhere in this Form 10-Q.

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

Founded in 1989 as an individually owned, independent sales organization in the United States, we have transformed into a publicly traded Company that today derives approximately 60% of its revenues from markets outside of the United States.

We are one of only a few global, omni-channel merchant acquirers and payment processors, with approximately 2,500 employees on four continents, servicing over 550,000 merchants in the Americas and Europe.  We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution referral partnerships, (2) our three proprietary, in-market processing platforms that are connected through a single point of integration and (3) a comprehensive suite of payment and commerce solutions.

We maintain referral partnerships with a number of leading financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisenbank, Moneta, Citibanamex, Sabadell, and Liberbank, among others. In several markets, we operate with more than one financial institution partner.

In addition to establishing key bank partnerships, we are actively ensuring that we remain competitive in terms of technology and capabilities, including ISV solutions.  We are focused on delivering products and services that provide value and convenience to our merchants. Our payment and commerce solutions consist of our own products, as well as other services that we enable through technical integrations with third-party providers, all of which are available to merchants through a single integration to EVO. Our value-added solutions include gateway solutions, online fraud prevention and management reporting, online hosted payments page capabilities, cellphone-based SMS integrated payment collection services, security tokenization and encryption solutions at the POS, dynamic currency conversion (“DCC”), loyalty offers, and other ancillary solutions. We offer processing capabilities tailored to specific industries and provide merchants with recurring billing, multi-currency authorization and settlement, and cross-border processing. Our global footprint and ease of integration attract new partner relationships, allowing us to develop a robust integrated solutions partner network and positioning us to address major trends in each of our markets.

Our business operations are organized across two segments: the Americas and Europe; and are comprised of three sales distribution channels: the Tech-enabled division, the Direct division, and the Traditional division. Our European segment is comprised of Western Europe (Spain, United Kingdom, Ireland, Germany and Malta) and Eastern Europe (Poland and the Czech Republic). Our Americas segment is comprised of the United States, Canada, and Mexico. In both Europe and the Americas, our payment technology solutions enable our customers to accept all forms of digital payments, including credit and debit card, gift card, ACH, among other forms of electronic payments, such as market-specific payment solutions. In both segments, we distribute our products and services through a combination of bank referrals, a direct sales force, and specialized integrated solution companies. Our distribution in the Americas segment also leverages sales agents in the United States in our Traditional division. In our European segment, we also provide ATM processing services to financial institutions and third-party ATM providers.

Our Tech-enabled division includes our integrated, B2B and eCommerce businesses. Our Direct division includes long-term, exclusive referral relationships with leading financial institutions as well as our direct sales force, such as our direct salespersons and call center representatives. In markets where we do not have an active bank referral network, such as the United States, our direct sales force represents the entirety of this division. Our Traditional division, unlike our Direct and Tech-enabled divisions, represents a merchant portfolio which is not actively managed by the Company. This division only exists in the United States, as it represents our heritage independent sales organization (“ISO”) relationships, and its profits are used to invest in our growth opportunities, such as tech-enabled capabilities and M&A.

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

Executive overview

Although this year’s performance has been adversely impacted by the COVID-19 pandemic and ensuing government restrictions, we delivered solid financial performance in the three and six months ended June 30, 2020, as demonstrated by the highlights below:

●	Revenue for the three months ended June 30, 2020 was $94.3 million, a decrease of 23.0% compared to the three months ended June 30, 2019. Revenue for the six months ended June 30, 2020 was $205.5 million, a decrease of 12.2% compared to the six months ended June 20, 2019. The decrease in revenue for the three months and six months ended June 30, 2020 was primarily due to the unfavorable impact of the steep decline in payment volumes during the period as a result of government restrictions and changes in consumer spending in response to COVID-19, as well as changes in foreign exchange rates.
●	Americas segment profit for the three months ended June 30, 2020 was $22.8 million, 17.5% lower than the three months ended June 30, 2019. Americas segment profit for the six months ended June 30, 2020 was $42.8 million, 0.6% higher than the six months ended June 30, 2019. Europe segment profit for the three months ended June 30, 2020 was $6.8 million, 50.1% lower than the three months ended June 30, 2019. Europe segment profit for the six months ended June 30, 2020 was $15.6 million, 33.0% lower than the six months ended June 30, 2019. The decrease in both Americas and Europe segment profit was due to the decrease in revenues driven by lower volumes as a result of the pandemic, partially offset by a decrease in expenses due to cost reduction initiatives.
●	The Company processed approximately 0.8 billion transactions across the Americas and Europe in the three months ended June 30, 2020, a decrease of 15.9% from the three months ended June 30, 2019. The Company processed approximately 1.6 billion transactions across the Americas and Europe in the six months ended June 30, 2020, a decrease of 3.1% from the six months ended June 30, 2019.

COVID-19

The COVID-19 pandemic and related government actions to control its spread began to impact our operating results in March of 2020. As a result of the pandemic, year-over-year volumes declined in most of our markets and across most industry verticals, reaching a low point in mid-April. Since then, volumes have steadily improved, continuing an upward trend through the rest of the quarter and into July. Throughout July 2020, payment volumes in our Americas segment remain approximately 8% below July 2019, while volumes in our Europe segment have increased by approximately 9%

year-over-year as the markets gradually reopen. Overall, our total volumes are slightly above July 2019.  While we are encouraged by the volume improvement, volumes remain depressed in some markets such as Spain primarily due to our exposure to travel and hospitality.  In addition, the extent to which government stimulus is impacting consumer spending remains unclear.  We continue to monitor the evolving government stimulus and reopening plans and their potential impact on volumes in all markets.

In the first quarter of 2020, we implemented a number of business continuity plans and formed a crisis management team to address challenges arising from the COVID-19 pandemic, including those related to the health and safety of our employees and partners, and to minimize disruption to our merchants. Beginning in early April 2020, we took a number of significant steps to align our cost structure and cash flows with the expected near-term revenue impact of COVID-19. These actions included a series of initiatives to reduce fixed costs up to 25% for the remainder of fiscal 2020, including significant reductions in payroll expenses through a combination of furloughs, terminations, and salary reductions. We also significantly reduced certain non-payroll related expenses. In addition, the Company expects to significantly reduce its capital expenditures for 2020 through the deferral of non-critical projects. Approximately $15.0 million of annualized expenses that were eliminated in the second quarter will remain in place. We will continue to actively manage our expenses and cash flows based on our revenues as economic activity resumes in our markets. As business activity restarts and our financial performance continues to improve, we will resume additional investment in our business to ensure we maintain quality customer service and capitalize on growth opportunities through our existing sales channels and potential acquisitions.

We expect that the COVID-19 pandemic will continue to negatively impact our business and results of operations through the third quarter and beyond. However, the extent of the impact on our future financial condition and operating results remains highly uncertain, and we believe that the current global situation will also serve as a long-term catalyst for greater utilization of digital payments.

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

Seasonality

We have experienced in the past, and expect to continue to experience, seasonality in our revenues as a result of consumer spending patterns. In both the Americas and Europe, our revenue has been strongest in our fourth quarter and weakest in our first quarter as many of our merchants experience a seasonal lift during the traditional vacation and holiday months. Operating expenses do not typically fluctuate seasonally. The government restrictions and changes in consumer spending resulting from the COVID-19 pandemic have disrupted these typical seasonal patterns.

Foreign currency translation impact on our operations

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues recognized and expenses incurred by our non-U.S. operations. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our consolidated statements of operations and comprehensive income (loss) in the future. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating results and margins is partially mitigated.

Financial Institution Partners

Since 2012, we have established partnerships with leading financial institutions around the world. We rely on our various financial institution relationships to grow and maintain our business. These relationships are structured in various ways, such as commercial alliance relationships, equity method investments, and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive referrals and credit facilities to fund our daily settlement obligations. Our relationships with our financial institution partners may be impacted by, among other things, consolidations in the banking and payments industries.

Grupo Santander’s (“Santander”) acquisition of our financial institution referral partner Grupo Banco Popular (“Popular”) in June 2017 has adversely impacted our business in Spain. Revenues from this channel have declined due primarily to reduced merchant referrals following Santander’s consolidation of Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. We believe our agreements with Santander, including the bank’s referral obligations, remain in full force and effect and continue to work with Santander to resolve these and other matters. However, there can be no assurance that we will be able to successfully resolve this matter with Santander or that the bank will comply with its obligations under the agreements.

Increased regulations and compliance

We, our partners and our merchants are subject to various laws and regulations that affect the electronic payments industry in the many countries in which our services are used, including numerous laws and regulations applicable to banks, financial institutions, and card issuers. A number of our subsidiaries in our European segment hold a Payments Institution (“PI”) license, allowing them to operate in the European Union (“EU”) member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including the European Payment Services Directive of 2015 (“PSD2”). PSD2 contains a number of additional regulatory mandates, such as provisions relating to Strong Customer Authentication (“SCA”), which requires industry wide systems upgrades. In the second half of 2019, we began updating our systems in preparation for the new SCA compliance requirements, which are scheduled to go into effect on December 31, 2020. From an operations perspective, we remain focused on developing, coordinating and implementing necessary updates with our merchants and third party providers, including hardware vendors, card issuers and the card networks. The EU has also enacted certain legislation relating to the offering of DCC services, which went into effect in April 2020. These new rules require additional disclosures to consumers in connection with our DCC product offerings. As a result of the COVID-19 pandemic, the EU Commission and other national regulators have indicated that enforcement of these regulations will be delayed in order to allow providers additional time to fully implement changes necessary to meet these regulations. Compliance with current and upcoming regulations and compliance deadlines remains a focus for the remainder of 2020 and beyond.

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

For the three months ended June 30, 2020, we processed approximately 0.8 billion transactions, which included 0.2 billion transactions in the Americas and 0.6 billion transactions in Europe. This represents a decrease of 22.8% in the Americas and a decrease of 13.0% in Europe for an aggregate decrease of 15.9% compared to the three months ended June 30,

2019. Transactions processed in the Americas and Europe accounted for 27.4% and 72.6%, respectively, of the total transactions we processed for the three months ended June 30, 2020.

For the six months ended June 30, 2020, we processed approximately 1.6 billion transactions, which included 0.5 billion transactions in the Americas and 1.1 billion transactions in Europe. This represents a decrease of 5.8% in the Americas and a decrease of 1.9% in Europe for an aggregate decrease of 3.1% compared to the six months ended June 30, 2019. Transactions processed in the Americas and Europe accounted for 28.9% and 71.1%, respectively, of the total transactions we processed for the six months ended June 30, 2020.

The decrease in the transactions processed in the three and six months ended June 30, 2020 is primarily driven by changes in consumer spending and widespread government restrictions in response to COVID-19, which limited non-essential movement and commerce in many of our markets.

Comparison of results for the three months ended June 30, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	June 30, 2020	% of revenue	June 30, 2019	% of revenue	$ change	% change
Segment revenue:
Americas	$61,952	65.7%	$77,656	63.4%	$(15,704)	(20.2%)
Europe	32,331	34.3%	44,861	36.6%	(12,530)	(27.9%)
Revenue	$94,283	100.0%	$122,517	100.0%	$(28,234)	(23.0%)

Operating expenses:
Cost of services and products	$19,212	20.4%	$24,752	20.2%	$(5,540)	(22.4%)
Selling, general and administrative	54,608	57.9%	66,306	54.1%	(11,698)	(17.6%)
Depreciation and amortization	20,525	21.8%	22,863	18.7%	(2,338)	(10.2%)
Impairment of intangible assets	782	0.8%	—	0.0%	782	100.0%
Total operating expenses	95,127	100.9%	113,921	93.0%	(18,794)	(16.5%)
Loss from operations	$(844)	(0.9%)	$8,596	7.0%	$(9,440)	(109.8%)

Segment profit:
Americas	$22,820	36.8%	$27,650	35.6%	$(4,830)	(17.5%)
Europe	$6,794	21.0%	$13,623	30.4%	$(6,829)	(50.1%)

Revenue

Revenue was $94.3 million for the three months ended June 30, 2020, a decrease of $28.2 million, or 23.0%, compared to the three months ended June 30, 2019, primarily due to the unfavorable impact of COVID-19, including government actions, and the unfavorable impact of changes in foreign exchange rates.

Americas segment revenue was $62.0 million for the three months ended June 30, 2020, a decrease of $15.7 million, or 20.2%, compared to the three months ended June 30, 2019, primarily due to the unfavorable impact of COVID-19, including government actions, and the unfavorable impact of changes in foreign exchange rates. Our payment volumes in the Americas improved in the second half of the quarter and are now down approximately 8% through July 2020 as compared to the prior year. However, in recent weeks we have seen some deceleration in our volume improvement, as the recent surge in COVID-19 cases has caused both the U.S. and Mexico governments to re-impose certain restrictions.  The year-over-year decline in volume is primarily driven by the travel, lodging, and restaurant industries, which represent a meaningful portion of our current processing volume.

Europe segment revenue was $32.3 million for the three months ended June 30, 2020, a decrease of $12.5 million, or 27.9%, compared to the three months ended June 30, 2019, primarily due to the unfavorable impact of COVID-19, including government actions, and the unfavorable impact of changes in foreign exchange rates. Our European payment volumes steadily improved in the second half of the quarter and are now up approximately 9% compared to 2019. Furthermore, the July 2020 volumes across most of our industry verticals are above the prior year, except for travel, hospitality, and restaurant merchants. Our European businesses’ ability to withstand the impact of COVID-19 was helped by our diversified merchant portfolio, which spans a wide variety of verticals and includes many large national and multinational customers.

Operating expenses

Cost of services and products

Cost of services and products was $19.2 million for the three months ended June 30, 2020, a decrease of $5.5 million, or 22.4%, compared to the three months ended June 30, 2019, primarily due to lower processing costs. Our cost of services and products includes both fixed and variable components, with variable components dependent upon payment processing activity. The decrease in cost was due to the variable component from the decrease in payment processing activity.

Selling, general and administrative expenses

Selling, general and administrative expenses were $54.6 million for the three months ended June 30, 2020, a decrease of $11.7 million, or 17.6%, compared to the three months ended June 30, 2019. The decrease was due primarily to the decrease in employee compensation expenses and third-party expenses. Excluding severance and share-based compensation, selling, general and administrative expenses decreased approximately 25% compared to the second quarter of 2019. We expect that a portion of the cost savings implemented during the second quarter will be permanent. As business activity continues to resume, we will evaluate our cost base and selectively restore expenses in order to meet business demand while gradually expanding current margins.

Depreciation and amortization

Depreciation and amortization was $20.5 million for the three months June 30, 2020, a decrease of $2.3 million, or 10.2%, compared to the three months ended June 30, 2019. This decrease was primarily driven by lower amortization due to accelerated amortization method of merchant contract portfolios and the lower amortizable value of the intangible assets due to an impairment recognized in 2019.

Impairment of intangible assets

Impairment of intangibles assets was $0.8 million for the three months ended June 30, 2020. The impairment charge related to the retirement of certain trademarks driven by an internal reorganization. There was no impairment recorded in the three months ended June 30, 2019.

Interest expense

Interest expense was $7.3 million for the three months ended June 30, 2020, a decrease of $4.0 million, or 34.9%, compared to $11.3 million for the three months ended June 30, 2019. The decrease was primarily due to the paydown of the revolving credit facility and lower average variable interest rates.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. The Company recorded a tax benefit of $0.7 million in the three months ended June 30, 2020 from a release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020, resulting in total income tax benefit of $0.5 million for the three months ended June 30, 2020. The Company recorded a tax benefit in the three months ended June 30, 2019 of $8.2 million as a result of a tax free  reorganization  to  consolidate  its  foreign  operation  and  reversed  a  deferred  tax  liability  related  to  foreign  tax withholding on unremitted foreign earnings, resulting in total income tax benefit of $5.2 million for the three months ended June 30, 2019.

Segment performance

Americas segment profit for the three months ended June 30, 2020 was $22.8 million, compared to $27.7 million for the three months ended June 30, 2019, a decrease of 17.5%. The decrease is primarily due to the previously discussed decline in revenue, offset by a decline in selling, general and administrative expenses. Americas segment profit remained relatively stable as we were able to implement our expense initiatives at the beginning of the quarter to offset the anticipated revenue declines. Americas segment profit margin was 36.8% for the three months ended June 30, 2020, compared to 35.6% for the three months ended June 30, 2019.

Europe segment profit was $6.8 million for the three months ended June 30, 2020, compared to $13.6 million for the three months ended June 30, 2019, a decrease of 50.1%. The decrease is primarily due to the previously discussed decline in revenue, offset by a decline in selling, general and administrative expenses. Further, the decline in Europe segment profit was impacted by the delay in implementing certain personnel actions during the quarter due to government regulations and the sharp decline in cross border activity.  In addition, the reductions in selling, general and administrative expenses were partially neutralized by our continued investment in our high growth European business leading up to the pandemic. Europe segment profit margin was 21.0% for the three months ended June 30, 2020, compared to 30.4% for the three months ended June 30, 2019.

Corporate expenses not allocated to a segment were $6.7 million for the three months ended June 30, 2020, compared to $8.3 million for the three months ended June 30, 2019. The decrease is primarily due to the salary reductions for the executive management team.

Comparison of results for the six months ended June 30, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Six Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2020	% of revenue	June 30, 2019	% of revenue	$ change	% change
Segment revenue:
Americas	$132,824	64.6%	$147,621	63.1%	$(14,797)	(10.0%)
Europe	72,628	35.4%	86,414	36.9%	(13,786)	(16.0%)
Revenue	$205,452	100.0%	$234,035	100.0%	$(28,583)	(12.2%)

Operating expenses:
Cost of services and products	$42,341	20.6%	$48,835	20.9%	$(6,494)	(13.3%)
Selling, general and administrative	126,911	61.8%	132,728	56.7%	(5,817)	(4.4%)
Depreciation and amortization	41,949	20.4%	45,608	19.5%	(3,659)	(8.0%)
Impairment of intangible assets	782	0.4%	6,632	2.8%	(5,850)	(88.2%)
Total operating expenses	211,983	103.2%	233,803	99.9%	(21,820)	(9.3%)
Income (loss) from operations	$(6,531)	(3.2%)	$232	0.1%	$(6,763)	(2915.1%)

Segment profit:
Americas	$42,780	32.2%	$42,530	28.8%	$250	0.6%
Europe	$15,617	21.5%	$23,316	27.0%	$(7,699)	(33.0%)

Revenue

Revenue was $205.5 million for the six months ended June 30, 2020, a decrease of $28.6 million, or 12.2%, compared to the six months ended June 30, 2019, primarily due to the unfavorable impact of COVID-19, including government actions, partially offset by growth in merchants, and the unfavorable impact of changes in foreign exchange rates.

Americas segment revenue was $132.8 million for the six months ended June 30, 2020, a decrease of $14.8 million, or 10.0%, compared to the six months ended June 30, 2019.

Europe segment revenue was $72.6 million for the six months ended June 30, 2020, a decrease of $13.8 million, or 16.0%, compared to the six months ended June 30, 2019.

The decrease in both Americas and Europe segment revenue for the six months ended June 30, 2020 is primarily due to the unfavorable impact of COVID-19, including government actions, as discussed in detail in the section comparing the results for the three months ended June 30, 2020 and 2019.

Operating expenses

Cost of services and products

Cost of services and products was $42.3 million for the six months ended June 30, 2020, a decrease of $6.5 million, or 13.3%, compared to the six months ended June 30, 2019, primarily due to lower processing costs. Our cost of services and products includes both fixed and variable components, with variable components dependent upon payment processing activity. The decrease in cost was due to the variable component from the decrease in payment processing activity.

Selling, general and administrative expenses

Selling, general and administrative expenses were $126.9 million for the six months ended June 30, 2020, a decrease of $5.8 million, or 4.4%, compared to the six months ended June 30, 2019. The decrease was due primarily to the lower employee compensation expenses and third party expenses, partially offset by severance costs recognized in the six months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization was $41.9 million for the six months June 30, 2020, a decrease of $3.7 million, or 8.0%, compared to the six months ended June 30, 2019. This decrease was primarily driven by lower amortization due to accelerated amortization method of merchant contract portfolios and the lower amortizable value of the intangible assets due to an impairment recognized in 2019.

Impairment of intangible assets

Impairment of intangibles assets was $0.8 million for the six months ended June 30, 2020, a decrease of $5.8 million, or 88.2%, compared to the six months ended June 30, 2019. In the six months ended June 30, 2020, we recognized an impairment charge related to the retirement of certain trademarks driven by an internal reorganization. In the six months ended June 30, 2019, we recognized an impairment charge related primarily to the termination of a marketing alliance agreement.

Interest expense

Interest expense was $17.2 million for the six months ended June 30, 2020, a decrease of $5.7 million, or 25.0%, compared to $22.9 million for the six months ended June 30, 2019. The decrease was primarily due the paydown of the revolving credit facility and lower average variable interest rates.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. The Company recorded a tax benefit of $2.6 million in the six months ended June 30, 2020 from a release of the U.S. interest limitation valuation allowance due to the CARES Act, resulting in total income tax benefit of $2.1 million for the six months ended June 30, 2020. The Company recorded a tax benefit in the six months ended June 30, 2019 of $8.2 million as a result of a tax free  reorganization  to  consolidate  its  foreign  operation  and  reversed  a  deferred  tax  liability  related  to  foreign  tax withholding on unremitted foreign earnings, resulting in total income tax benefit of $4.2 million for the six months ended June 30, 2019.

Segment performance

Americas segment profit for the six months ended June 30, 2020 was $42.8 million, compared to $42.5 million for the six months ended June 30, 2019, an increase of 0.6%. The increase is primarily due to lower expenses from our integration efforts, cost reductions implemented in response to the pandemic, and the impact of an asset impairment charge in the three months ended March 31, 2019, offset by the previously discussed decline in revenue. Americas segment profit margin was 32.2% for the six months ended June 30, 2020, compared to 28.8% for the six months ended June 30, 2019.

Europe segment profit was $15.6 million for the six months ended June 30, 2020, compared to $23.3 million for the six months ended June 30, 2019, a decrease of 33.0%. The decrease is primarily due to the previously discussed decline in revenue offset by a decline in selling, general and administrative expenses. Europe segment profit margin was 21.5% for the six months ended June 30, 2020, compared to 27.0% for the six months ended June 30, 2019.

Corporate expenses not allocated to a segment were $17.2 million for the six months ended June 30, 2020, compared to $15.9 million for the six months ended June 30, 2019. The increase is primarily due to the severance costs and the expense recognized in connection with share-based compensation awards.

Refer to the section comparing the results for the three months ended June 30, 2020 and 2019 for further discussion of the impact of COVID-19 and related cost measures on our performance and results of operations.

Liquidity and capital resources for the six months ended June 30, 2020 and 2019

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

As of June 30, 2020, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.4 million for additional borrowings.

On April 21, 2020 we completed the offer and sale of shares of Preferred Stock to MDP for an aggregate $149.3 million in net proceeds. We used $69.3 million of the proceeds to repay the balance on our Senior Secured Credit Facilities.

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

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of June 30, 2020, cash and cash equivalents of $390.7 million includes cash in the United States of $185.6 million and $205.1 million in foreign jurisdictions. Of the United States cash balances, $67.5 million is available for general purposes, and the remaining $118.1 million is considered merchant reserves and settlement-related cash and is therefore unavailable for the Company’s use. Of the foreign cash balances, $75.2 million is available for general purposes, and the remaining $129.9 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated.

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

The following table sets forth summary cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$37,465	$(62,088)
Net cash used in investing activities	(11,571)	(14,710)
Net cash provided by (used in) financing activities	69,157	(20,118)
Effect of exchange rate changes on cash and cash equivalents	(8,395)	(1,409)
Net increase (decrease) in cash and cash equivalents	$86,656	$(98,325)

Operating activities

Net cash provided by operating activities was $37.5 million for the six months ended June 30, 2020, an increase of $99.6 million compared to cash used in operating activities of $62.1 million for the six months ended June 30, 2019. This increase was due primarily to changes in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $11.6 million for the six months ended June 30, 2020, a decrease of $3.1 million compared to net cash used in investing activities of $14.7 million for the six months ended June 30, 2019. The decrease was primarily due to $3.0 million acquisition-related activity during the six months ended June 30, 2019. During the six months ended June 30, 2020, we did not have any business combinations.

Capital expenditures were $8.7 million for the six months ended June 30, 2020, a decrease of $4.6 million compared to $13.3 million for the six months ended June 30, 2019. The decrease was due primarily to fewer terminal and software purchases in markets outside of the United States as we actively managed our cash flow in response to the pandemic. As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash provided by financing activities was $69.2 million for the six months ended June 30, 2020, an increase of $89.3 million, compared to net cash used in financing activities of $20.1 million for the six months ended June 30, 2019. This increase was primarily due to proceeds from the issuance of Preferred Stock in April 2020 partially offset by an increase in repayments of long-term debt during the six months ended June 30, 2020.

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

Refer to Note 13, “Long-Term Debt and Lines of Credit,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our long-term debt and settlement lines of credit.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of June 30, 2020, we had $20.1 million outstanding under these lines of credit with additional capacity of $140.4 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of June 30, 2020, there were no significant changes to the contractual obligations reported at December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet transactions

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting policies

Our critical accounting policies have not changed, except for the new accounting pronouncements, the refinements to “Income Taxes” policy, the “Derivatives” policy adopted in connection with our new interest rate swap, and the “Preferred Stock” policy adopted in connection with issuance of Preferred Stock, as noted below, from those reported as of December 31, 2019 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our unaudited condensed consolidated financial statements, if any, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements.

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

Refer to Note 5, “Tax Receivable Agreement,” and Note 12, “Income Taxes,” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion of the Company’s income taxes and the tax receivable agreement.

Derivatives

We entered into an interest rate swap to manage a portion of the exposure to the fluctuations in LIBOR interest rates associated with our variable-rate term loan. We designated the interest rate swap as a cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The interest rate swap is recognized on the consolidated balance sheets at fair value. The changes in fair value are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings.

Refer to Note 14, “Derivatives,” and Note 18, “Fair Value,” for further information on the interest rate swap.

Preferred Stock

On April 21, 2020, we issued 152,250 shares of Preferred Stock for approximately $149.3 million in total net proceeds. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind dividends, and have the right, at their option, to convert the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Class A Common Stock. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), the holders of Preferred Stock may require us to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration. Because the occurrence of a change of control may be outside of our control, we have classified the Preferred Stock as mezzanine equity on the consolidated balance sheets.

Refer to Note 16, “Redeemable Preferred Stock,” for further information.

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

As of June 30, 2020, we had approximately $644.5 million of debt outstanding, net of accrued interest. During the quarter ended June 30, 2020, we entered into an interest rate swap to reduce a portion of exposure to market rate risk associated with our variable-rate debt. Refer to Note 14 “Derivatives,” in the notes to the accompanying unaudited condensed consolidated financial statements.

In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on June 30, 2020, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $1.4 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $1.4 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. There has been no significant change in our exposure to market risk during the quarter ended June 30, 2020. For additional detail regarding our exposure to foreign currency risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic and related government actions implemented to reduce its spread continue to negatively impact the global economy, disrupt consumer spending and global supply chains, and create significant volatility and disruption of financial markets. Foreign, federal, state, and local governments and health officials around the globe, including in all markets where EVO operates, have taken increasingly broad actions to mitigate the health crisis, including curtailment of movement and commerce such as mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines and “shelter-in-place” mandates. As a result, we and our merchants have seen a significant disruption in our business, including a steep decline in transaction volume and the number of transactions processed and therefore a decline in revenue in most of our industry verticals. This has had, and is expected to continue to have, a significant adverse impact on our business and financial performance. Although certain economies are reopening, continued or future shutdowns or partial reopenings could directly or indirectly impact transaction volumes and negatively impact our operating results.

The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict, as information continues to rapidly evolve. Factors such as the duration and spread of the outbreak (including whether there is a “second wave” or additional periods of increases in the number of COVID-19 cases in future periods), its severity, the effectiveness of government actions to contain the virus or treat its impact, the length of government restrictions, and how quickly and to what extent normal economic and operating conditions resume, will affect how we are impacted by the pandemic, including our ability to execute on our long-term and short-term strategic initiatives. A prolonged disruption in economic activity could adversely impact our business and financial performance, including the potential impairment of certain assets.

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

Even after the COVID-19 pandemic subsides, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the six months ended June 30, 2020 or year ended December 31, 2019, except for our sale of shares of Preferred Stock to MDP as previously reported and for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended June 30, 2020:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average Price	Purchased as Part of	that May Yet Be Purchased Under
	of Shares	Paid per	Publicly Announced	the Plans or Programs
Period	Purchased (1)	Share	Plans or Programs	(in millions)

April 1, 2020 to April 30, 2020	644	$13.70	—	$—
May 1, 2020 to May 31, 2020	39,044	$21.53	—	$—
June 1, 2020 to June 30, 2020	262	$23.21	—	$—
Total	39,950	$21.42

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

List of Exhibits

aaw
Exhibit
No.	Description
3.1

Certificate of Designations of Series A Convertible Preferred Stock of EVO Payments, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on April 22, 2020).

10.1

First Amendment to the Second Amended and Restated Limited Liability Company Agreement of EVO Investco, LLC, effective as of April 21, 2020, by and among EVO Payments, Inc., EVO Investco, LLC and its members (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 22, 2020).

10.2

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

10.4

Limited Waiver to Amended and Restated First Lien Credit Agreement, dated May 5, 2020, by and among EVO Payments International, LLC, as borrower, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2020).

10.5

First Amendment to Chairman and Consulting Agreement, effective as of April 21, 2020, by and between EVO Payments, Inc. and Rafik R. Sidhom (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2020).

10.6

EVO Payments, Inc. Amended and Restated 2018 Omnibus Incentive Stock Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement filed with the Commission on June 12, 2020).

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

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	August 5, 2020
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	August 5, 2020
Thomas E. Panther	(principal financial officer)