Form 10-Q
period 2020-09-30
EVO Payments, Inc.
filed 2020-11-05
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 26, 2020, there were 42,013,716 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, 34,163,538 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding, 1,886,425 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding, and 4,567,508 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties (including uncertainties around the duration and severity of the impact of the COVID-19 pandemic that are difficult to predict) that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the continuing impact of the COVID-19 pandemic on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the impact of the COVID-19 pandemic; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (11) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (12) increased customer, referral partner, or sales partner attrition; (13) the incurrence of chargebacks; (14) failure to maintain or collect reimbursements; (15) fraud by merchants or others; (16) the failure of our third-party vendors to fulfill their obligations; (17) failure to maintain merchant and sales relationships or financial institution alliances; (18) ineffective risk management policies and procedures; (19) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (20) damage to our reputation, or the reputation of our partners; (21) seasonality and volatility; (22) our inability to recruit, retain and develop qualified personnel; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase our eService subsidiary in Poland; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the planned phasing out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to establish and maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties contained in Part II of this Quarterly Report on Form 10-Q or in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

EVO Payments, Inc. is the managing member of EVO Investco, LLC and, as of September 30, 2020, was the owner of approximately 50.8% of the outstanding common membership interests of EVO Investco, LLC (“LLC Interests”).

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

• “Continuing LLC Owners” refers collectively to the holders of our Class B common stock, Class C common stock and Class D common stock of EVO, Inc. immediately following our initial public offering, which includes Blueapple, MDP, our executive officers and certain of our current and former employees.

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

• “Reorganization Transactions” refers to the series of reorganization transactions that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$373,879	$304,089
Accounts receivable, net	14,860	15,881
Other receivables	14,961	24,438
Due from related parties	630	1,125
Inventory	7,600	9,128
Settlement processing assets	288,598	328,637
Other current assets	14,371	12,867
Total current assets	714,899	696,165
Equipment and improvements, net	71,847	94,464
Goodwill, net	372,321	378,838
Intangible assets, net	213,805	257,560
Investment in unconsolidated investees	776	2,078
Deferred tax assets	217,399	210,275
Operating lease right-of-use assets	35,225	45,664
Investment in equity securities, at fair value	23,336	—
Other assets	14,731	21,360
Total assets	$1,664,339	$1,706,404

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$16,594	$33,103
Current portion of long-term debt	4,628	8,744
Accounts payable	6,812	13,584
Accrued expenses	107,804	110,079
Settlement processing obligations	422,021	449,302
Current portion of operating lease liabilities, inclusive of related party liability of $1.1 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively	6,211	7,087
Due to related parties	4,429	7,325
Total current liabilities	568,499	629,224
Long-term debt, net of current portion	580,164	693,169
Due to related parties	185	385
Deferred tax liabilities	14,218	17,260
Tax receivable agreement obligations, inclusive of related party liability of $142.3 million and $141.1 million at September 30, 2020 and December 31, 2019, respectively	151,807	150,274
ISO reserves	2,921	2,758
Operating lease liabilities, net of current portion, inclusive of related party liability of $2.5 million and $3.2 million at September 30, 2020 and December 31, 2019, respectively	31,287	41,703
Other long-term liabilities	2,346	1,830
Total liabilities	1,351,427	1,536,603
Commitments and contingencies
Redeemable non-controlling interests	1,008,491	1,052,448
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 and 0 shares at September 30, 2020 and December 31, 2019, respectively. Liquidation preference: $156,285 and $0 at September 30, 2020 and December 31, 2019, respectively	151,721	—
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 42,012,986 and 41,233,954 shares at September 30, 2020 and December 31, 2019, respectively	4	4
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 34,163,538 and 34,163,538 shares at September 30, 2020 and December 31, 2019, respectively	3	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 1,886,425 and 2,321,955 shares at September 30, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 4,567,508 and 4,354,978 shares at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(555,089)	(587,358)
Accumulated other comprehensive loss	(9,712)	(1,948)
Total EVO Payments, Inc. shareholders' deficit	(564,794)	(589,299)
Nonredeemable non-controlling interests	(282,506)	(293,348)
Total deficit	(847,300)	(882,647)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,664,339	$1,706,404

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$116,976	$122,363	$322,428	$356,398
Operating expenses:
Cost of services and products	20,693	24,065	63,034	72,900
Selling, general, and administrative	64,668	63,864	191,579	196,592
Depreciation and amortization	22,167	22,804	64,116	68,412
Impairment of intangible assets	—	3,872	782	10,504
Total operating expenses	107,528	114,605	319,511	348,408
Income from operations	9,448	7,758	2,917	7,990
Other income (expense):
Interest income	226	858	857	2,268
Interest expense	(6,717)	(11,085)	(23,916)	(34,006)
Income from investment in unconsolidated investees	95	167	310	436
Gain on investment in equity securities	15,750	—	15,750	—
Other income, net	2,558	888	753	2,498
Total other income (expense)	11,912	(9,172)	(6,246)	(28,804)
Income (loss) before income taxes	21,360	(1,414)	(3,329)	(20,814)
Income tax (expense) benefit	(6,775)	(3,590)	(4,699)	618
Net income (loss)	14,585	(5,004)	(8,028)	(20,196)
Less: Net income attributable to non-controlling interests in consolidated entities	3,556	2,220	5,644	4,798
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	5,190	(5,380)	(10,932)	(18,323)
Net income (loss) attributable to EVO Payments, Inc.	5,839	$(1,844)	(2,740)	$(6,671)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,360	—	4,131	—
Net income (loss) attributable to Class A common stock	$3,479	$—	$(6,871)	$—

Earnings per share
Basic	$0.07	$(0.05)	$(0.17)	$(0.22)
Diluted	$0.07	$(0.05)	$(0.17)	$(0.22)

Weighted-average Class A common stock outstanding
Basic	41,675,929	34,634,567	41,445,566	30,996,506
Diluted	42,636,616	34,634,567	41,445,566	30,996,506

Comprehensive income (loss):
Net income (loss)	$14,585	$(5,004)	$(8,028)	$(20,196)
Change in fair value of interest rate swap, net of tax(1)	150	—	(614)	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax (2)	14,930	(16,943)	(19,663)	(13,530)
Other comprehensive income (loss)	15,080	(16,943)	(20,277)	(13,530)
Comprehensive income (loss)	29,665	(21,947)	(28,305)	(33,726)
Less: Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	5,110	(691)	4,624	2,013
Less: Comprehensive income (loss) attributable to non-controlling interests of EVO Investco, LLC	12,335	(13,486)	(22,425)	(24,562)
Comprehensive income (loss) attributable to EVO Payments, Inc.	$12,220	$(7,770)	$(10,504)	$(11,177)

(1)	Net of tax expense of less than $(0.1) million for the three months ended September 30, 2020. Net of tax benefit of $0.1 million for the nine months ended September 30, 2020.
(2)	Net of tax (expense) benefit of $(0.9) million and $5.1 million for the three months ended September 30, 2020 and 2019, respectively. Net of tax benefit of $3.7 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

	Shareholders' Equity (Deficit)
										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2019	26,025	$3	35,914	$4	2,461	$—	16,786	$1	$178,176	$(223,799)	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093

Prior period adjustment*	—	—	—	—	—	—	—	—	(20,629)	—	—	(20,629)	20,629	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,290)	—	(5,290)	(4,797)	(10,087)	(8,932)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,047)	(1,047)	404	(643)	(2,580)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)	(5,465)
Share-based compensation expense	—	—	—	—	—	—	—	—	1,845	—	—	1,845	—	1,845	—
Vesting of equity awards	—	—	—	—	—	—	—	—	(129)	—	—	(129)	—	(129)	—
Exchanges of Class C and Class D common stock for Class A common stock	491	—	—	—	(12)	—	(479)	—	(20,293)	—	—	(20,293)	20,293	—	—
Deferred taxes in connection with share exchanges and secondary offerings	(2)	—	—	—	—	—	—	—	121	—	—	121	—	121	—
Tax receivable agreement in connection with share exchanges and secondary offerings	—	—	—	—	—	—	—	—	334	—	—	334	—	334	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(646)	—	(646)	(457)	(1,103)	1,103
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(98,922)	—	(98,922)	(70,062)	(168,984)	168,984
Balance, March 31, 2019	26,514	3	35,914	4	2,449	—	16,307	1	139,425	(328,657)	(4,040)	(193,264)	(848,079)	(1,041,343)	1,163,203

Net income	—	—	—	—	—	—	—	—	—	463	—	463	785	1,248	2,579
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	2,887	2,887	223	3,110	4,553
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(216)	(216)	(744)
Secondary offering	5,750	—	(500)	—	—	—	(4,500)	—	(171,300)	—	—	(171,300)	203,864	32,564	(13,580)
Share-based compensation expense	—	—	—	—	—	—	—	—	2,977	—	—	2,977	—	2,977	—
Vesting of equity awards	75	—	—	—	—	—	—	—	(1,509)	—	—	(1,509)	—	(1,509)	—
Stock options exercised	28	—	—	—	—	—	—	—	291	—	—	291	—	291	—
Exchanges of Class C and Class D common stock for Class A common stock	121	—	—	—	(79)	—	(42)	—	(6,477)	—	—	(6,477)	6,477	—	—
Deferred taxes in connection with share exchanges and secondary offerings	2	—	—	—	—	—	—	—	1,951	—	—	1,951	—	1,951	—
Tax receivable agreement in connection with share exchanges and secondary offerings	—	—	—	—	—	—	—	—	6,606	—	—	6,606	—	6,606	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(3,647)	—	(3,647)	(1,662)	(5,309)	5,309

	Shareholders' Equity (Deficit)
										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(59,845)	—	(59,845)	(27,283)	(87,128)	87,128
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	28,036	(28,036)	—	—	—	—	—
Balance, June 30, 2019	32,490	3	35,414	4	2,370	—	11,765	1	—	(419,722)	(1,153)	(420,867)	(665,891)	(1,086,758)	1,248,448

Net loss	—	—	—	—	—	—	—	—	—	(1,844)	—	(1,844)	(2,036)	(3,880)	(1,124)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(7,702)	(7,702)	(2,752)	(10,454)	(11,589)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(53)	(53)	—
August 2019 Secondary Offering	4,000	1	(750)	(1)	—	—	(3,250)	—	(132,100)	—	—	(132,100)	153,288	21,188	(21,188)
Fair value adjustment in connection with purchase of Blueapple Class B shares	—	—	—	—	—	—	—	—	—	1,721	—	1,721	739	2,460	(2,460)
Share-based compensation expense	—	—	—	—	—	—	—	—	3,019	—	—	3,019	—	3,019	—
Vesting of equity awards	5	—	—	—	—	—	—	—	(78)	—	—	(78)	—	(78)	—
Stock options exercised	21	—	—	—	—	—	—	—	519	—	—	519	—	519	—
Exchanges of Class C and Class D common stock for Class A common stock	196	—	—	—	(36)	—	(160)	—	(10,615)	—	—	(10,615)	10,615	—	—
Deferred taxes in connection with share exchanges and secondary offerings	—	—	—	—	—	—	—	—	1,323	—	—	1,323	—	1,323	—
Tax receivable agreement in connection with share exchanges and secondary offerings	—	—	—	—	—	—	—	—	6,065	—	—	6,065	—	6,065	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(1,524)	—	(1,524)	(444)	(1,968)	1,968
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	81,633	—	81,633	23,778	105,411	(105,411)
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	131,867	(131,867)	—	—	—	—	—
Balance, September 30, 2019	36,712	$4	34,664	$3	2,334	$—	8,355	$1	$—	$(471,603)	$(8,855)	$(480,450)	$(482,756)	$(963,206)	$1,108,644

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

The presentation of the statements of changes in equity (deficit) for the nine months ended September 30, 2019 was revised to present the consecutive quarterly statements of changes in equity (deficit) for the three months ended March 31, 2019, the three months ended June 30, 2019, and the three months ended September 30, 2019 as compared to the cumulative statement of changes in equity (deficit) for the nine months ended September 30, 2019, to conform with the presentation in the current period.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2020	—	$—	41,234	$4	34,164	$3	2,322	$—	4,355	$—	$—	$(587,358)	$(1,948)	$(589,299)	$(293,348)	$(882,647)	$1,052,448

Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,808)	—	(4,808)	(1,474)	(6,282)	(7,288)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(18,556)	(18,556)	(3,977)	(22,533)	(25,176)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(63)	(63)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,585	—	—	3,585	—	3,585	—
Vesting of equity awards	—	—	107	—	—	—	—	—	—	—	(339)	—	—	(339)	—	(339)	—
Exercise of stock options	—	—	1	—	—	—	—	—	—	—	17	—	—	17	—	17	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	19	—	—	—	(4)	—	(15)	—	(882)	—	—	(882)	882	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	3,632	—	—	3,632	—	3,632	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	22	—	—	22	—	22	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	25,069	—	25,069	4,036	29,105	(29,105)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	320,136	—	320,136	51,538	371,674	(371,674)
Balance, March 31, 2020	—	—	41,361	4	34,164	3	2,318	—	4,340	—	6,035	(246,961)	(20,504)	(261,423)	(242,406)	(503,829)	619,205

Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,771)	—	(3,771)	(939)	(4,710)	(4,333)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	4,747	4,747	1,004	5,751	7,365
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11)	(11)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,890	—	—	5,890	—	5,890	—
Vesting of equity awards	—	—	79	—	—	—	—	—	—	—	(856)	—	—	(856)	—	(856)	—
Exercise of stock options	—	—	34	—	—	—	—	—	—	—	549	—	—	549	—	549	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	31	—	—	31	—	31	—
Issuance of redeemable preferred stock, net of issuance costs	152	147,590	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	1,771	—	—	—	—	—	—	—	—	(1,771)	—	—	(1,771)	—	(1,771)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	(336)	(336)	(70)	(406)	(358)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(5,203)	—	—	(5,203)	(835)	(6,038)	6,038
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(225,786)	—	—	(225,786)	(36,249)	(262,035)	262,035
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	221,111	(221,111)	—	—	—	—	—
Balance, June 30, 2020	152	149,361	41,474	4	34,164	3	2,318	—	4,340	—	—	(471,843)	(16,093)	(487,929)	(279,506)	(767,435)	889,952

Net income	—	—	—	—	—	—	—	—	—	—	—	5,839	—	5,839	946	6,785	7,800
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	6,315	6,315	1,142	7,457	7,473
Return of prior distributions, net of current period distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	97	97	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,916	—	—	5,916	—	5,916	—
Vesting of equity awards	—	—	6	—	—	—	—	—	—	—	(48)	—	—	(48)	—	(48)	—
Exercise of stock options	—	—	329	—	—	—	—	—	—	—	4,955	—	—	4,955	—	4,955	—
Exchanges of Class C common stock for Class A and Class D common stock	—	—	204	—	—	—	(432)	—	228	—	(8,543)	—	—	(8,543)	8,543	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	200	—	—	200	—	200	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	249	—	—	249	—	249	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,360	—	—	—	—	—	—	—	—	(2,360)	—	—	(2,360)	—	(2,360)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	66	66	14	80	70
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(22,638)	—	—	(22,638)	(3,477)	(26,115)	26,115
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(66,816)	—	—	(66,816)	(10,265)	(77,081)	77,081
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	89,085	(89,085)	—	—	—	—	—
Balance, September 30, 2020	152	$151,721	42,013	$4	34,164	$3	1,886	$—	4,568	$—	$—	$(555,089)	$(9,712)	$(564,794)	$(282,506)	$(847,300)	$1,008,491

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,028)	$(20,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,116	68,412
Gain on sale of investment	(336)	(250)
Gain on investment in equity securities	(15,750)	—
Amortization of deferred financing costs	2,006	2,006
Change in fair value of contingent consideration	(74)	2,362
Loss on disposal of equipment and improvements	1,239	—
Share-based compensation expense	15,391	7,841
Impairment of intangible assets	782	10,504
Accrued interest expense	(4,127)	366
Deferred taxes, net	(1,086)	(7,880)
Other	543	(79)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,039	(2,546)
Other receivables	7,898	32,739
Inventory	1,357	(1,487)
Other current assets	(1,937)	(2,816)
Operating lease right-of-use assets	6,199	5,451
Other assets	(674)	(666)
Related parties, net	(2,506)	2,288
Accounts payable	(6,707)	(38,973)
Accrued expenses	2,639	(7,234)
Settlement processing funds, net	12,788	(15,579)
Operating lease liabilities	(6,934)	(5,505)
Other	163	67
Net cash provided by operating activities	68,001	28,825
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(38,832)
Purchase of equipment and improvements	(12,719)	(24,639)
Acquisition of intangible assets	(5,023)	(4,759)
Net proceeds from sale of investments	—	250
Return of capital on equity method investment	906	—
Collection of deferred cash consideration	—	4,882
Collections of notes receivable	255	1,812
Net cash used in investing activities	(16,581)	(61,286)
Cash flows from financing activities:
Proceeds from long-term debt	185,250	316,479
Repayments of long-term debt	(316,659)	(318,919)
Deferred financing costs paid	—	(2)
Contingent consideration paid	(1,105)	(5,919)
Deferred cash consideration paid	(887)	—
Secondary offering proceeds	—	258,522
Purchase of LLC Interests, Class B and Class D common stock in connection with the April 2019 and the August 2019 Secondary Offerings	—	(239,538)
Repurchases of shares to satisfy minimum tax withholding	(1,243)	(1,716)
Proceeds from issuance of redeemable preferred stock	149,250	—
Redeemable preferred stock issuance costs	(1,660)	—
Proceeds from exercise of common stock options	5,521	810
Distribution to non-controlling interests holders	23	(6,493)
Net cash provided by financing activities	18,490	3,224
Effect of exchange rate changes on cash and cash equivalents	(120)	(9,651)
Net increase (decrease) in cash and cash equivalents	69,790	(38,888)
Cash and cash equivalents, beginning of period	304,089	350,697
Cash and cash equivalents, end of period	$373,879	$311,809

See accompanying notes to unaudited condensed consolidated financial statements.

The presentation of cash flows from operating activities for the nine months ended September 30, 2019 was revised from the amounts previously reported to conform with the presentation required by the retroactive adoption of ASC 842 as of January 1, 2019.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. (the “Company”) is a Delaware corporation whose primary asset is its ownership of approximately 50.8% of the membership interests of EVO, LLC as of September 30, 2020. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO, and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

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

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, the unaudited condensed consolidated statement of changes in equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

(d)	Cash and Cash Equivalents, Settlement-Related Cash, and Merchant Reserves

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of September 30, 2020 and December 31, 2019, settlement-related cash balances were $132.9 million and $178.8 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining the merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of September 30, 2020 and December 31, 2019, merchant reserves were $105.0 million and $85.8 million, respectively.

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

Refer to Note 14, “Derivatives,” and Note 18, “Fair Value,” for further information on the interest rate swap.

(f)	Investment in equity securities

The Company’s accounting treatment for investments in equity securities differs for those with and without readily determinable fair values. Investments in equity securities with readily determinable fair values are recorded at fair value on the consolidated balance sheets with changes in fair value at each reporting period recognized on the consolidated statements of operations. Investments in equity securities without readily determinable fair value are recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer.

(g)	Recent Accounting Pronouncements

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

Investments, Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company does not expect that ASU 2020-01 will have a material impact on the Company’s consolidated financial statements.

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating the impact of this ASU and does not expect that it will have a material impact on the Company’s consolidated financial statements.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration.

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. The revenue recognized from the sale and rental of POS equipment totaled $10.1 million and $12.2 million for the three months ended September 30, 2020 and 2019, respectively. The revenue recognized from the sale and rental of POS equipment totaled $29.4 million and $32.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The table below presents a disaggregation of the Company’s revenue by segment and by division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also has referral arrangements with independent sales organizations (“ISO”) that refer merchants to the Company. The Company utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports business-to-business customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$31,561	$37,714	$69,275	$93,548	$94,479	$188,027
Tech-enabled	31,248	10,474	41,722	88,569	26,337	114,906
Traditional	5,979	—	5,979	19,495	—	19,495
Totals	$68,788	$48,188	$116,976	$201,612	$120,816	$322,428

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$38,025	$36,383	$74,408	$113,246	$105,248	$218,494
Tech-enabled	28,914	10,958	39,872	84,912	28,507	113,419
Traditional	8,083	—	8,083	24,485	—	24,485
Totals	$75,022	$47,341	$122,363	$222,643	$133,755	$356,398

(3)       Settlement Processing Assets and Obligations

Settlement processing assets and obligations represent intermediary balances within the settlement process involving the movement of funds between consumers, card issuers, card networks, the Company, and its merchants. The Company processes funds settlement through two models, the sponsorship model and the direct membership model.

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

The card networks operate as an intermediary between the card issuing banks and the Acquiring Banks, whereby funds are received by the card issuing banks and remitted to the Acquiring Bank via the card networks on a daily basis. The Company then remits these funds to its merchants, either through a Member Bank under the sponsorship model, or directly to merchants under the direct membership model.  Incoming funds due from the card networks on behalf of the card issuing bank are classified as receivables from card networks in the table below, whereas the funds due from the Company to its merchants are classified as settlement liabilities due to merchants.

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

As described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company collects funds from merchants that serve as collateral to mitigate potential future losses, and recognizes a corresponding liability which is presented as merchant reserves within the settlement processing obligations. Refer to table below.

While receivables from card networks and settlement liabilities due to merchants represent intermediary balances in the transaction settlement process, timing differences, interchange expense, merchant reserves and exception items cause differences between the amount the Member Banks receive from the card networks and the amount funded to merchants.

A summary of settlement processing assets and obligations is as follows:

	September 30,	December 31,
	2020	2019

	(In thousands)
Settlement processing assets:
Receivable from card networks	$199,710	$232,458
Receivable from merchants	88,888	96,179
Totals	$288,598	$328,637

Settlement processing obligations:
Settlement liabilities due to merchants	$(317,053)	$(363,545)
Merchant reserves	(104,968)	(85,757)
Totals	$(422,021)	$(449,302)

(4)	Earnings Per Share

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

Under this method, all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. The Preferred Stock is not included in the computation of basic earnings per share in periods in which the Company reports a net loss, as the Preferred Stock holders are not contractually obligated to share in the net losses. However, the cumulative dividends that accrete on the Preferred Stock for the period reduce the net income or increase the net loss allocated to common stockholders. The Company applies a discrete-period basis to allocate the earnings in the interim period, under which each interim period is treated in the same manner as an annual period is treated in a year-to-date calculation of earnings per share.  Earnings per share is not separately presented for Class B common stock, Class C common stock, and Class D common stock since they have no economic rights to the earnings of the Company.

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

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2020		2019

Numerator:
Net income (loss) attributable to EVO Payments, Inc.	$5,839	$(2,740)	$(1,844)	$(6,671)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,360	4,131	—	—
Less: Allocation of undistributed earnings to preferred shares	663	—	—	—
Undistributed earnings (loss) attributable to shares of Class A common stock	$2,816	$(6,871)	$(1,844)	$(6,671)

Denominator:
Weighted-average Class A common stock outstanding	41,675,929	41,445,566	34,634,567	30,996,506
Effect of dilutive securities	960,687	—	—	—
Total dilutive securities	42,636,616	41,445,566	34,634,567	30,996,506

Earnings per share:
Basic	$0.07	$(0.17)	$(0.05)	$(0.22)
Diluted	$0.07	$(0.17)	$(0.05)	$(0.22)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	90,572	—	—
Stock options	—	5,013,228	3,307,082	3,002,231
RSUs	—	1,169,696	844,616	790,719
RSAs	—	4,323	14,672	22,359
Class C common stock	2,103,664	2,246,332	2,327,511	2,399,326
Class D common stock	4,490,812	4,392,211	10,019,169	12,829,719

(5)	Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) that requires the Company to make payments to the Continuing LLC Owners that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of LLC Interests and paired Class C common stock or paired Class D common stock for Class A common stock, purchases or redemptions of LLC Interests, and payments made under the TRA. Payments will occur only after the filing of U.S. federal and state income tax returns and realization of cash tax savings from the favorable tax attributes. Due to net losses attributable to the Company in prior years, there were no realized tax savings attributable to the TRA, therefore no payments have been made related to the TRA obligation.

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through September 30, 2020, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $178.6 million ($164.8 million net of amortization) and $151.8 million, respectively at September 30, 2020. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of September 30, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

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

Goodwill in the amount of $22.7 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In the final purchase price allocation, the Company recorded an additional deferred tax liability with an increase to goodwill of less than $0.1 million based on the review of Delego’s historical tax records. Goodwill generated from the Delego acquisition is deductible for U.S. income tax purposes.

(b)	SF Systems

In July 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of SF Systems, S.A.P.I. (“SF Systems”) for total consideration of $5.0 million, which included an upfront payment of $4.0 million and a holdback liability of $1.0 million payable 18 months after the closing date. Net assets acquired in the SF Systems acquisition included purchased software of $2.6 million with a useful life of 5 years and goodwill of $2.4 million. Goodwill generated from the SF Systems acquisition is deductible for United States income tax purposes. SF Systems is presented in the Company’s Americas segment.

(c)	Way2Pay Ltd

In March 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Way2Pay Ltd (“Way2Pay”) for total consideration of €3.0 million ($3.4 million, based on the foreign exchange rate at the time of the acquisition), which included an upfront payment of €2.7 million and a holdback liability of €0.3 million payable 18 months after the date of the agreement. The holdback was paid in full during the quarter ended September 30, 2020. Net assets acquired in the Way2Pay acquisition included purchased software of $4.0 million with a useful life of 5 years and liabilities of $0.6 million. Way2Pay is presented in the Company’s Europe segment.

(7) Leases

As of December 31, 2019, the Company retroactively adopted ASC 842 effective January 1, 2019, using the modified retrospective transition method. The Company elected to account for lease and nonlease components in a lease arrangement as a combined lease component for all classes of leased assets. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further discussion.

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company has no finance leases as of September 30, 2020 and December 31, 2019. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.94 years and 7.79 years at September 30, 2020 and December 31, 2019, respectively. The Company has no significant short-term leases as of September 30, 2020 and December 31, 2019.

The Company’s leases do not provide a readily determinable implicit interest rate and therefore, the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of the lease liabilities were 6.46% and 6.67% as of September 30, 2020 and December 31, 2019, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended September 30, 2020 and 2019 were $2.7 million and $3.1 million, respectively, in each period, and are included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). Operating lease costs for the nine months ended September 30, 2020 and 2019 were $8.5 million and $8.7 million, respectively. Total lease costs include variable lease costs of approximately $0.5 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, which are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Total lease costs include variable lease costs of $1.6 million for the nine months ended September 30, 2020 and 2019. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 and 2019 was $8.1 million and $7.5 million, respectively, which is included as a component of cash provided by operating activities in the unaudited condensed consolidated statement of cash flows.

As of September 30, 2020, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2020 (remainder of the year)	$1,720
2021	8,600
2022	8,285
2023	6,178
2024	5,368
2025 and thereafter	17,130
Total future minimum lease payments (undiscounted)	47,281
Less: present value discount	(9,783)
Present value of lease liability	$37,498

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	September 30,	December 31,
	Years	2020	2019

		(In thousands)
Card processing equipment	3-5	$138,694	$137,190
Office equipment	3-5	44,539	42,561
Computer software	3	42,836	42,621
Leasehold improvements	various	19,090	17,870
Furniture and fixtures	5-7	4,518	6,019
Totals		249,677	246,261
Less accumulated depreciation		(177,106)	(155,323)
Foreign currency translation adjustment		(724)	3,526
Totals		$71,847	$94,464

Depreciation expense related to equipment and improvements were $9.9 million and $10.0 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense related to equipment and improvements were $29.8 million and $31.5 million for the nine months ended September 30, 2020 and 2019, respectively.

In the nine months ended September 30, 2020, equipment and improvements, gross, and accumulated depreciation were each reduced by $9.3 million and $8.0 million, respectively, and in the nine months ended September 30, 2019 by $10.8 million and $10.7 million, respectively, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	September 30, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(176,230)	$(5,685)	$(33,219)	$78,447
Marketing alliance agreements	186,081	(66,518)	(7,557)	(23,856)	88,150
Trademarks, definite-lived	21,629	(10,583)	(901)	(3,442)	6,703
Internally developed and acquired software	89,083	(36,007)	(10,191)	(2,440)	40,445
Non-compete agreements	6,462	(6,403)	-	1	60
Total	$596,836	$(295,741)	$(24,334)	$(62,956)	$213,805

	December 31, 2019
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$296,033	$(163,358)	$(7,089)	$(26,347)	$99,239
Marketing alliance agreements	191,879	(59,545)	(11,920)	(17,468)	102,946
Trademarks, definite-lived	29,493	(13,129)	(2,631)	(4,600)	9,133
Internally developed and acquired software	84,060	(26,042)	(10,190)	(2,110)	45,718
Non-compete agreements	6,462	(5,938)	-	-	524
Trademarks, indefinite-lived	18,499	-	(18,499)	-	-
Total	$626,426	$(268,012)	$(50,329)	$(50,525)	$257,560

As of September 30, 2020, the gross carrying value of merchant contract portfolios and customer relationships, marketing alliance agreements, and definite and indefinite-lived trademarks were reduced by $2.4 million, $5.8 million, $7.9 million, and $18.5 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for the write off of fully impaired intangible assets.

Amortization expense related to intangible assets was $12.3 million and $12.8 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $34.3 million and $36.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to September 30, 2020:

(In thousands)
Years ending:
2020 (remainder of the year)	$11,920
2021	40,895
2022	33,704
2023	28,148
2024	17,388
2025 and thereafter	81,750
Total	$213,805

For the three months ended September 30, 2020, there were no impairments. For the nine months ended September 30, 2020, the Company recognized an impairment charge of $0.8 million related to the retirement of certain trademarks driven by internal reorganization. Impairment charges related to intangible assets were $3.9 million and $10.5 million for the three and nine months ended September 30, 2019, respectively.

The following represents intangible assets, net by segment:

	September 30,	December 31,
	2020	2019

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$58,398	$74,791
Marketing alliance agreements	61,056	72,272
Trademarks, definite-lived	1,689	2,994
Internally developed and acquired software	25,161	28,697
Non-compete agreements	39	489
Total	146,343	179,243

Europe
Merchant contract portfolios and customer relationships	20,049	24,448
Marketing alliance agreements	27,094	30,674
Trademarks, definite-lived	5,014	6,139
Internally developed and acquired software	15,284	17,021
Non-compete agreements	21	35
Total	67,462	78,317

Total intangible assets, net	$213,805	$257,560

Goodwill activity for the nine months ended September 30, 2020, in total and by reportable segment, was as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2019	$268,049	$135,080	$403,129
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2019	268,049	110,789	378,838
Business combinations	61	—	61
Foreign currency translation adjustment	(6,846)	268	(6,578)
Goodwill, net, as of September 30, 2020	$261,264	$111,057	$372,321

In June 2020, the Company recorded a measurement period adjustment related to the Delego acquisition which increased the goodwill by less than $0.1 million. Refer to Note 6, “Acquisitions,” for further discussion.

(10)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Compensation and related benefits	$21,726	$18,460
Third-party processing and payment network fees	42,003	36,409
Trade payables	5,741	11,571
Taxes payable	9,699	18,556
Commissions payable to third parties and agents	15,195	15,030
Unearned revenue	4,302	4,309
Other	15,950	19,328
Total accounts payable and accrued expenses	$114,616	$123,663

(11) Related Party Transactions

Related party balances consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Due from related parties, current	$630	$1,125
Due to related parties, current	(4,429)	(7,325)
Due to related parties, long-term	(185)	(385)

Due from related parties, current, consists of receivables due from non-controlling interest holders of consolidated subsidiaries.

Due to related parties, current, consists of $3.3 million and $5.5 million as of September 30, 2020 and December 31, 2019, respectively, primarily due to non-controlling interest holders of consolidated subsidiaries, and $1.1 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively, representing commissions payable to unconsolidated investees of the Company.

Due to related parties, long-term, consists of ISO commission reserves.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s chairman. As of September 30, 2020 and December 31, 2019, the liability related to this lease amounted to $3.3 million and $4.1 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets. The Company subleases a portion of this office space to an unconsolidated investee. Sublease income was less than $0.1 million for the three and nine months ended September 30, 2020 and 2019.

The Company leases vehicles from the non-controlling interest holder of a consolidated subsidiary. As of September 30, 2020 and December 31, 2019, these lease liabilities amounted to $0.3 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $3.1 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively. Related party commission expense incurred with unconsolidated investees of the Company amounted to $12.0 million and $15.0 million for the nine months ended September 30, 2020 and 2019, respectively. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. Blueapple is controlled by entities affiliated with the Company’s founder and chairman, Rafik R. Sidhom. The expense related to these services was less than $0.1 million for the three months ended September 30, 2020 and 2019. The expense related to these services was $0.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the three months ended September 30, 2020 and 2019, the Company paid commissions of $0.2 million and $0.1 million related to this activity, respectively. For the nine months ended September 30, 2020 and 2019, the Company paid commissions of $0.4 million related to this activity.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For the three months ended September 30, 2020 and 2019, the Company paid $0.1 million in commissions and other expenses to NFP. For the nine months ended September 30, 2020 and 2019, the Company paid $0.3 million and $0.2 million in commissions and other expenses to NFP, respectively.

On April 21, 2020, the Company issued 152,250 shares of Preferred Stock to an affiliate of MDP for a purchase price of $985.221685 per share. The Company also reimbursed MDP for $0.8 million of expenses in connection with the offer and sale of the Preferred Stock. Refer to Note 16, “Redeemable Preferred Stock,” for additional details regarding the transaction.

On August 4, 2020, the Company sold the entirety of its 25% equity interest in Omega Processing Solutions, L.L.C., one of its unconsolidated investees, for cash proceeds of $1.6 million. The Company recognized a net gain of $0.3 million on the sale of this investment.

(12)	Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the three and nine months ended September 30, 2020, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2020 results and uncertainty related to the COVID-19 global pandemic. Therefore, the Company recorded a tax expense for the three and nine months ended September 30, 2020 based on its actual year-to-date effective tax rate.

The Company’s effective tax rate (“ETR”) was 31.72% and (141.12)% for the three and nine months ended September 30, 2020, respectively. The Company’s ETR was (231.6)% and 2.8% for the three and nine months ended September 30, 2019, respectively. The Company recorded a tax expense of $0.4 million and a benefit of $2.2 million in the three and nine months ended September 30, 2020 from a release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. The Company recorded a tax benefit in the three and nine months ended September 30, 2019 of $8.2 million as a result of a tax free  reorganization  to  consolidate  its  foreign  operation  and  reversed  a  deferred  tax  liability  related  to  foreign  tax withholding on unremitted foreign earnings. The variance in the ETR for the three and nine months ended September 30, 2020 and 2019 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended September 30, 2020. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations after taking into account the Company’s recovery from the COVID-19 pandemic and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. The Company has established $6.5 million of valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions and the US interest limitation carryforward. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (the “Senior Secured Credit Facilities”). On May 25, 2018, the Company repaid all outstanding amounts under the second lien credit facility using a portion of the proceeds from the IPO. As of September 30, 2020, the Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively.

As of September 30, 2020 and December 31, 2019, the Company’s long-term debt consists of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
First lien term loan	$592,818	$650,891
First lien revolver	—	60,987
Less debt issuance costs	(8,026)	(9,965)
Total long-term debt	584,792	701,913
Less current portion of long-term debt, including accrued interest(1) of $4.1 million as of December 31, 2019	(4,628)	(8,744)
Total long-term debt, net of current portion	$580,164	$693,169

(1)	Accrued interest of approximately $0.3 million as of September 30, 2020 is presented within accrued expenses on the unaudited condensed consolidated balance sheet.

On April 21, 2020, the Company repaid all outstanding amounts under the revolving credit facility using a portion of the proceeds from the issuance of Preferred Stock. On September 30, 2020, the Company repaid $50.0 million of the outstanding balance on the first lien term loan, in addition to the regular quarterly payment.

Principal payment requirements on the above obligations in each of the years remaining subsequent to September 30, 2020 are as follows:

Years ending:	(In thousands)
2020 (remainder of the year)	$1,648
2021	6,593
2022	6,593
2023	577,984
2024	—
2025 and thereafter	—
Total	$592,818

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of September 30, 2020, the Company was in compliance with all its financial covenants.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At September 30, 2020 and December 31, 2019, the Company had $16.8 million and $33.3 million outstanding under these lines of credit, respectively, with additional capacity of $125.4 million and $133.9 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 3.1% and 4.3% as of September 30, 2020 and December 31, 2019, respectively.

Refer to Note 14, "Long-Term Debt and Lines of Credit," to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for discussion regarding the Company’s long-term debt and lines of credit.

(14)	Derivatives

In May 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan. The interest rate swap has a fixed rate of 0.2025% and a maturity date of December 31, 2022.

The interest rate swap is designated as an effective cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the quarter ended September 30, 2020.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheet as of September 30, 2020:

	September 30, 2020
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(272)
Interest Rate Swap - long-term portion	Other long-term liabilities	$(422)

Since the Company designated the swap as an effective cash flow hedge that qualifies for hedge accounting, unrealized gain or loss resulting from adjusting the swap to fair value is recorded as a component of other comprehensive income (loss) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the unaudited condensed consolidated statements of cash flows.

The table below presents the effect of hedge accounting on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020
	(In thousands)
Beginning accumulated derivative loss in accumulated other comprehensive loss	$(863)	$—
Derivative gain (loss) recognized in the current period in accumulated other comprehensive income (loss)	131	(747)
Less: Derivative loss reclassified from accumulated other comprehensive loss to interest expense	(38)	(53)
Ending accumulated derivative loss in accumulated other comprehensive loss	$(694)	$(694)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020
	(In thousands)
Total interest expense including the effects of cash flow hedges	$(6,717)	$(23,916)
Derivative loss reclassified from accumulated other comprehensive loss into interest expense	$(38)	$(53)

The Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense over the next 12 months.

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows for the nine months ended September 30, 2020 and 2019:

	2020	2019

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$25,391	$31,289
Income taxes paid	10,525	14,842

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$2,763	$16,799
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(6,798)	(623)
Acquisition holdback payable	—	1,337
Accrual of redeemable preferred stock paid-in-kind-dividends	4,131	—
Exchanges of Class C and Class D common stock for Class A common stock	9,425	20,985
Secondary offering	—	303,400

(16)     Redeemable Preferred Stock

On April 21, 2020, the Company issued 152,250 shares of Preferred Stock. The Company received approximately $149.3 million in total net proceeds from the sale of the Preferred Stock and incurred approximately $1.7 million in stock issuance costs as part of the sale.

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

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net income (loss) available to Class A common stockholders on the unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three months and nine months ended September 30, 2020, the initial carrying value of the preferred stock has been increased by $2.3 million and $4.1 million, respectively, for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. If a change of control were to occur as of September 30, 2020, the Company might have been required to repurchase the Preferred Stock for $234.4 million. As of September 30, 2020, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

As of September 30, 2020, EVO, Inc. owns 50.8% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market (“Nasdaq”)) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the redemption value within the mezzanine equity section of the unaudited condensed consolidated balance sheets and is reported at redemption value, which represents fair value, with a corresponding adjustment to accumulated deficit.

The following table details the components of RNCI for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

	September 30, 2020			December 31, 2019
	Blueapple	eService	Total	Blueapple	eService	Total

	(In thousands)
Beginning balance	$902,258	$150,190	$1,052,448	$885,986	$124,107	$1,010,093
Net (loss) income attributable to RNCI	(9,141)	5,320	(3,821)	(14,567)	7,855	(6,712)
Unrealized (loss) gain on foreign currency translation adjustment	(9,318)	(1,020)	(10,338)	241	(470)	(229)
Unrealized loss on change in fair value of interest rate swap	(288)	—	(288)	—	—	—
Purchase of Blueapple Class B common stock in connection with secondary offerings	—	—	—	(48,447)	—	(48,447)
Decrease in maximum redemption amount in connection with purchase of Blueapple Class B common stock	—	—	—	(2,843)	—	(2,843)
(Decrease) increase in the maximum redemption amount of RNCI	(32,558)	5,037	(27,521)	93,845	28,173	122,018
Allocation of eService fair value RNCI adjustment to Blueapple	(1,989)	—	(1,989)	(11,957)	—	(11,957)
Distributions	—	—	—	—	(9,475)	(9,475)
Ending balance	$848,964	$159,527	$1,008,491	$902,258	$150,190	$1,052,448

(18)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	September 30, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$44,519	$—	$—	$44,519
Contingent consideration	—	—	(1,147)	(1,147)
Blueapple RNCI	(848,964)	—	—	(848,964)
eService RNCI	—	—	(159,527)	(159,527)
Interest rate swap	—	(694)	—	(694)
Investment in equity securities	—	23,336	—	23,336
Total	$(804,445)	$22,642	$(160,674)	$(942,477)

	December 31, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$7,715	$—	$—	$7,715
Contingent consideration	—	—	(2,300)	(2,300)
Blueapple RNCI	(902,258)	—	—	(902,258)
eService RNCI	—	—	(150,190)	(150,190)
Total	$(894,543)	$—	$(152,490)	$(1,047,033)

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

The fair value of eService’s RNCI is determined utilizing an income approach, weighted at 75%, based on the forecasts of expected future cash flows, and the market approach, weighted at 25%, based on guideline public company data. In applying the income approach, significant unobservable inputs included the Weighted-Average Cost of Capital (“WACC”) used to discount the future cash flows, which was 13.5%, based on the markets in which the business operates and growth rates used within the future cash flows, which were up to 10.4%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of September 30, 2020 were 3.50x-4.00x and 7.00x-7.50x for revenue and EBITDA, respectively.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of September 30, 2020. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14 “Derivatives,” the fair value of the interest rate swap was a $0.7 million liability at September 30, 2020.

The Company was a member of Visa Europe Limited (“Visa Europe”) through certain of the Company’s subsidiaries in Europe. In 2016, Visa Inc. (“Visa”) acquired all of the membership interests in Visa Europe. In connection with the acquisition, one of the Company’s subsidiaries received shares of Visa Series C preferred stock and another subsidiary received economic rights relating to shares of Visa Series C preferred stock under a contractual arrangement with a former member of Visa Europe.

The Visa Series C preferred stock is convertible into Visa Series A preferred stock at periodic intervals over the 12 year period following the acquisition date at Visa’s discretion. In September 2020, Visa issued a partial conversion and conversion adjustment with respect to its Series C preferred stock. Pursuant to the partial conversion and conversion adjustment, holders of Series C preferred stock received shares of Series A preferred stock and the conversion ratio for such holder’s shares of Series C preferred stock was reduced. The Series A preferred stock is convertible into shares of Visa Class A common stock upon a transfer to any holder that is eligible to hold Visa Class A common stock. Holders of Series A preferred stock are able to effectuate a transfer to an eligible holder through a sales facility established by Visa’s transfer agent or through a third party broker.

The Visa Series A preferred stock, which is presented in investments in equity securities on the unaudited condensed consolidated balance sheets, is reported at fair value. In connection with the partial conversion and the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a gain of $15.8 million for the three months ended September 30, 2020.

The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock are carried at cost in the amount of €6.5 million and €12.9 million ($7.4 million and $14.7 million based on the foreign exchange rate at the time of the acquisition) as of September 30, 2020 and December 31, 2019, respectively, and are presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $19.8 million and $37.8 million as of September 30, 2020 and December 31, 2019 is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of September 30, 2020, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of long-term debt as of September 30, 2020 and December 31, 2019 was $586.1 million and $711.9 million, respectively. The estimated fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is based on quoted bid-ask spreads within the lender syndicate.

(19)	Commitments and Contingencies

Litigation

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(20)Segment Information

Information on segments and reconciliations to revenue and net income (loss) attributable to the shareholders of EVO, Inc. and members of EVO, LLC are set forth below. Segment profit, which is the measure used by our chief operating decision maker to evaluate the performance of and allocate resources to our segments, is calculated as segment revenue less (1) segment expenses, plus (2) segment income from unconsolidated investees, plus (3) segment other income, net, less (4) segment non-controlling interests.

Certain corporate-wide governance functions, as well as depreciation and amortization, are not allocated to our segments. The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Segment revenue:
Americas	$68,788	$75,022	$201,612	$222,643
Europe	48,188	47,341	120,816	133,755
Revenue	$116,976	$122,363	$322,428	$356,398

Segment profit:
Americas	$28,869	$23,086	$71,649	$65,616
Europe	34,446	18,542	50,063	41,858
Total segment profit	63,315	41,628	121,712	107,474
Corporate	(10,937)	(9,212)	(28,119)	(25,095)
Depreciation and amortization	(22,167)	(22,804)	(64,116)	(68,412)
Net interest expense	(6,491)	(10,227)	(23,059)	(31,738)
Provision for income tax (expense) benefit	(6,775)	(3,590)	(4,699)	618
Share-based compensation expense	(5,916)	(3,019)	(15,391)	(7,841)
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	5,190	(5,380)	(10,932)	(18,323)
Net income (loss) attributable to EVO Payments, Inc.	$5,839	$(1,844)	$(2,740)	$(6,671)

Capital expenditures:
Americas	$1,852	$5,393	$7,458	$12,948
Europe	2,193	5,943	5,261	11,691
Consolidated total capital expenditures	$4,045	$11,336	$12,719	$24,639

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended September 30, 2020, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 40.0%, 20.8%, and 16.1%, respectively. For the three months ended September 30, 2019, revenue in the United States, Mexico and Poland, as a percentage of total consolidated revenue, was 40.2%, 18.9%, and 18.2%, respectively. For the nine months ended September 30, 2020, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 42.4%, 18.2%, and 17.3%, respectively. For the nine months ended September 30, 2019, revenue in the United States, Mexico and Poland, as a percentage of total consolidated revenue, was 41.0%, 19.4%, and 18.0%, respectively. For the three and nine months ended September 30, 2020 and 2019, there is no one customer that represents more than 10% of total revenue.

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

If the Company elects to cause EVO, LLC to redeem LLC Interests for cash in lieu of exchanging LLC Interests for newly issued shares of its Class A common stock, the Company will offer the other Continuing LLC Owners the right to have their respective LLC Interests redeemed in an amount up to such person’s pro rata share of the aggregate LLC Interests to be redeemed. The Company is not required to redeem any LLC Interests from Blueapple or any other Continuing LLC Owners in response to a sale notice from Blueapple if the Company elects to pursue, but is unable to complete, a public offering of shares of its Class A common stock.

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Share-based compensation expense	$5,916	$3,019	$15,391	$7,841
Income tax benefit	$(676)	$(289)	$(1,752)	$(688)

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million for the three months ended September 30, 2020 and 2019. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.  Prior to the consummation of the IPO, no liquidity event was probable and, as such, no share-based compensation expense had been recognized for these awards. On the modification date, there were 35 members of management and current and former employees who held UARs.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted-average grant date fair value

Balance at December 31, 2019	8	$16.00
Granted	—	—
Vested	(4)	16.00
Forfeited	—	—
Balance at September 30, 2020	4	$16.00

As of September 30, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSAs was less than $0.1 million and $0.1 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2020 and 2019, was less than $0.1 million and $0.4 million, respectively.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $2.2 million and $1.3 million, for the three months ended September 30, 2020 and 2019, respectively. The Company recognized share-based compensation expense for RSUs granted of $6.2 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2019	876	$22.30
Granted	617	23.20
Vested	(249)	21.64
Forfeited	(81)	22.08
Balance at September 30, 2020	1,163	$22.94

As of September 30, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSUs was $21.9 million and $16.1 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.6 years as of September 30, 2020 and 3.0 years as of September 30, 2019. The total fair value of shares vested during the nine months ended September 30, 2020 and 2019, was $5.4 million and $2.3 million respectively.

Stock options

The Company recognized share-based compensation expense for the stock options granted of $3.7 million and $1.7 million, for the three months ended September 30, 2020 and 2019, respectively. The Company recognized share-based compensation expense for the stock options granted of $9.1 million and $4.2 million, for the nine months ended September 30, 2020 and 2019, respectively.

A summary of stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total Intrinsic Value

Balance at December 31, 2019	3,369	$7.90	$20.46	8.77	$20,312
Granted	2,448	6.84	20.84	—	—
Exercised	(364)	5.60	15.16	—	4,414
Forfeited	(305)	7.58	20.60	—	—
Balance at September 30, 2020	5,148	$7.58	$21.01	8.60	$22,307

Exercisable at September 30, 2020	1,341	$7.06	$18.07	8.11	$9,490

As of September 30, 2020 and 2019, total unrecognized share-based compensation expense related to unvested stock options was $24.5 million and $19.9 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.4 years in 2020 and 3.3 years in 2019. Stock options granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual installments over a period of four years from grant date. Fifty percent of stock options granted as part of a special, one-time grant on March 29, 2020 vested in August with the remaining 50% to vest upon the first anniversary of the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	0.86%	2.59%
Expected volatility	30.24%	33.35%
Dividend yield	0.00%	0.00%
Weighted-average fair value at grant date	$6.84	$9.46

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

We are one of only a few global, omni-channel merchant acquirers and payment processors, with approximately 2,000 employees on four continents, servicing over 550,000 merchants in the Americas and Europe.  We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution referral partnerships, (2) our three proprietary, in-market processing platforms that are connected through a single point of integration and (3) a comprehensive suite of payment and commerce solutions.

We maintain referral partnerships with a number of leading financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisenbank, Moneta, Citibanamex, Sabadell, and Liberbank, among others. In several markets, we operate with more than one financial institution partner.

In addition to establishing key bank partnerships, we are actively ensuring that we remain competitive in terms of technology and capabilities, including Integrated Software Vendors (“ISV”) solutions.  We are focused on delivering products and services that provide value and convenience to our merchants. Our payment and eCommerce solutions consist of our own products, as well as other services that we enable through technical integrations with third-party providers, all of which are available to merchants through a single integration to EVO. Our value-added solutions include gateway solutions, online fraud prevention and management reporting, online hosted payments page capabilities, cellphone-based SMS integrated payment collection services, security tokenization and encryption solutions at the POS, dynamic currency conversion (“DCC”), loyalty offers, and other ancillary solutions. We offer processing capabilities tailored to specific industries and provide merchants with recurring billing, multi-currency authorization and settlement, and cross-border processing. Our global footprint and ease of integration attract new partner relationships, allowing us to develop a robust integrated solutions partner network and positioning us to address major trends in each of our markets.

Our business operations are organized across two segments: the Americas and Europe; and are comprised of three sales distribution channels: the Tech-enabled division, the Direct division, and the Traditional division. Our European segment is comprised of Western Europe (Spain, United Kingdom, Ireland, Germany and Malta) and Eastern Europe (Poland and the Czech Republic). Our Americas segment is comprised of the United States, Canada, and Mexico. In both Europe and the Americas, our payment technology solutions enable our customers to accept all forms of digital payments, including credit and debit card, gift card, and ACH, among other forms of electronic payments, such as market-specific payment solutions. In both segments, we distribute our products and services through a combination of bank referral partnerships, a direct sales force, and specialized integrated solution companies. Our distribution in the Americas segment also leverages independent sales agents in the United States in our Traditional division. In our European segment, we also provide ATM acquiring and processing services to financial institutions and third-party ATM providers.

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

Executive overview

Although this year’s performance has been adversely impacted by the COVID-19 pandemic and ensuing government restrictions, we delivered solid financial performance in the three and nine months ended September 30, 2020, as demonstrated by the highlights below:

●	Revenue for the three months ended September 30, 2020 was $117.0 million, a decrease of 4.4% compared to the three months ended September 30, 2019. Revenue for the nine months ended September 30, 2020 was $322.4 million, a decrease of 9.5% compared to the nine months ended September 30, 2019. The decrease in revenue for the three months and nine months ended September 30, 2020 was primarily due to the unfavorable impact of COVID-19, as well as changes in foreign exchange rates.
●	Americas segment profit for the three months ended September 30, 2020 was $28.9 million, 25.0% higher than the three months ended September 30, 2019. Americas segment profit for the nine months ended September 30, 2020 was $71.7 million, 9.2% higher than the nine months ended September 30, 2019. The increase in Americas segment profit was due to the decrease in expenses, primarily due to cost reductions that we implemented in the second quarter.
●	Europe segment profit for the three months ended September 30, 2020 was $34.4 million, 85.8% higher than the three months ended September 30, 2019. Europe segment profit for the nine months ended September 30, 2020 was $50.1 million, 19.6% higher than the nine months ended September 30, 2019. The increase in Europe segment profit was due to the decrease in expenses, primarily due to cost reductions that we implemented in the second quarter, and the recognition of a gain related to our investment in Visa Series A preferred stock.
●	The Company processed approximately 1.0 billion transactions in the three months ended September 30, 2020, an increase of 4.6% from the three months ended September 30, 2019. The Company processed approximately 2.6 billion transactions in the nine months ended September 30, 2020, a decrease of 0.4% from the nine months ended September 30, 2019.

COVID-19

The COVID-19 pandemic and related government actions to control its spread began to impact our operating results in March of 2020. At the onset of the pandemic, year-over-year volumes declined in most of our markets and across most industry verticals, reaching a low point in mid-April. Since then, volumes steadily improved through July. Starting in

August, payment volumes in certain of our markets began to flatten, particularly in Europe. This trend continued through September, and in October volumes in some of our European markets began to decline as certain COVID-19 related restrictions were reinstated in response to an increase in infection rates.  For October 2020, overall payment volumes in our Americas segment were approximately 2% below October 2019, excluding Canada as well as our United States Traditional division, and volumes in our Europe segment were also approximately 2% below October 2019, excluding ATM transactions processed in Germany. It is likely that our volumes will continue to exhibit volatility as the effects of the pandemic extend into next year.

In the first quarter of 2020, we implemented a number of business continuity plans and formed a crisis management team to address challenges arising from the COVID-19 pandemic, including those related to the health and safety of our employees and partners, and to minimize disruption to our merchants. Beginning in early April 2020, we took a number of steps to align our cost structure and cash flows with the expected near-term revenue impact of COVID-19. These actions included a series of initiatives to reduce fixed costs, including significant reductions in payroll expenses through a combination of furloughs, terminations, and salary reductions, and certain non-payroll related costs. Based on these actions, we estimate that we have reduced our cost structure on a go forward basis by approximately 10% of our core selling, general and administrative expenses. In addition, we reduced our capital expenditures for 2020 through the deferral of non-critical projects.

We will continue to actively manage our expenses and cash flows based on our revenues and the economic activity in our markets. The actions we have taken allowed us to realign our cost structure resulting in the financial capacity to invest in our business and support our customers while also increasing our margins.

We expect that the COVID-19 pandemic will continue to negatively impact our business and results of operations through the rest of the year and beyond. The extent of the impact on our future financial condition and operating results remains highly uncertain; however, we are confident in the financial condition of the Company and our ability to manage through this period. Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are seeing in our markets.

Factors impacting our business and results of operations

In general, our revenue is impacted by factors such as global consumer spending trends, foreign exchange rates, the pace of adoption of commerce-enablement and payment solutions, acquisitions and dispositions, types and quantities of products and services provided to enterprises, timing and length of contract renewals, new enterprise wins, retention rates, mix of payment solution types employed by consumers, and changes in card network fees, including interchange rates and size of enterprises served. In addition, we may pursue acquisitions from time to time. These acquisitions could result in redundant costs, such as increased interest expense resulting from indebtedness incurred to finance such acquisitions, or could require us to incur additional costs as we restructure or reorganize our operations following these acquisitions.

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

Grupo Santander’s (“Santander”) acquisition of our financial institution referral partner Grupo Banco Popular (“Popular”) in June 2017 has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following Santander’s consolidation of Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. We believe our agreements with Santander, including the bank’s referral obligations, remain in full force and effect and we continue to work to resolve these and other matters in a manner consistent with our rights under the agreements. However, there can be no assurance that we will be able to successfully resolve this matter with Santander or that the bank will comply with its obligations under the agreements.

Increased regulations and compliance

We, our partners and our merchants are subject to various laws and regulations that affect the electronic payments industry in the many countries in which our services are used, including numerous laws and regulations applicable to banks, financial institutions, and card issuers. A number of our subsidiaries in our European segment hold a Payments Institution (“PI”) license, allowing them to operate in the European Union (“EU”) member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including the European Payment Services Directive of 2015 (“PSD2”). PSD2 contains a number of additional regulatory mandates, such as provisions relating to Strong Customer Authentication (“SCA”), which requires industry-wide systems upgrades. In the second half of 2019, we began updating our systems in preparation for the new SCA compliance requirements, which are generally scheduled to go into effect on December 31, 2020. From an operations perspective, we remain focused on developing, coordinating and implementing necessary updates with our merchants and third party providers, including hardware vendors, card issuers and the card networks. The EU has also enacted certain legislation relating to the offering of DCC services, which went into effect in April 2020. These new rules require additional disclosures to consumers in connection with our DCC product offerings. As a result of the COVID-19 pandemic, the EU Commission and other national regulators have indicated that enforcement of these regulations will be delayed in order to allow providers additional time to fully implement changes necessary to meet these regulations. Compliance with current and upcoming regulations and compliance deadlines remains a focus for the remainder of 2020 and beyond. In addition, we continue to closely monitor the impact of the United Kingdom’s withdrawal from the European Union (“Brexit”) on our operations as further details emerge regarding the post-Brexit regulatory landscape. We will avail ourselves of the United Kingdom’s temporary permissions regime, which will allow us to continue to operate in that market under our current regulatory permissions for a period of up to 3 years.

Key performance indicators

Transactions Processed

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

For the three months ended September 30, 2020, we processed approximately 1.0 billion transactions, which included 0.2 billion transactions in the Americas and 0.8 billion transactions in Europe. This represents a decrease of 13.3% in the Americas and a increase of 12.0% in Europe for an aggregate increase of 4.6% compared to the three months ended September 30, 2019. Transactions processed in the Americas and Europe accounted for 24.5% and 75.5%, respectively, of the total transactions we processed for the three months ended September 30, 2020.

For the nine months ended September 30, 2020, we processed approximately 2.6 billion transactions, which included 0.7 billion transactions in the Americas and 1.9 billion transactions in Europe. This represents a decrease of 8.5% in the Americas and an increase of 3.0% in Europe for an aggregate decrease of 0.4% compared to the nine months ended September 30, 2019. Transactions processed in the Americas and Europe accounted for 27.2% and 72.8%, respectively, of the total transactions we processed for the nine months ended September 30, 2020.

The changes in the transactions processed in the three and nine months ended September 30, 2020 were primarily driven by government restrictions related to COVID-19 in many of our markets, changes in consumer spending, and an increase in debit card usage particularly in Europe.

Comparison of results for the three months ended September 30, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	September 30, 2020	% of revenue	September 30, 2019	% of revenue	$ change	% change
Segment revenue:
Americas	$68,788	58.8%	$75,022	61.3%	$(6,234)	(8.3%)
Europe	48,188	41.2%	47,341	38.7%	847	1.8%
Revenue	$116,976	100.0%	$122,363	100.0%	$(5,387)	(4.4%)

Operating expenses:
Cost of services and products	$20,693	17.7%	$24,065	19.7%	$(3,372)	(14.0%)
Selling, general and administrative	64,668	55.3%	63,864	52.2%	804	1.3%
Depreciation and amortization	22,167	19.0%	22,804	18.6%	(637)	(2.8%)
Impairment of intangible assets	—	0.0%	3,872	3.2%	(3,872)	(100.0%)
Total operating expenses	107,528	91.9%	114,605	93.7%	(7,077)	(6.2%)
Income from operations	$9,448	8.1%	$7,758	6.3%	$1,690	21.8%

Segment profit:
Americas	$28,869	42.0%	$23,086	30.8%	$5,783	25.0%
Europe	$34,446	71.5%	$18,542	39.2%	$15,904	85.8%

Revenue

Revenue was $117.0 million for the three months ended September 30, 2020, a decrease of $5.4 million, or 4.4%, compared to the three months ended September 30, 2019.

Americas segment revenue was $68.8 million for the three months ended September 30, 2020, a decrease of $6.2 million, or 8.3%, compared to the three months ended September 30, 2019, primarily due to the unfavorable impact of COVID-19, as well as the unfavorable impact of changes in foreign exchange rates.

Europe segment revenue was $48.2 million for the three months ended September 30, 2020, an increase of $0.8 million, or 1.8%, compared to the three months ended September 30, 2019, primarily due to the favorable impact of changes in foreign exchange rates, offset by the unfavorable impact of COVID-19, a shift in customer mix toward larger, lower-margin merchants, and a decline in cross-border activity.

Operating expenses

Cost of services and products

Cost of services and products was $20.7 million for the three months ended September 30, 2020, a decrease of $3.4 million, or 14.0%, compared to the three months ended September 30, 2019, primarily due to lower processing costs. Our cost of services and products includes both fixed and variable components, with variable components dependent upon the number and/or volume of transactions processed. The decrease in cost was due to the variable component from the decrease in transactions processed.

Selling, general and administrative expenses

Selling, general and administrative expenses were $64.7 million for the three months ended September 30, 2020, an increase of $0.8 million, or 1.3%, compared to the three months ended September 30, 2019. The increase was due primarily to share-based employee compensation and severance costs recognized during the period, which offset the savings resulting from the cost reduction initiatives.

Depreciation and amortization

Depreciation and amortization was $22.2 million for the three months September 30, 2020, a decrease of $0.6 million, or 2.8%, compared to the three months ended September 30, 2019. This decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods and the lower value of the intangible assets due to an impairment recognized in 2019.

Impairment of intangible assets

There was no impairment of intangibles assets for the three months ended September 30, 2020, which represents a decrease of $3.9 million, compared to the three months ended September 30, 2019. The 2019 impairment charge related to the retirement of certain trademarks driven by an internal reorganization.

Interest expense

Interest expense was $6.7 million for the three months ended September 30, 2020, a decrease of $4.4 million, or 39.4%, compared to $11.1 million for the three months ended September 30, 2019. The decrease was primarily due to lower variable interest rates as well as the paydown of our revolving credit facility.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. The Company recorded a tax expense of $6.8 million in the three months ended September 30, 2020 which included an expense of $0.4 million from an increase of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020.

Segment performance

Americas segment profit for the three months ended September 30, 2020 was $28.9 million, compared to $23.1 million for the three months ended September 30, 2019, an increase of 25.0%. The increase is primarily due to the cost reductions that we implemented at the beginning of the second quarter as a result of the pandemic. Americas segment profit margin was 42.0% for the three months ended September 30, 2020, compared to 30.8% for the three months ended September 30, 2019.

Europe segment profit was $34.4 million for the three months ended September 30, 2020, compared to $18.5 million for the three months ended September 30, 2019, an increase of 85.8%. The increase is primarily due to the cost reductions that we implemented at the beginning of the second quarter as a result of the pandemic and the recognition of a gain related to our investment in Visa Series A preferred stock, partially offset by a decline in economic activity and a reserve for our exposure related to potential chargebacks.

Europe segment profit margin was 71.5% for the three months ended September 30, 2020, compared to 39.2% for the three months ended September 30, 2019.

Corporate expenses not allocated to a segment were $10.9 million for the three months ended September 30, 2020, compared to $9.2 million for the three months ended September 30, 2019. The increase is primarily due to the share-based compensation, as well as employee compensation accruals recognized during the period that approximate the effect of returning to our historical compensation structure.

Comparison of results for the nine months ended September 30, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Nine Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2020	% of revenue	September 30, 2019	% of revenue	$ change	% change
Segment revenue:
Americas	$201,612	62.5%	$222,643	62.5%	$(21,031)	(9.4%)
Europe	120,816	37.5%	133,755	37.5%	(12,939)	(9.7%)
Revenue	$322,428	100.0%	$356,398	100.0%	$(33,970)	(9.5%)

Operating expenses:
Cost of services and products	$63,034	19.5%	$72,900	20.5%	$(9,866)	(13.5%)
Selling, general and administrative	191,579	59.4%	196,592	55.2%	(5,013)	(2.5%)
Depreciation and amortization	64,116	19.9%	68,412	19.2%	(4,296)	(6.3%)
Impairment of intangible assets	782	0.2%	10,504	2.9%	(9,722)	(92.6%)
Total operating expenses	319,511	99.1%	348,408	97.8%	(28,897)	(8.3%)
Income from operations	$2,917	0.9%	$7,990	2.2%	$(5,073)	(63.5%)

Segment profit:
Americas	$71,649	35.5%	$65,616	29.5%	$6,033	9.2%
Europe	$50,063	41.4%	$41,858	31.3%	$8,205	19.6%

Revenue

Revenue was $322.4 million for the nine months ended September 30, 2020, a decrease of $34.0 million, or 9.5%, compared to the nine months ended September 30, 2019.

Americas segment revenue was $201.6 million for the nine months ended September 30, 2020, a decrease of $21.0 million, or 9.4%, compared to the nine months ended September 30, 2019.

Europe segment revenue was $120.8 million for the nine months ended September 30, 2020, a decrease of $12.9 million, or 9.7%, compared to the nine months ended September 30, 2019.

The decrease in both Americas and Europe segment revenue for the nine months ended September 30, 2020 is primarily due to the unfavorable impact of COVID-19, a shift in customer mix toward larger, lower-margin merchants, and a decline in economic activity, including cross-border activity in Europe.

Operating expenses

Cost of services and products

Cost of services and products was $63.0 million for the nine months ended September 30, 2020, a decrease of $9.9 million, or 13.5%, compared to the nine months ended September 30, 2019, primarily due to lower processing costs related to declines in volumes during the period. Our cost of services and products includes both fixed and variable components, with variable components dependent upon the number and/or volume of transactions processed. The decrease in cost was due to the variable component from the decrease in transactions processed.

Selling, general and administrative expenses

Selling, general and administrative expenses were $191.6 million for the nine months ended September 30, 2020, a decrease of $5.0 million, or 2.5%, compared to the nine months ended September 30, 2019. The decrease was due primarily to the employee compensation cost savings resulting from the cost reduction initiatives and lower third party expenses recognized during the nine months ended September 30, 2020, offset by an increase in share-based compensation costs, severance costs, and compensation accruals recognized during the period that approximate the effect of returning to our historical compensation structure.

Depreciation and amortization

Depreciation and amortization was $64.1 million for the nine months September 30, 2020, a decrease of $4.3 million, or 6.3%, compared to the nine months ended September 30, 2019. This decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods and the lower value of the intangible assets due to an impairment recognized in 2019.

Impairment of intangible assets

Impairment of intangibles assets was $0.8 million for the nine months ended September 30, 2020, a decrease of $9.7 million, or 92.6%, compared to the nine months ended September 30, 2019. In the nine months ended September 30, 2020, we recognized an impairment charge related to the retirement of certain trademarks driven by an internal reorganization. In the nine months ended September 30, 2019, we recognized an impairment charge related primarily to the termination of a marketing alliance agreement.

Interest expense

Interest expense was $23.9 million for the nine months ended September 30, 2020, a decrease of $10.1 million, or 29.7%, compared to $34.0 million for the nine months ended September 30, 2019. The decrease was primarily due to lower variable interest rates, as well as the paydown of our revolving credit facility.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. The Company recorded a tax expense of $4.7 million in the nine months ended September 30, 2020 which included a benefit of $ 2.2 million from a partial release of the U.S. interest limitation valuation allowance due to the CARES Act. The Company recorded a tax benefit in the nine months ended September 30, 2019 of $8.2 million as a result of a tax free  reorganization  to  consolidate  its  foreign  operation  and  reversed  a  deferred  tax  liability  related  to  foreign  tax withholding on unremitted foreign earnings.

Segment performance

Americas segment profit for the nine months ended September 30, 2020 was $71.7 million, compared to $65.6 million for the nine months ended September 30, 2019, an increase of 9.2%. The increase is primarily due to lower expenses from our system simplification efforts, cost reductions implemented in the second quarter as a result of the pandemic, and the impact of an asset impairment charge in the three months ended March 31, 2019, offset by the previously discussed decline in revenue. Americas segment profit margin was 35.5% for the nine months ended September 30, 2020, compared to 29.5% for the nine months ended September 30, 2019.

Europe segment profit was $50.1 million for the nine months ended September 30, 2020, compared to $41.9 million for the nine months ended September 30, 2019, an increase of 19.6%. The increase is primarily due to the cost reductions implemented in response to the pandemic and the recognition of a gain related to our investment in Visa Series A preferred stock, offset by an increase in chargeback reserves and the previously discussed decline in revenue. Europe segment profit margin was 41.4% for the nine months ended September 30, 2020, compared to 31.3% for the nine months ended September 30, 2019.

Corporate expenses not allocated to a segment were $28.1 million for the nine months ended September 30, 2020, compared to $25.1 million for the nine months ended September 30, 2019. The increase is primarily due to the share-based compensation, as well as employee compensation accruals recognized during the period that approximate the effect of returning to our historical compensation structure.

Liquidity and capital resources for the nine months ended September 30, 2020 and 2019

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

As of September 30, 2020, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.6 million for additional borrowings.

On April 21, 2020 we completed the offer and sale of shares of Preferred Stock to MDP for an aggregate $149.3 million in net proceeds. We used $69.3 million of the proceeds to repay the balance on our revolving credit facility. On September 30, 2020, we repaid $50.0 million of the outstanding balance on the first lien term loan, in addition to the regular quarterly payment.

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

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of September 30, 2020, cash and cash equivalents of $373.9 million includes cash in the United States of $151.3 million and $222.6 million in foreign jurisdictions. Of the United States cash balances, $33.8 million is available for general purposes, and the remaining $117.5 million is considered merchant reserves and settlement-related cash and is therefore unavailable for the Company’s general use. Of the foreign cash balances, $102.2 million is available for general purposes, and the remaining $120.4 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our cash and cash equivalents.

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

In addition, in connection with the IPO, we entered into a Tax Receivable Agreement (“TRA”) with the Continuing LLC Owners. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing LLC Owners will be significant. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest in accordance with the terms of the TRA until paid by us. Refer to Note 5, “Tax Receivable Agreement,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on the TRA.

The following table sets forth summary cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$68,001	$28,825
Net cash used in investing activities	(16,581)	(61,286)
Net cash provided by financing activities	18,490	3,224
Effect of exchange rate changes on cash and cash equivalents	(120)	(9,651)
Net increase (decrease) in cash and cash equivalents	$69,790	$(38,888)

Operating activities

Net cash provided by operating activities was $68.0 million for the nine months ended September 30, 2020, an increase of $39.2 million compared to net cash provided by operating activities of $28.8 million for the nine months ended September 30, 2019. This increase was due primarily to a reduction in our net loss and changes in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2020, a decrease of $44.7 million compared to net cash used in investing activities of $61.3 million for the nine months ended September 30, 2019. The decrease was primarily due to lower acquisition-related activity and lower capital expenditures.

During the nine months ended September 30, 2019, we spent $38.8 million on acquisitions. During the nine months ended September 30, 2020, we did not have any business combinations.

Capital expenditures were $12.7 million for the nine months ended September 30, 2020, a decrease of $11.9 million compared to $24.6 million for the nine months ended September 30, 2019. The decrease was due primarily to fewer POS terminal and software purchases in markets outside of the United States as we actively managed our cash flow in response to the pandemic. As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash provided by financing activities was $18.5 million for the nine months ended September 30, 2020, an increase of $15.3 million, compared to net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2019. This increase was primarily due to proceeds from the issuance of Preferred Stock in April 2020 partially offset by an increase in repayments of long-term debt during the nine months ended September 30, 2020.

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

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of September 30, 2020, we had $16.8 million outstanding under these lines of credit with additional capacity of $125.4 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of September 30, 2020, there were no significant changes to the contractual obligations reported at December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet transactions

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting policies

Our critical accounting policies have not changed, except for the new accounting pronouncements, the refinements to the “Income Taxes” policy and the “Preferred Stock” policy adopted in connection with issuance of Preferred Stock, as noted below, from those reported as of December 31, 2019 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended September 30, 2020. Additionally, the Company has noted a decline in the volume of transactions processed for the nine months ended September 30, 2020 compared to the prior year period, due to the impact of the COVID-19 pandemic. The Company evaluated both its actual forecasts of future taxable income and its historical core earnings by jurisdiction over the prior twelve quarters, adjusted for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, and its actual forecasts of future taxable income, the Company established valuation allowances in certain European jurisdictions to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. In the United States jurisdiction, however, with the exception of the valuation allowance for the United States interest expense limitation, the Company concluded that its indefinite lived deferred tax assets will be realizable and recorded no valuation allowance. In arriving at this determination, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations after taking into account the Company’s estimated recovery from the COVID-19 pandemic and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

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

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt and settlement lines of credit facilities, which have variable interest rates. The interest rates on these facilities are based on a fixed margin plus a market interest rate, which can fluctuate but is subject to a minimum rate. Interest rate changes could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant.

As of September 30, 2020, we had approximately $592.8 million of debt outstanding, net of accrued interest. In May 2020, we entered into an interest rate swap to reduce a portion of exposure to market rate risk associated with our variable-rate debt. Refer to Note 14 “Derivatives,” in the notes to the accompanying unaudited condensed consolidated financial statements.

In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on September 30, 2020, an increase of 100 basis points in the applicable variable interest rate would increase our annual interest expense by approximately $0.9 million. A decrease of 100 basis points in the applicable variable interest rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $0.9 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. There has been no significant change in our exposure to market risk during the quarter ended September 30, 2020. For additional detail regarding our exposure to foreign currency risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules

13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic and related government actions implemented to reduce its spread continue to negatively impact the global economy, disrupt consumer spending and global supply chains, and create significant volatility and disruption of financial markets. Foreign, federal, state, and local governments and health officials around the globe, including in all markets where EVO operates, have taken broad actions to mitigate the health crisis, including curtailment of movement and commerce such as mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines and “shelter-in-place” mandates. As a result, we and our merchants have seen a significant disruption in our business, including a steep decline in transaction volume and the number of transactions processed and therefore a decline in revenue in most of our industry verticals. This has had, and is expected to continue to have, a significant adverse impact on our business and financial performance. Although certain economies are reopening, other jurisdictions have reinstated

restrictions in response to recent increases in infection rates. Continued or future shutdowns, partial reopenings, or the re-imposition of previously lifted business restrictions could directly or indirectly impact transaction volumes and negatively impact our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID 19” for further information on the impact of the COVID-19 pandemic on transaction volumes to date.

The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict, as information continues to rapidly evolve. Factors such as the duration and spread of the outbreak (including whether there are additional periods of increases in the number of COVID-19 cases in future periods), its severity, the effectiveness of government actions to contain the virus or treat its impact, the length of government restrictions, and how quickly and to what extent normal economic and operating conditions resume, will affect how we are impacted by the pandemic, including our ability to execute on our long-term and short-term strategic initiatives. A prolonged disruption in economic activity could adversely impact our business and financial performance, including the potential impairment of certain assets.

In addition to government restrictions, consumer fears regarding the virus may reduce traffic to our merchants for an extended period of time. Consumer spending may also be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the COVID-19 pandemic. Any significant reduction in consumer visits to, or spending at, our merchants, would result in a loss of revenue to us. In addition, certain of our merchants have been forced to temporarily or permanently close their businesses as a result of the pandemic which has resulted, and could continue to result, in additional chargeback or merchant receivable losses.

Even after the COVID-19 pandemic subsides, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the quarter ended September 30, 2020.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such activity of Class A common stock for the quarter ended September 30, 2020:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

July 1, 2020 to July 31, 2020	—	$—	—	$—
August 1, 2020 to August 31, 2020	301	$25.51	—	$—
September 1, 2020 to September 30, 2020	282	$25.22	—	$—
Total	583	$25.37

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, in connection with the Company’s response to the COVID-19 pandemic, the Company’s Chief Executive Officer and each of the Company’s other named executive officers agreed to temporarily and voluntarily reduce their respective base salaries by 50%, effective March 29, 2020.  The compensation committee of the Company’s board of directors approved the reinstatement of the executives’ base salaries to 100% of pre-reduction levels, effective December 2020.

ITEM 6. EXHIBITS

List of Exhibits

aaw
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

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	November 5, 2020
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	November 5, 2020
Thomas E. Panther	(principal financial officer)