Form 10-K
period 2020-12-31
EVO Payments, Inc.
filed 2021-02-25
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ⌧    No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ◻    No ⌧

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the Nasdaq Global Market system on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $923,842,273. As of February 17, 2021, there were 46,407,339 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, 32,163,538 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding, 1,718,425 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding, and 2,390,870 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Specifically identified portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this report.

EVO PAYMENTS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Annual Report on Form 10-K are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the continuing impact of the COVID-19 pandemic on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the impact of the COVID-19 pandemic; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (11) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (12) increased customer, referral partner, or sales partner attrition; (13) the incurrence of chargebacks; (14) failure to maintain or collect reimbursements; (15) fraud by merchants or others; (16) the failure of our third-party vendors to fulfill their obligations; (17) failure to maintain merchant and sales relationships or financial institution alliances; (18) ineffective risk management policies and procedures; (19) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (20) damage to our reputation, or the reputation of our partners; (21) seasonality and volatility; (22) our inability to recruit, retain and develop qualified personnel; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the planned phase out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in “Basis of Presentation”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in “Basis of Presentation”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the 1940 Act (as defined in Item 1A “Risk Factors”); (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under “Risk Factors” contained in Part I of this Annual Report on Form 10-K.

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

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the holders of our Class B common stock, Class C common stock and Class D common stock immediately following our initial public offering, which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners.
●	“LLC Interests” refers to the single class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a Delaware S corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

PART I

ITEM 1. BUSINESS

Our business

Founded in 1989, we are a global merchant acquirer and payment processor servicing more than 550,000 merchants and processing approximately 3.6 billion transactions annually. We help enable electronic commerce globally with local operations in 11 countries and the ability to serve over 50 markets around the world. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution and tech-enabled referral partnerships, (2) our three proprietary, in-house processing platforms that are connected by a single point of integration, and (3) a comprehensive suite of payment and commerce solutions, including integrated and business-to-business (“B2B”) solutions. We believe these points of differentiation allow us to deliver strong organic growth, increase market share, and attract additional relationships with financial institutions, technology companies, and other strategic partners.

We are focused on delivering products and services that provide the most value and convenience to our merchants. Our payment and commerce solutions consist of our own products as well as services that we enable through technical integrations with third-party providers. Our value-added solutions include gateway solutions, online fraud prevention and management reporting, online hosted payments page capabilities, mobile-based SMS integrated payment collection services, security tokenization and encryption solutions at the point-of-sale (“POS”), dynamic currency conversion (“DCC”), ACH, Level 2 and Level 3 data processing, loyalty offers, and other ancillary solutions. We offer processing capabilities tailored to specific industries and provide merchants with recurring billing, multi-currency authorization and settlement, and cross-border processing. Our global footprint and ease of integration attract new partner relationships, allowing us to develop a robust integrated solutions partner network and positioning us to stay ahead of major trends in each of our markets.

We operate three proprietary, in-house processing platforms, all connected via our EVO Snap solution and each supporting a different geographic region. EVO Snap provides a technical connection to our regional processing systems and a central point of integration for all third-party product partners. Importantly, our platforms allow us to address the unique needs of specific payment markets and to control the entire customer experience. In-house processing also allows us to directly address merchant and regulatory concerns regarding the flow of cardholder data and other sensitive information. Our systems also provide scale efficiencies which minimize our variable costs as merchant counts and transaction volumes increase.

As an intermediary between merchants and card networks, we collect a series of fees primarily driven by the number, type, and value of transactions processed. These merchant service fees are then split into three components: (1) fees remitted to the financial institution that issued the card (interchange), (2) fees remitted to the card networks, and (3) fees retained by EVO. The allocation of these three components vary greatly based on a number of factors, including merchant size, merchant industry, merchant location, type of card, and type of transaction (e.g., card present and card-not-present). In addition, we generate fees for value-added services and more advanced technology solutions that we provide to our merchants.

Our segments

We classify our business into two segments: the Americas and Europe. The alignment of our segments is designed to establish lines of business that support the various geographical markets we operate in and allow us to further globalize our solutions while working seamlessly with our teams across these markets.  Both segments provide businesses with merchant acquiring solutions, including integrated solutions for retail transactions at the physical POS, as well as card-not-present transactions.  These also represent the operating segments used by our Chief Executive Officer for evaluating our performance and allocating resources. Refer to Note 20, “Segment Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segments.

In 2020, our Americas segment, which includes our operations in the United States, Canada, and Mexico, processed approximately 1.0 billion transactions and represented 63% of total revenue for the year ended December 31, 2020. We believe the changing trends in payment technologies, including the adoption of more integrated and B2B payment solutions and the ongoing cash-to-card conversion, will continue to drive growth in these markets.

In 2020, our Europe segment, which includes our operations in the Czech Republic, Germany, Ireland, Poland, Spain, and the United Kingdom, as well as supporting merchants in France, Austria, Italy, the Nordics, and other Central and Eastern European countries, processed approximately 2.6 billion transactions.  Our Europe revenue represented 37% of total revenue for the year ended December 31, 2020.

We typically experience seasonal fluctuations in our revenue, which can vary by region. Historically, in both the Americas and Europe, our revenue has been strongest in our fourth quarter and weakest in our first quarter as many of our merchants experience a seasonal lift during the traditional vacation and holiday months. The government restrictions and changes in consumer spending resulting from the COVID-19 pandemic in 2020 have disrupted these typical seasonal patterns and adversely affected our results of operations.

Our sales and distribution network

Within each segment, we have developed a highly successful network of sales distribution channels to drive growth of our merchant portfolio. Through our diverse channels, we target merchants across a wide variety of industries and sizes. A central component of our growth strategy is our strategic investment in new products and distribution channels and the seamless introduction of these capabilities to our global markets.  These sales distribution networks consist of our Tech-enabled division, which includes our integrated, B2B and eCommerce businesses, as well as our Direct and Traditional divisions.

Tech-enabled

Our Tech-enabled division represents merchants requiring a technical integration at the point of sale between us and a third party software solution whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software vendors (“ISVs”), integrated software dealers, and eCommerce gateway providers. In the United States, our Tech-enabled division also supports B2B customers via proprietary solutions sold directly to merchants and via enterprise resource planning (“ERP”) software dealers or integrators. We have emerged as a preferred partner for these third-party referral partners because of the ease of integration through our proprietary solutions, high merchant satisfaction levels driven by the quality of our service, the ease and speed of our boarding systems for new merchants, and our consistent and transparent approach to risk and underwriting.  Through our B2B offering, we provide integration solutions to ERP software to enable companies utilizing this software to accept card payments from their customers.

Our network of over 1,500 integrated partnerships allows us to target small and medium sized enterprises (“SMEs”) who desire an integrated software solution for their physical locations as well as an eCommerce gateway solution for their virtual storefronts. We also target larger merchants with our proprietary eCommerce capabilities and eCommerce referral partners, as well as our differentiated B2B product offerings including payments integration to top-tier and industry-specific ERP systems. Our Tech-enabled division represents approximately 43% of our Americas revenue and approximately 22% of our Europe revenue for the year ended December 31, 2020.

Over the past several years, we have invested in infrastructure that allows integrated software providers to offer multiple integrated payment solutions to merchants throughout the markets we serve. Software developers can access a simple yet powerful connection point through our EVO Snap platform allowing them to fully leverage their integrated solutions by connecting to all of our processing platforms—thereby expanding their reach to include merchants in all of our geographic markets.

Through our acquisition of Sterling Payment Technologies, LLC (“Sterling”) in 2017, we acquired a portfolio of existing integrated software merchants and hundreds of integrated software and dealer partners in the United States. In October 2018, we acquired ClearONE, a leading POS payments platform integrated to over one hundred software solutions serving more than 10,000 merchants across Europe. In 2019, we continued to expand our tech-enabled capabilities by acquiring Way2Pay, a European integrated payments gateway focused on schools and sports clubs, and SF Systems, a Mexican integrated solutions company for large and small merchants.

Our tech-enabled capabilities also include our B2B offering, which allows us to target larger merchants operating in this space. We believe that B2B merchants are increasingly looking to improve their back office operations by leveraging digital automation and workflow technology.  By using our proprietary processing platforms, we can offer various interchange management, reporting solutions and other business automation tools specially created for these larger merchants.

In May 2018, we acquired Nodus Technologies, Inc. (“Nodus”) which develops proprietary integrations to ERP solutions such as Microsoft AX and Microsoft Great Plains. The Nodus acquisition enables our merchants to seamlessly integrate payment solutions into third party ERP solutions by leveraging existing Nodus technologies. In addition, our Nodus acquisition included the PayFabric gateway, which enables B2B merchants using any ERP system to leverage our payment processing capabilities as well as our business automation solutions through a single integration. In September 2019, we acquired Delego, which offers proprietary integrations to SAP solutions. As a result of these strategic acquisitions and internal development, we are able to offer a broad suite of B2B payment solutions for companies utilizing Microsoft, Oracle, and SAP solutions.

Our domestic and multinational gateway partners refer merchants to us and often board merchants utilizing our eCommerce boarding tool. Our proprietary eCommerce tools have also been successfully deployed in our European operations, and we expect this business to continue to grow as it is deployed across international markets, especially as those markets experience further penetration and growth in eCommerce transactions. We are able to deploy our proprietary eCommerce gateway solution through our various sales channels to reach a diverse base of multi-channel, integrated, and eCommerce-only merchants throughout our global footprint.

Direct

Our business is also supported by our Direct division, which represents the direct solicitation of merchants through referral relationships, including financial institutions and our direct sales channel. We have long-term, exclusive referral relationships with leading financial institutions that represent thousands of branch locations who actively pursue new merchant relationships on our behalf.

These financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, Liberbank, and Banco de Crédito e Inversiones among others, often provide us with access to their brands, significantly enhancing our credibility and recognition in the marketplace. In several markets, we operate with more than one financial institution partner. We also have referral arrangements with independent sales organizations (“ISO”) that refer merchants to us.

Our Direct division also includes our extensive direct sales capabilities and relationships. We utilize a direct sales team, including outbound telesales, to build and maintain relationships with our merchants and referral partners. We have a long history of operating as a direct sales organization and have succeeded by pursuing customers through our direct sales efforts and retaining merchants by delivering high levels of customer satisfaction. We view our direct sales force as complementary to our financial institution relationships, as our direct sales force generates new merchant opportunities in addition to the referrals we receive from our various partners. In addition, our financial institution partners benefit from our direct sales force network, as we regularly refer new banking business to them when we successfully recruit merchants though this network. Our direct sales capabilities have also proven beneficial in the support of our integration solutions products. We offer our sales distribution capabilities to our tech-enabled partners, extending their sales reach by actively recruiting merchants on their behalf as well as cross-selling their services to our customer base. As we have expanded internationally, we have exported our direct sales expertise and capabilities into all of the markets in which we operate, using tools and sales practices developed over the years in the United States.

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

In our Direct division, we target SME merchants via our direct sales force and referrals from our financial institution and other partners. We also target large merchants through a coordinated sales approach with our financial institution partners. Our Direct division is our largest division as the Mexico and European markets are dominated by referrals from our financial institution partners. This division represents approximately 47% of our segment revenue in the Americas and 78% in Europe for the year ended December 31, 2020.

Traditional

Our Traditional division is our heritage United States portfolio and is comprised primarily of relationships with independent sales agents, ISOs, and other partners. These partners allow us to penetrate niche segments, verticals, geographies or selected strategic markets and broaden our merchant base without incremental investment obligations. While most of our relationships are commercial partnerships, in select situations we have retained an equity stake in a partner. Historically, we invested in ISOs and received controlling or non-controlling interests in the companies in exchange for a processing relationship with the ISOs. While this division is very profitable, the independent sales group and agents are no longer active with the Company, and as such, we expect this business to decline over time. This division represents approximately 10% of our segment revenue in the Americas for the year ended December 31, 2020.

Our competitive strengths

Global footprint enables us to serve clients around the world

We have operations in 11 countries and the ability to service merchants in more than 50 markets around the world. Our customers include large national and multi-national corporations as well as SMEs spanning across most industry verticals. Our global merchant footprint is diversified among retail, restaurants, petroleum, government, and transit industries, among others.

We have established sales channels and relationships in large developed economies, such as the United States, Canada, and certain countries in Western Europe, where the penetration of electronic payments is mature. In addition, we have investments and partnerships in fast-growing developing and emerging markets with lower penetration rates of electronic payments, such as Mexico, Chile, and Central and Eastern Europe.

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

Strategic distribution partnerships with financial institutions and tech-enabled referral partners

Across Europe and Latin America, our exclusive financial institution distribution relationships represent thousands of bank branches, including retail and corporate banking locations. We are highly selective in identifying optimal distribution partners, and we seek to align ourselves with financial institutions that have strong networks, a high-quality client portfolio, and a trusted brand name. After forming these relationships, we introduce our sales and technology capabilities to the local market, identify new merchant recruitment opportunities, and strengthen our relationships with existing merchant clients. We have experienced significant success in our financial institution alliances in attracting new customers on behalf of our bank partners. By providing high quality, focused services to merchants, we enhance the goodwill between our financial institution partners and their merchants which can, in turn, curb attrition. We have demonstrated success in integrating and cross-selling our services to this expanded merchant base as well as generating new banking customers for our partners through our direct sales strategies.

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

We offer an extensive portfolio of products, services, and pricing solutions with functionality that appeals to a broad range of merchants and that are specifically designed for particular vertical markets. Our extensive product offerings enable us to provide multiple solutions to each of our merchants, allowing our merchants to tailor our offerings to their needs.

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

Our strategy is to leverage EVO-owned technology in our product and service delivery to the greatest extent possible. We believe that this approach allows us to minimize variable expenses in processing transactions and maximize reliability and speed-to-market in delivering the products and services demanded by our merchant customers throughout our global footprint. In many markets, we provide innovative solutions that merchants are unable to obtain from other local providers.  We endeavor to export products, services, platforms, and applications that enjoy success in any one of our markets to all of our markets, allowing our merchants and bank partners to benefit from our global footprint and providing a consistent experience for our multinational customers. We employ local product and technical expertise in every EVO market and then tailor our products and services from other regions to capture local opportunities in underserved market segments.

Our product line consists of a collection of integrated solution offerings, among other solutions, which allow integrated partners to connect to our systems via a simple, single integration, giving them access to our platforms. This product line includes (1) a proprietary eCommerce solution that allows online merchants to leverage our global suite of products, including paperless reporting and boarding, (2) an ISV platform that offers merchants a variety of direct connections to software companies through various integrated software dealers, (3) payment integrations to ERP systems to enable card acceptance from business customers as well as and complementary automation and reconciliation tools, and (4) a full eCommerce gateway solution that provides a comprehensive payments solution.

Our EVO Snap platform is fully EMV (Europay, Mastercard, Visa) compliant and provides an extensive menu of advanced features to our current and prospective integrated software partners, including tokenization, point-to-point encryption, and real-time fraud scoring. We believe this platform also allows us to deliver outsized value to our merchants by providing them with access to a broad range of industry-specific third-party business management software tools at the POS (e.g., inventory management, advanced accounting functions, and real-time promotions), even if the software vendor that created the tool is located in another market.

Uninterrupted services are mission-critical to our merchants and bank partners. As such, we have invested in creating a leading technology infrastructure designed to prioritize both efficiency and security. In addition, everything we bring to market is designed and implemented with security as a primary requirement. Our technology infrastructure is supported by professionals with decades of experience in operating high-volume, real-time processing systems and has been developed around data centers located in the U.S., Mexico, and Poland. We have also designed our environments with the ability to redirect processing to the most appropriate operating location at any given time. This flexibility enables us to continue to offer processing services during catastrophic events and disasters that would otherwise adversely affect our clients.

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

Our senior leadership team has also demonstrated exceptional execution capabilities around developing new markets and sales distribution channels, consolidating and insourcing operations, and leading multi-cultural dispersed teams. They have completed eight platform migrations resulting in over 375,000 merchants being migrated from third party providers to our proprietary platforms. The team has also successfully structured and maintained complex alliance relationships with many large financial institutions, which provide a significant number of merchant referrals to our business.

Our growth strategies

We believe our competitive strengths will continue to generate significant growth opportunities in both existing and new markets. We plan to grow our business and improve our operations by executing the following strategies:

Organically growing existing markets

We believe there is considerable opportunity for growth not only in new markets, but in our existing markets as well. Since 2012, our international operations have grown considerably, accounting for approximately 60% of our revenue for the year ended December 31, 2020.

Many of our international markets are less mature than the United States with respect to the growth drivers of our business. Specifically, these markets exhibit higher overall consumer expenditure growth, provide more opportunity for cash-to-card conversion, offer increased penetration of integrated and eCommerce solutions, and present growth opportunities with new financial institution partners. Furthermore, as a result of the COVID-19 pandemic, we have seen an acceleration in the adoption of digital payments resulting in an increase in card penetration.

In the United States, Canada and the U.K., which are relatively more mature than our other international markets, we believe there is significant opportunity for sustained, attractive growth in both the integrated and the B2B channels. Merchants of all sizes are increasingly migrating from standalone terminals to integrated point-of-sale solutions, as software becomes more affordable and more customized based on the industry focus of the merchant. B2B merchants, which have historically low rates of card acceptance compared to business-to-consumer merchants, are now enjoying significant growth because of interchange incentives from the card schemes, which lower the cost of card acceptance based on the data transmitted with each transaction, coupled with the desire to adopt business automation tools available through ERP payment integrations. We have made and continue to make investments through in-house development and acquisitions that ensure market-leading technology solutions for both integrated and B2B payments, as the growth rates of these channels are superior to that of traditional POS merchants. We expect these growth trends to continue for the foreseeable future.

To continue growing our merchant base we focus primarily on the following strategies:

●	Supporting our existing portfolio and adding new customers. Our existing distribution partners currently service customers that do not utilize our merchant services, which presents new business opportunities within these existing relationships.
●	Introducing our comprehensive, global set of payment and commerce solutions to our existing markets. With industry leading products and services, such as our proprietary DCC technology, our state-of-the-art integrated platform, our suite of ERP payments integrations, and our eCommerce gateway solution, we believe we are uniquely positioned to enable our distribution partners to offer their merchants the broadest product offering in the market.
●	Leveraging our global infrastructure to ensure efficiency and competitiveness. As a result of having a proprietary integrated platform, we are able to efficiently manage, update and maintain our technology, increase capacity and speed, and realize significant operating leverage.
●	Customizing solutions to meet in-market needs. We design our products and services to meet the needs of our local customers and partners. We also enable our systems to utilize local alternative payment mechanisms that are present in particular markets, such as Blik in Poland, Giropay in Germany, and Codi in Mexico.

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

In determining which markets to enter, we evaluate a wide range of factors, including the reputation of our potential bank partner, the availability and cost of the bank’s existing merchant portfolio, the size and stability of the domestic economy, the stability of the government, card usage penetration, growth prospects, profitability, commerce and technology trends, regulatory and other risks, required investments, management resources, and the likely return on investment. This strategy drives us to expand into select international markets that we believe present attractive investment opportunities for long-term, sustainable merchant growth, as supported by factors such as:

●	low penetration of cards-per capita among consumers;
●	high volume growth supported by cash-to-card conversion;
●	regulatory initiatives implemented with an aim to accelerate card acceptance among merchants;
●	less differentiated competitive landscape, given the prevalence of bank-owned acquiring businesses;
●	increased adoption of integrated point-of-sale, eCommerce, and integrated technologies;
●	embedded distribution through partner retail and corporate branch footprint; and
●	ability to launch our product suite and customer-centric services to accelerate end-market growth and acceptance penetration.

We enter new markets by creating distribution relationships with leading, in-market financial institutions that possess a high degree of market knowledge, brand recognition, large distribution networks, and in many instances an existing merchant portfolio. These distribution agreements enable us to access a diverse group of merchants, expand the reach of our products and services, and form the basis for future investment in sales and infrastructure.

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

Our products and services

We offer a comprehensive portfolio of card-present and card-not-present payment solutions for a variety of industry types and business sizes to facilitate merchants accepting credit, debit, prepaid, and other alternative digital payment types. Our portfolio of solutions includes EMV, chip and signature enabled POS terminals, virtual POS terminals for desktops, mobile acceptance and mobile point-of-sale (“mPOS”), solutions for mobile devices and tablets, online hosted payments, and integrations payment service provider (“PSP”) solutions for card-not-present bankcard, direct debit, and alternative payment scheme processing. We also offer value-added solutions such as gateway solutions, online fraud prevention and management solutions, online hosted payments page capabilities, cellphone-based SMS integrated payment collection services, security tokenization and encryption solutions at the physical and virtual POS, DCC, ACH, Level 2 and Level 3 data processing, and loyalty offers, among others. Other industry-specific processing capabilities are also in our product suite, such as recurring billing, multi-currency authorization, and cross-border processing and settlement.

Our solutions enable merchants of all sizes to accept digital payments, including credit and debit cards, closed loop gift cards, pre-paid cards, ACH and other alternative payment types. This spectrum of solutions includes:

●	EMV chip, magnetic swipe readers, contactless, chip and signature, chip debit, and gift services for hardware terminals;
●	our mPOS solutions and services including mobile SMS payments solutions;
●	integrations to various ERP systems to provide accounts receivable departments with B2B payments options;
●	a variety of eCommerce solutions including hosted payments, payment link, shopping cart-plug-ins, and gateway and PSP products;
●	comprehensive real-time digital and signatureless merchant boarding systems (from application to merchant processing);
●	market-specific business models for partners, including PSP and referral programs; and
●	online reporting systems for partners, integrators, and merchants providing access to our platforms worldwide.

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

Our diverse offerings are supported by our two unique underlying global products, EVO Snap and our proprietary customer relationship management (“CRM”) solutions. EVO Snap is a highly customized, EMV compliant technology platform that allows merchants to easily access our key POS-related products in all of the markets we service with one single integration, including core processing and value-added  services (e.g., ACH, Level 3 processing, DCC) in many of the markets in which we operate. Our merchants and partners benefit from a single global certification and common interface in the Americas and Europe, a key feature for retail and eCommerce merchants and referral partners with a global customer base. This common application programming interface (“API”) allows ISVs and developers to seamlessly integrate to EVO Snap and access all of its new features.

Our global, state-of-the-art CRM solutions enable all merchants, whether they are recruited through our financial institutions, direct sales, or partner channels, to be seamlessly managed throughout the merchant lifecycle. We provide all partners and agents access to these tools to ensure effective digital customer lifecycle management, thus streamlining the boarding and management of customers and complementing our digital payment product and service strategy.

Our markets

Americas

Card penetration in the United States and Canada is among the highest in the world. The largest growth opportunity in these markets is arising from the adoption of business management software with embedded payment processing functionalities. Examples of this trend include integrated solutions at the physical POS, ERP integrations for B2B digital payment acceptance, and eCommerce, as merchants are making an effort to enhance the payments experience for their customers. Merchant acquirers are capitalizing on this trend by entering into referral arrangements with technology companies and integrating acquiring services into their software. We have been particularly active in this market, preferring to partner with technology and software providers rather than acquire them in order to leverage our partners' software development expertise and to avoid channel conflicts. Additionally, the development of our EVO Snap platform allows us to provide our partners integrated solutions with a single connection point that is fully integrated with our front-end authorization systems. EVO Snap, along with other innovations in our integrated products, has been accretive to our growth in the Americas. Through the acquisition of Sterling in 2017, we gained a significant number of new integrated relationships, and we have continued to make acquisitions to broaden our Tech-enabled capabilities.

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

Europe

The European merchant acquiring market has certain unique structural characteristics including a bank-centric acquiring model, penetration of local debit networks, terminal-centric SME markets, pooled in-country processing with competitors, and self-sponsoring with the major card schemes, which we believe provide us with future opportunities for growth.

We believe that evolving payment industry reforms in Europe, our positioning across Europe, the accelerating cash-to-card conversion in many markets, and the opportunity to launch new products and services at the early stage of merchant adoption of market innovations such as gateway integrations and integrated solutions, provide significant opportunities for existing in-market growth coupled with future investment opportunities in adjacent countries.

Many financial institutions across Europe still conduct acquiring services in-house and utilize local processors that provide services to multiple in-market banks. While financially efficient and historically successful, over time this structure has resulted in a lack of innovation and investment in payments. Given the evolution of local consumer behaviors, European banks are increasingly looking to partner with crossborder monoline acquirers to access differentiated payment solutions for their customers and remain competitive in the marketplace.

We hold Payments Institution (“PI”) licenses, under the European Payment Services Directive of 2015 (“PSD2”), which enables non-financial institutions to participate in the payments industry provided they can meet the regulatory requirements of the licensing jurisdiction’s regulators. We currently hold PI licenses in three markets: Germany, Poland and Spain, which enable us to operate as a direct member of the payment card networks. In some markets outside the European Union (the “EU”), applicable regulations and the local and international networks generally require non-financial institutions similar to us to be sponsored by a bank to become an acquirer. The ability to participate in the EU payments industry with direct licenses and without the requirement for third-party sponsorship provides us with greater flexibility and control of our Europe business at a lower cost.

Our competition

We believe the primary competitive factors in our markets are brand recognition, data security, product features and functionality, distribution, price, and servicing capabilities.

We compete with a variety of merchant acquirers that have different business models, go-to-market strategies, and technical capabilities in the markets in which we operate. Our competitors range in both size and geographic reach. In the United States and Canada, we primarily compete with independent merchant acquirers including Fiserv (First Data), Global Payments (and its acquired TSYS subsidiary), FIS (Worldpay), and smaller ISOs and POS providers, in addition to financial institutions that provide acquiring and processing services on their own, including Chase Merchant Services and Elavon (a subsidiary of U.S. Bancorp). In certain instances we may also compete with smaller U.S.-based financial technology companies. In Europe, we compete primarily with FIS (Worldpay), Barclaycard, Global Payments, Fiserv (First Data), Elavon, Worldline and Nexi (primarily through its acquisition of Nets), in addition to in-market financial institutions. In Mexico, financial institutions remain the primary providers of payment processing services to merchants.

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

As of December 31, 2020, we had one patent application pending related to our EVO Snap product. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world, including for our primary mark, EVO.

Our regulatory environment

Various aspects of our service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Certain of our services also are subject to rules promulgated by various card networks and banking and other authorities as more fully described below.

Financial services regulations

As a result of the implementation of the Payment Services Directive of 2007 in the EU, a number of our subsidiaries in our Europe segment hold a PI license which allows them to operate in the EU member states in which such subsidiaries and their branches do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specified regulatory capital and adhere to certain rules regarding the conduct of our business. In July 2013, the European Commission proposed legislation in two parts, covering a wide range of proposed regulatory reforms affecting the payments industry across the EU. The first part was an EU-wide regulation on interchange fees for card-based payment transactions (the “Interchange Fee Regulation”). The Interchange Fee Regulation (2015/751) went into effect in June 2015. The second part, PSD2, was a recasting of the Payment Services Directive of 2007. PSD2 went into effect in January 2016 and contains a number of additional regulatory provisions, including provisions relating to Strong Customer Authentication (“SCA”), which aim to increase the security of electronic payments by requiring multi-factor user authentication and which required industry-wide systems upgrades.  The EU has also enacted certain legislation relating to the offering of DCC services, which became effective in April 2020 and require additional disclosures to consumers in connection with our DCC products offerings in a number of markets. Further, several of our international subsidiaries provide services that make them subject to regulation by local banking agencies and other regulatory authorities. In addition, we continue to closely monitor the impact of the United Kingdom’s withdrawal from the European Union (“Brexit”) on our operations as further details emerge regarding the post-Brexit regulatory landscape. Commencing in January 2021, we availed ourselves of the United Kingdom’s temporary permissions regime, which allows us to continue to operate in that market under our current regulatory permissions for a period of up to 3 years.

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

The Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) to regulate consumer financial products and services. The CFPB enforces prohibitions against unfair, deceptive or abusive acts or practices under the Dodd-Frank Act and may have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Separately, under the Dodd-Frank Act, debit interchange transaction fees are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. The Dodd-Frank Act also contains provisions that ban debit card networks from entering into exclusivity arrangements, prohibit card issuers and card networks from imposing transaction routing requirements, and require card issuers to enable at least two unaffiliated networks on each debit card.

In addition, the Dodd-Frank Act permits merchants to set minimum dollar amounts for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards), and to provide discounts or incentives to consumers who pay with alternative payment methods, such as cash, checks or debit cards.

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

The CCPA became effective on January 1, 2020 and established strict data privacy and data protection requirements for the data of California residents. The CCPA has been amended and it is likely that further amendments will be proposed to this legislation. As such, it remains unclear how certain provisions of the CCPA will be interpreted and enforced.

As a processor of personal data of EU data subjects, we are also subject to regulation and oversight in the applicable EU member states with regard to data protection legislation. GDPR contains various obligations on the processing of personal data in the EU, including restrictions on transferring personal data outside of the EU to countries which have not been recognized as having adequate data protection standards, unless specific conditions are met. Our businesses operate in accordance with these standards. GDPR contains additional obligations on data controllers and data processors operating in the EU or offering services to consumers within the EU. GDPR also provided significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information to be included in privacy notices, and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to embed compliance with GDPR into the fabric of an organization by developing appropriate policies and practices to achieve a standard of data protection by “design and default.” GDPR includes enhanced data security obligations (to run in parallel to those contained in NIS regulations), requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a Data Protection Officer to oversee and manage compliance with GDPR. We have appointed data protection officers in several of our businesses responsible for reporting to the highest level of management within the business. There are greatly enhanced sanctions under GDPR for failing to comply with the core principles of the GDPR or failing to secure data.

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

Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations

We are subject to anti-money laundering laws and regulations, including certain sections of the USA PATRIOT Act of 2001. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and include anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission (the “SEC”). The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anti-corruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.

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

Our employees

As of December 31, 2020, we employed approximately 2,000 professionals in 12 countries with the majority of employees in the United States, Poland, Mexico and Ireland. None of our employees in the United States are represented by a labor union or covered by a collective bargaining agreement.

We recognize that our employees are integral to our success as a company. EVO’s GET. GROW. KEEP. (“GGK”) culture represents a cornerstone of our talent strategy, which uses people-focused programs supported by human resources technology to attract (GET), develop (GROW) and retain (KEEP) the talent necessary to drive our growth and success.  For our existing employees, we utilize our global People Development Portal (“Global PDP”) to implement our talent management programs, including (i) our annual performance evaluation process and goal setting, and (ii) mandatory training and development curriculum for our employees.

We implemented a global onboarding and recruiting technology platform in 2020 which allows us to attract and reach more candidates through multiple recruiting avenues and to improve our overall recruitment process.  This new onboarding platform engages our employees immediately and introduces them to our GGK culture including our five core values of integrity, service, teamwork, ownership and diversity.  We believe that our culture creates a diverse, collaborative, respectful and safe workplace.  To strengthen this culture, we recognize our colleagues whose behaviors and actions demonstrate the GGK culture and our values through multiple recognition programs.

Our executive management team and Human Resources department regularly review and update our talent strategy, monitoring a variety of data, including turnover, compensation and benefits benchmarking, diversity, and employee engagement, to design and implement effective reward/recognition, training, development, succession, and benefit programs to meet the needs of our businesses and our employees.

Available information

We maintain a website with the address www.evopayments.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our filings with the SEC, including our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

information about our EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of December 31, 2020:

Name	Age	Position(s)

James G. Kelly	58	Chief Executive Officer and Director

Brendan F. Tansill	42	President, the Americas

Darren Wilson	53	President, International

Thomas E. Panther	52	Executive Vice President, Chief Financial Officer

Steven J. de Groot	62	Executive Vice President, General Counsel and Secretary

Michael L. Reidenbach	58	Executive Vice President, Worldwide Chief Information Officer
Catherine E. Lafiandra	57	Executive Vice President, Chief Human Resources Officer
David L. Goldman	38	Executive Vice President, Business Development and Strategy
Anthony J. Radesca	51	Senior Vice President, Chief Accounting Officer

James G. Kelly has served as EVO, Inc.’s Chief Executive Officer since its formation, as a member of our board of directors since May 2018, and as Chief Executive Officer and a member of the board of managers of EVO, LLC since January 2012. Before joining EVO, Mr. Kelly served as President of Global Payments Inc., as Senior Executive Vice President of Global Payments Inc. and as Chief Financial Officer of Global Payments Inc. Prior to that, Mr. Kelly served as a managing director of Alvarez & Marsal, a global professional services firm, and as manager of Ernst & Young’s mergers and acquisitions and audit groups. Mr. Kelly is a graduate of the University of Massachusetts, Amherst.

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

Michael L. Reidenbach has served as EVO, Inc.’s Executive Vice President, Chief Information Officer since its formation, and as Executive Vice President, Chief Information Officer of EVO, LLC since March 2013. Before joining EVO, Mr. Reidenbach served as Executive Vice President, Chief Information Officer of Global Payments Inc. Mr. Reidenbach is a former U.S. Air Force instructor pilot and aircraft commander. Mr. Reidenbach received his Master in Business Administration/Finance and his Master in Management Information Systems from Georgia College and his Bachelor of Science from the U.S. Air Force Academy.

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

Anthony J. Radesca has served as EVO’s Senior Vice President and Chief Accounting Officer since April 2019. Before joining EVO, Mr. Radesca served as the Senior Vice President and Chief Accounting Officer of CA Technologies, a global technology company that designs and develops infrastructure software solutions, from May 2016 until February 2019. Prior to that, he served as Vice President of Accounting of CA Technologies. Mr. Radesca received his Bachelor of Business Administration, Public Accounting, from Hofstra University and his Juris Doctorate from Saint John's University School of Law. Mr. Radesca is a Certified Public Accountant.

ITEM 1A. RISK FACTORS

The risks summarized and detailed below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business, results of operations, financial condition, cash flows, or prospects. You should also refer to the other information contained in our periodic reports, including the Cautionary Note Regarding Forward-Looking Statements, our consolidated financial statements and the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties, and assumptions relating to our business.

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks related to our business and industry

●	The impact of the COVID-19 pandemic on our business;
●	Our ability to anticipate and respond to changing industry trends, changes in the competitive landscape, and the needs and preferences of our merchants and consumers;
●	The effect of global economic, political, and other conditions on consumer, business, and government spending;
●	Our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks;
●	Failures in our processing systems due to software defects, undetected errors, computer viruses, and development delays;
●	Degradation of the quality of the products and services we offer, including support services;
●	Risks created by acquisitions;
●	Continued consolidation in the banking industry;
●	Increased customer, referral partner, or sales partner attrition;
●	Any increase in chargebacks not paid by our merchants;
●	Failure to maintain or collect reimbursements from our financial institution referral partners;
●	Fraud by merchants or other counterparties or partners;
●	Failures by third-party vendors, on whom we rely to provide products and services;
●	Our ability to maintain our merchant relationships and strategic relationships with various financial institutions and referral partners;
●	Seasonality and volatility resulting in fluctuations in our quarterly revenues and operating results;
●	Our ability to recruit, retain, and develop qualified personnel;
●	Geopolitical and other risks associated with operations outside of the United States;
●	A decline in the use of cards as a payment mechanism for consumers or other adverse developments with respect to the card industry in general;
●	Increases in card network fees and other changes to fee arrangements;
●	Failure by us, our merchants or our sales partners to comply with the applicable requirements of card networks resulting in fines or penalties;

Risks related to our financial results and indebtedness

●	The effect of foreign currency exchange rates;
●	The possibility of impairment of a significant portion of the goodwill and intangible assets on our balance sheet;
●	The impact on our results of operations if we were required to establish a valuation allowance against our deferred tax assets;
●	The effect of our substantial indebtedness on our ability to raise capital, react to changes in the economy or our industry, or meet our debt obligations;
●	The risk that we could be required to purchase the remainder of our eService subsidiary in Poland;
●	Restrictions imposed by our Senior Secured Credit Facilities and our other outstanding indebtedness;

●	Accelerated funding programs, which increase our working capital requirements and expose us to incremental credit risk;

Risks related to legal and regulatory requirements

●	Failure to comply with, or changes in, laws and regulations, including those specific to the payments industry and those relating to anti-corruption, anti-money laundering, privacy, data protection, and information security, and consumer protection;
●	Failure to enforce and defend our intellectual property rights;
●	Risks associated with new or revised tax regulations or their interpretations, or becoming subject to additional foreign or U.S. federal, state, or local taxes;
●	Various legal proceedings in the course of our business;

Risks related to our organizational structure

●	The fact that our principal asset is our interest in EVO, LLC;
●	Risks related to the TRA (as defined below), including substantial cash payments to the Continuing LLC Owners;
●	Benefits conferred upon the Continuing LLC Owners as a result of our organizational structure that do not benefit holders of our Class A common stock to the same extent that they benefit the Continuing LLC Owners;

Risks related to our Series A Convertible Preferred Stock and the ownership interest of our Continuing LLC Owners

●	Our Series A Preferred Stock could adversely affect our liquidity and financial condition, and could in the future substantially dilute the ownership interest of holders of our common stock; and
●	Holders of the Series A Preferred Stock may exercise influence over us, including through their ability to designate a member of our board of directors.

Risks related to our business and industry

The COVID-19 pandemic has disrupted, and is expected to continue to disrupt, our business.

The COVID-19 pandemic and related government actions implemented to reduce its spread continue to negatively impact the global economy, disrupt consumer spending, threaten global supply chains, and create significant volatility and disruption in the financial markets. Foreign, federal, state, and local governments and health officials in all markets where EVO operates have taken broad actions to mitigate the health crisis, including instituting mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines, and “shelter-in-place” mandates. As a result, we and our merchants have seen a significant disruption in our business, including volatility in transaction volume and the number of transactions processed and therefore a decline in revenue in most of our industry verticals. This has had, and is expected to continue to have, an adverse impact on our business and financial performance until business activity resumes to pre-pandemic levels. Although certain economies are reopening, other jurisdictions have reinstated restrictions in response to recent increases in infection rates. Continued or future shutdowns, partial reopenings, or the re-imposition of previously lifted restrictions could directly or indirectly impact transaction volumes and negatively impact our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19” for further information on the impact of the COVID-19 pandemic on transaction volumes to date.

The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict, as information continues to evolve rapidly. Factors such as the duration and spread of the outbreak (including whether there are additional periods of increases in the number of COVID-19 cases in future periods), its severity, the evolution of new strains of the virus, the effectiveness of government actions to contain the virus or treat its impact, the length of government restrictions, the distribution and effectiveness of the vaccine, and how quickly and to what extent normal economic and operating conditions resume, will affect how we are impacted by the pandemic. A prolonged disruption in economic activity could adversely impact our business and financial performance, including the potential impairment of certain assets.

In addition to government restrictions, consumer fears regarding the virus have reduced and may continue to reduce traffic to our merchants for an extended period of time. Consumer spending may also be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the COVID-19 pandemic. Any significant reduction in consumer visits to, or spending at, our merchants, would result in a loss of revenue to us. In addition, certain of our merchants have been forced to temporarily or permanently close their businesses as a result of the pandemic which has resulted, and could continue to result, in additional chargeback or merchant receivable losses.

Even after the COVID-19 pandemic subsides, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The COVID-19 pandemic could also exacerbate the other risks we face that are described in this section.

Our ability to anticipate and respond to changing industry trends, changes in the competitive landscape, and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.

The financial services and payment technology industries are highly competitive and subject to rapid technological advancements, resulting in new products and services, including mobile payment applications and customized integrated software payment solutions, and an evolving competitive landscape, as well as changing industry standards and merchant and consumer needs and preferences. Our payment services and solutions compete against various financial services and payment systems, including cash and checks, and electronic, mobile, eCommerce, integrated, and B2B payment platforms. If we are unable to differentiate ourselves from our competitors and drive value for our merchants, we may not be able to compete effectively.

We expect that new services and technologies applicable to the financial services and payment technology industries will continue to emerge and that our merchants and consumers will continue to adopt new technology for business and personal uses. Our competitive landscape will continue to undergo changes that could adversely impact our current competitive position and prospects for growth, including:

●	rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our products and services if competitors are able to offer and provide services that we do not;
●	competitors, merchants and other industry participants may develop products and services that compete with or replace our products and services, including alternative payment systems that enable card networks and banks to transact with consumers directly, eCommerce payment systems, payment systems for mobile devices, and customized integrated software and B2B payment solutions;
●	increased competition in certain of our markets in which we process “on-us” transactions, whereby we receive fees as a merchant acquirer and for processing services for the issuing bank, may cause the number of transactions in which we receive fees for both of these roles to decrease, which could reduce our revenue and margins in these jurisdictions; and
●	participants in the financial services and payment technology industries may merge, create joint ventures or form other business combinations that may improve their existing business services, or create new payment services that compete with our services.

In order to remain competitive within our markets, we must anticipate and respond to these changes, which may limit the competitiveness of and demand for our services. Additionally, and in many cases as a result of significant consolidation in the payments industry over recent years, some of our competitors are larger and have greater financial resources than we do, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns, and be more aggressive in offering products and services at lower rates. Failure to compete effectively against any of these or other competitive threats or to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete for merchants and financial partners and adversely affect our business, financial condition, or results of operations. Furthermore, potential negative reactions to our products and services by merchants or consumers can spread quickly and damage our reputation before we have the opportunity to respond. If we are unable to anticipate or respond to technological or industry changes on a timely basis, our ability to remain competitive and the demand for our products and services could be adversely affected.

Global economic, political, and other conditions may adversely affect trends in consumer, business, and government spending, which may adversely impact the demand for our services, revenue, and profitability.

The financial services and payment technology industries depend heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, and additional government intervention), particularly in the Americas or Europe, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. A reduction in consumer or business spending could result in a decrease of our revenue and profits.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include the following:

●	declining economies, foreign currency fluctuations, and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a portion of our revenue and growth is dependent;
●	low levels of consumer and business confidence typically associated with recessionary environments may result in decreased spending by cardholders;
●	high unemployment may result in decreased spending by cardholders;
●	budgetary concerns in the United States and other countries could affect sovereign credit ratings, and impact consumer confidence and spending;
●	emerging market economies tend to be more sensitive to adverse economic trends than the more established markets we serve;
●	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;
●	uncertainty and volatility in the performance of our merchants’ businesses;
●	cardholders may decrease spending for services our merchants market and sell; and
●	government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services.

Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among merchants, card issuers, financial institutions, card networks, partners, and cardholders and may expose us to penalties, fines, liabilities, and legal claims.

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

We have certain responsibilities to the card networks and their member financial institutions for any failure by us or by any of our associated third parties to protect this information. We are a potential target of malicious third party attempts to identify and exploit system vulnerabilities and penetrate or bypass our security measures. While plans and procedures are in place to protect this sensitive data, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

The techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive data protection measures may not prevent unauthorized access or use of sensitive data. While we maintain insurance coverage that may cover certain aspects of cyber risks and incidents, our insurance coverage may be insufficient to cover all losses, and we may not be able to renew the insurance on commercially reasonable terms or at all. Further, we do not control the actions of our third party partners and customers or their systems. These third parties have experienced security breaches in the past, and any future problems experienced by these third parties, including those resulting from cyberattacks or other breakdowns or disruptions in services, could adversely affect our ability to conduct our business or expose us to liability.

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

Any type of security breach, attack, or misuse of data described above or otherwise, could harm our reputation and deter existing and prospective merchants and partners from using our services, deter customers from making electronic payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unexpected or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of regulatory scrutiny, result in the imposition of regulatory or card network fines and other penalties, and adversely affect our continued card network registration and financial institution sponsorship. For example, if we were to be removed from the card networks’ lists of Payment Card Industry Data Security Standard (“PCI DSS”) compliant service providers, our existing merchants, sales, and financial institution partners, or other third parties may terminate their relationship with us or cease using or referring our services. Also, prospective merchants, sales partners, financial institution partners or other third parties may delay or choose not to consider us for their processing needs. In addition, card networks could refuse to allow us to process through their networks. Any of the foregoing could adversely impact our business, financial condition, or results of operations.

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

Our products and services are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing and implementing changes to our systems. In addition, the underlying software may contain undetected errors, viruses, or defects. We may experience processing delays on our systems due to system capacity or configuration issues as well as due to service interruptions or delays by our service providers. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential merchants, harm to our reputation, or other liabilities. In addition, we rely on technologies supplied to us by third parties that may contain undetected errors, viruses, or defects that could adversely affect our business, financial condition, or results of operations. Although we attempt to limit our potential liability through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our merchants and partners, we cannot assure that these measures will be successful in limiting our liability.

Degradation of the quality of the products and services we offer, including support services, could adversely impact our ability to attract and retain merchants and partners.

Our merchants and partners expect a consistent level of quality in the provision of our products and services. If the reliability or functionality of our products and services is compromised or the quality or support of such products and services is otherwise degraded, we could lose existing merchants and partners and find it harder to attract new merchants and partners. If we are unable to scale our support functions to address the growth of our merchant portfolio and partner network, the quality of our support may decrease, which could also adversely affect our ability to attract and retain merchants and partners.

Acquisitions create certain risks and may adversely affect our business, financial condition, or results of operations.

We have actively acquired businesses and expect to continue to make acquisitions of businesses and assets in the future. The acquisition and integration of businesses and assets involve a number of risks These risks include valuation (determining a fair price for the business and assets), integration (managing the process of integrating the acquired business’ people, products, technology, and other assets to realize the projected value and synergies), regulation (obtaining any applicable regulatory or other government approvals), and due diligence (identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions).

In addition, acquisitions outside of the United States often involve additional or increased risks including:

●	managing geographically separated organizations, systems and facilities;
●	integrating personnel with diverse business backgrounds and organizational cultures;
●	complying with non-U.S. legal, tax, and regulatory requirements;
●	addressing financial and other impacts to our business resulting from fluctuations in currency exchange rates;
●	enforcing intellectual property rights in non-U.S. countries;
●	difficulty entering new markets due to, among other things, consumer acceptance and business knowledge of these markets; and
●	general economic and political conditions.

The failure to avoid or mitigate the risks described above or other risks associated with acquisitions could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In addition, we may not be able to successfully integrate businesses that we acquire or do so within the intended timeframe. We could face significant challenges in managing and integrating our acquisitions, including diversion of management’s attention, migrating services from third-parties to our own systems and infrastructure, and integrating operations and personnel. In addition, the expected cost synergies or new revenue associated with our acquisitions may not be fully realized in the anticipated amount or within the contemplated timeframe or cost expectations, which could result in increased costs and have an adverse effect on our results of operations, cash flows, and financial condition.

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

Additionally, one of our other financial institution referral partners, Grupo Banco Popular, was acquired by Grupo Santander (“Santander”) in June 2017, which has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following Santander’s consolidation of Grupo Banco Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. We believe our agreements with Santander, including the bank’s referral obligations, remain in full force and effect and we continue to utilize the contractual and legal remedies available to us as we work to resolve these and other matters. However, there can be no assurance that we will be able to successfully resolve this matter or that the bank will comply with its obligations under the agreements.

Increased customer attrition could cause our financial results to decline.

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

In the event that a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy, or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services, rather than delivering goods or rendering services at the time of payment, as well as “card not present” transactions in which consumers are not physically present, such as eCommerce, telephonic, and mobile transactions. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition, or results of operations.  Notwithstanding our policies and procedures for managing credit risk, such as requiring merchant cash reserve accounts and monitoring transaction activity, it is possible that a default on such obligations by one or more of our merchants could adversely affect our business, financial condition, or results of operations.

In addition, in certain cases, governmental authorities may seek to freeze or take possession of merchant cash reserves as part of an investigation or regulatory proceeding. In that event, we may be unable to satisfy chargeback losses from the merchant cash reserves and may experience significant losses if we are required to satisfy chargeback losses from our own funds.

Failure to maintain or collect reimbursements from our financial institution referral partners could adversely affect our business.

Certain of our long-term referral arrangements with financial institutions permit our partners to offer their merchant customers lower rates for processing services than we typically provide to the general market. If one of our bank partners elects to offer these lower rates, they are contractually required to reimburse us for the full amount of the discount provided to their merchant customers; however, there can be no assurance that these contractual provisions will fully protect us from potential losses should a bank partner default on its obligations to reimburse us or seek to discontinue such reimbursement obligations in the future. If we are unable to collect the full amount of any such reimbursements for any reason, we may incur losses. In addition, any discount provided by our financial institution partner may cause merchants in these markets to demand lower rates for our services in the future, which could further reduce our margins or cause us to lose merchants, either of which could adversely affect our business, financial condition, or results of operations.

Fraud by merchants or others could adversely affect our business, financial condition, or results of operations.

We may be liable for certain fraudulent transactions and credits initiated by merchants or others. For example, if we were to process payments for a merchant that engaged in unfair or deceptive trade practices, we may be subject to enforcement actions by the Federal Trade Commission, other consumer protection agencies, state attorneys general, regulators or other governmental agencies. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card, or intentionally failing to deliver goods or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud, especially through eCommerce transactions. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities, including if we are subject to enforcement action by a regulatory authority. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition, or results of operations.

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

The systems and operations of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized access, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy, and similar events. In addition, we may be unable to renew our existing contracts with our most significant vendors and partners or our vendors and partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our vendors and partners to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences: (i) loss of revenues; (ii) loss of merchants and partners; (iii) loss of merchant and cardholder data; (iv) fines imposed by card networks; (v) reputational harm; (vi) exposure to fraud losses or other liabilities; (vii) additional operating and development costs; or (viii) diversion of management, technical and other resources.

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

We also rely on our various financial institution relationships, including our partnerships with Banco de Crédito e Inversiones, Deutsche Bank USA, Deutsche Bank Group, PKO Bank Polski, Grupo Santander, Bank of Ireland, Raiffeisenbank, Citibanamex, Sabadell, Liberbank, and Moneta, among others, to grow our business. These relationships are structured in various ways, such as commercial alliance relationships, equity method investments, and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive referrals and credit facilities to fund our daily settlement obligations. These facilities are generally short term and at preferential interest rates. In some cases, our bank partners provide us with card network sponsorship, which enables us to route transactions under the bank’s control and identification numbers to clear card transactions through the card networks. Under the rules of the card networks, we are required to be a member of the network or sponsored through a member financial institution.

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

We rely on the growth of our financial institution and referral partner relationships, and our ability to maintain these relationships, to support and grow our business. In addition, in certain of the markets in which we conduct our business, a substantial portion of our revenue is derived from long-term contracts. If we fail to maintain or renew these relationships, or our financial institution partners fail to maintain their brands or decrease the size of their branded networks, or our referral partners fail to penetrate their target markets or fail to remain competitive in such markets, our business, financial condition or results of operations may be adversely affected. Furthermore, failure to maintain our financial institution relationships may prevent us from obtaining settlement facilities at preferential terms, and we may be forced to secure alternative arrangements on less favorable terms. The loss of financial institution relationships or referral partners could adversely affect our business and result in a reduction of our revenue and profit.

Finally, we intend to grow our business by partnering with new financial institutions in our existing markets, as well as new markets. The inability to partner with new financial organizations may inhibit our growth prospects.

A significant number of our merchants are small- and medium-sized businesses or small affiliates of large companies, which can be more difficult and costly to retain than larger enterprises and may increase the impact of economic fluctuations on our business.

We market and sell our products and services to, among others, SMEs and small affiliates of large companies. To continue to grow our revenue, we must add merchants, sell additional services to existing merchants, and encourage existing merchants to continue doing business with us. However, retaining SMEs can be more difficult than retaining large enterprises because SME merchants often have higher rates of business failures and more limited resources; are typically less sophisticated in their ability to make technology-related decisions based on factors other than price; may have decisions related to the choice of payment processor dictated by their affiliated parent entity; and are more able to change their payment processors than larger organizations dependent on our services.

SMEs are typically more susceptible to the adverse effects of economic fluctuations and have been disproportionately affected by the adverse effects of the COVID-19 pandemic and resulting government regulations. Adverse changes in the economic environment or business failures of our SME merchants may have a greater impact on us than on our competitors who do not focus on SMEs to the extent that we do. As a result, we may need to attract and retain new merchants at an accelerated rate or decrease our expenses to mitigate negative impacts in the event our SME merchants experience business declines due to economic trends or otherwise, failure of which may negatively impact our results of operations, financial condition, or cash flows.

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

For us to successfully compete and grow, we must recruit, retain, and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs in a rapidly changing technological, social, economic, and regulatory environment. We must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain, or develop qualified personnel could adversely affect our business, financial condition, or results of operations.

Our business may be adversely affected by geopolitical and other risks associated with operations outside of the United States and, as we continue to expand internationally, we may become more susceptible to these risks.

We offer merchant acquiring and processing services in many geographies outside of the United States, including in Canada, the Czech Republic, Germany, Ireland, Mexico, Poland, Spain, and the United Kingdom. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear regulatory frameworks for the payment services industry. This lack of legal certainty exposes our operations to increased risks, including difficulty enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. As we continue to expand internationally, we may face challenges due to the presence of more established competitors and our lack of experience in new markets.

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

We have significant operations in the United Kingdom and throughout Europe more generally. The United Kingdom’s withdrawal from the European Union and the continuing negotiations to determine the terms of the United Kingdom’s relationship with the EU has created significant uncertainty, including timing of withdrawal, the nature of any transition, implementation, or successor arrangements, and future trading arrangements between the United Kingdom and the EU, and may in the future have a material adverse effect on global economic conditions and the stability of the global financial markets. In December 2020, the United Kingdom and the EU agreed on a trade and cooperation agreement that applies provisionally until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement. Although the trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the EU, continued uncertainty regarding the application of the terms of the trade and cooperation and the relationship between the United Kingdom and the EU remains. We continue to closely monitor the impact of Brexit on our operations as further details emerge regarding the post-Brexit regulatory landscape. Commencing in January 2021, we availed ourselves of the United Kingdom’s temporary permissions regime, which allows us to continue to operate in that market under our current regulatory permissions for a period of up to three years. However, lack of clarity about applicable future laws, regulations, or treaties between the United Kingdom and the EU could increase our costs and lead to increased market volatility. Asset valuations, currency exchange rates, and credit ratings may be especially subject to increased market volatility as a result. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully manage the foregoing risks relating to our business outside the United States, our business, financial condition, and results of operations could be adversely impacted.

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

Risks related to our financial results and indebtedness

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

We present our financial statements in U.S. dollars and have a significant proportion of net assets and earnings in non-U.S. dollar currencies. Accordingly, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.

Revenue and profit generated by our non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates and the impact may be significant. For example, revenue generated by our non-U.S. operations represented approximately 60% of our total revenue for the year ended December 31, 2020, and a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to the local currencies of our non-U.S. operations would result in a decrease of approximately $4.8 million in pretax income for the year ended December 31, 2020. In addition, currency variations can adversely affect the margins on our DCC product offerings. An increase in the value of non-U.S. dollar currencies against the U.S. dollar could also increase the cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies. A greater portion of our revenue is generated outside the United States as compared to certain of our competitors and, as such, foreign currency exchange rates may have a more significant impact on our results.

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

As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 34% of total assets on our balance sheet as of December 31, 2020. To the extent we engage in additional acquisitions, we may recognize additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge. An impairment of a significant portion of goodwill or intangible assets would adversely affect our stock price, business, financial condition, or results of operations.

If our business does not perform well, we may be required to establish a valuation allowance against the deferred tax assets, which would negatively impact the results of our operations.

We have substantial amounts of deferred tax assets on our balance sheet. The evaluation of realizability of these assets requires us to analyze historical taxable income and make significant assumptions related to forecasted revenues and taxable income in the appropriate tax jurisdiction. Estimated future taxable income can be sensitive to changes in the assumed revenue growth rate and expected operating margin, which are affected by expectations about future market conditions and are inherently uncertain due to their forward-looking nature. Future events could cause us to conclude that impairment indicators exist and may require us to record a valuation allowance. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, and prevent us from meeting our debt obligations.

Our substantial indebtedness could have adverse consequences, including:

●	increasing our vulnerability to adverse economic, industry, or competitive developments;
●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use cash flow to fund our operations, capital expenditures, and future business opportunities;
●	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing such indebtedness;
●	restricting us from making strategic acquisitions, making it more difficult to structure new partnerships or joint ventures, or causing us to make non-strategic divestitures;
●	making it more difficult for us to obtain card network sponsorship and clearing services from financial institutions or to obtain or retain other business with financial institutions;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; or
●	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged and who, therefore, may be able to take advantage of opportunities in which our leverage prevents us from participating.

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense, have access to sufficient liquidity, and enhance free cash flow generation. We are party to a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, as amended (our “Senior Secured Credit Facilities”). The first lien senior secured credit facility consists of a revolver (the “First Lien Revolver”) and a term loan (the “First Lien Term Loan” and together, the “First Lien Senior Secured Facility”). All outstanding amounts under the second lien credit facility were repaid in May 2018 with proceeds from our IPO. As of December 31, 2020, our Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively. We may not be able to refinance our Senior Secured Credit Facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements, or because of adverse conditions in credit markets generally. We also have the ability to further increase our indebtedness by borrowing additional amounts on the Senior Secured Credit Facilities.

In addition, certain of our borrowings, including borrowings under our Senior Secured Credit Facilities, are at variable rates of interest. If interest rates increase, the interest payment obligations under our variable rate indebtedness will increase even if the amount borrowed remains the same. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us. In May 2020, we entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of exposure to market rate risk associated with our variable-rate debt. As of December 31, 2020, we had $591.2 million aggregate principal amount of variable rate indebtedness. As a result, as of December 31, 2020, the impact of a 100 basis point increase in interest rates would have increased our annual interest expense by approximately $0.9 million.

Any such fluctuation in the financial and credit markets, or in the credit rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition, or results of operations.

We may be required to purchase the remainder of our eService subsidiary in Poland.

In December 2013, we acquired a 66% ownership interest in Centrum Elektronicznych Uslug Platniczych eService Sp. z o.o., or eService, from PKO Bank Polski. In connection with the purchase, we granted a put option to PKO Bank Polski that, if exercised, could force us to buy the remainder of the business at the then-current market price. The option expires on January 1, 2024. If we are forced to purchase the remainder of our eService subsidiary at a time in which it is not otherwise in our best interest to do so, our business, including our liquidity, could be adversely affected.

The phase-out, replacement or unavailability of the London Interbank Offered Rate (“LIBOR”) may adversely affect our results of operations.

In July 2017, the United Kingdom’s Financial Conduct Authority publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. dollar LIBOR. Financial regulators in the United Kingdom, the European Union, Japan, and Switzerland also have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR announced plans to consult on ceasing publication of U.S. dollar LIBOR on December 31, 2021 for only the one week and two month U.S. dollar LIBOR tenors, and on June 30, 2023 for all other U.S. dollar LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States.

As of December 31, 2020, approximately $591.2 million of our outstanding indebtedness had interest rate payments determined directly or indirectly based on LIBOR or the U.S. prime rate. Uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase.  Additionally, in May 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to manage a portion of the exposure to the fluctuations in LIBOR interest rates associated with the Company’s variable-rate term loan. The interest rate swap has a fixed rate of 0.2025% and a maturity date of December 31, 2022. Transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. We may also incur expenses to amend and adjust our indebtedness and interest rate swap to eliminate any differences between any alternative benchmark rate used by our interest rate hedge and our outstanding indebtedness. Any alternative benchmark rate may be calculated differently than LIBOR, may increase the interest expense associated with our existing or future indebtedness and may not align for our assets, liabilities, and hedging instruments. Any of these occurrences could adversely affect our borrowing costs, financial condition, and results of operations.

Restrictions imposed by our Senior Secured Credit Facilities and our other outstanding indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of our Senior Secured Credit Facilities restrict us and our subsidiaries from engaging in specified types of transactions. These covenants impose certain limitations, subject to certain exceptions, on our ability, and that of our subsidiaries, to, among other things:

●	incur indebtedness;
●	create liens;

●	engage in mergers or consolidations;
●	make investments, loans and advances;
●	pay dividends and distributions and repurchase capital stock;
●	sell assets;
●	engage in certain transactions with affiliates;
●	enter into sale and leaseback transactions;
●	make certain accounting changes; and
●	make prepayments on junior indebtedness.

In addition, the credit agreements governing our Senior Secured Credit Facilities contain a springing maximum total leverage ratio financial covenant. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A breach of any of these covenants (or any other covenant in the documents governing our Senior Secured Credit Facilities) could result in a default or event of default under our Senior Secured Credit Facilities. If an event of default under our Senior Secured Credit Facilities occurred, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Senior Secured Credit Facilities. Subject to certain exceptions specified in our Senior Secured Credit Facilities, we have pledged substantially all of our U.S. assets as collateral securing our Senior Secured Credit Facilities and any such exercise of remedies on any material portion of such collateral would materially and adversely affect our financial condition and our ability to continue operations.

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

Risks related to legal and regulatory requirements

Failure to comply with anti-corruption, anti-money laundering, economic and trade sanctions regulations, and similar laws and regulations could subject us to penalties and other adverse consequences.

We operate our business in various countries where certain business practices are prohibited by U.S., foreign, and other laws and regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act, and other laws that prohibit the making or offering of improper payments, including payments to foreign governments, officials, and business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that our employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies for which we may be ultimately responsible.

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

Failure to comply with any of these laws or regulations or changes in this legal or regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may result in significant financial penalties or reputational harm, or change the manner in which we currently conduct some aspects of our business, which could adversely affect our business, financial condition, or results of operations.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection, and information security, as well as consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

Privacy and data security have become significant issues in North America, Europe, and in many other jurisdictions where we may conduct our operations in the future. As we receive, collect, process, use, and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, local state laws such as the CCPA which took effect on January 1, 2020, and the forthcoming California Privacy Rights and Enforcement Act of 2020 (the “CPRA”), which expands upon the CCPA and is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022), and, in the EU and the GDPR.

The CCPA requires companies (regardless of their location) that collect personal information of California residents to notify consumers about their data collection, use, and sharing practices and grants consumers specific rights to access and delete their data and to opt out of certain types of data sharing. The California Attorney General is currently responsible for the enforcement of the CCPA and can impose statutory fines for violations. Consumers also have a limited private right of action for unauthorized access to certain categories of information. The CPRA expands the CCPA to create additional consumer privacy rights, such as the right of correction and the right to limit the use and disclosure of sensitive personal information, and establishes a new privacy enforcement agency. Several other states, including Nevada and Maine, have introduced or passed similar legislation that may impose varying standards and requirements on our data collection, use, and processing activities and the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data.

GDPR generally took effect in Europe in May 2018. GDPR is directly applicable in each EU member state and applies to companies established in the EU, as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU. GDPR applies more stringent data protection obligations for processors and controllers of personal data. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million, or 4% of total worldwide annual turnover (revenue), whichever is higher. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business. Failure to comply with these requirements, or any other laws or regulations applicable to our business, may expose us to fines and other penalties, litigation, or reputational harm, any of which could materially and adversely affect our business, financial condition, and results of operations.

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

Our trademarks, trade names, trade secrets, know-how, proprietary technology, and other intellectual property are important to our future success, including the rights associated with our EVO and eService trademarks and trade names, among others. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to vigorously defend our intellectual property, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to prevent infringement, misappropriation, or other violations. We also cannot guarantee that others will not independently develop technology with the same or similar functions as the proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Furthermore, we may face claims of infringement of third-party intellectual property that could interfere with our ability to market and promote our products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management, and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition, or results of operations. In addition, the laws of certain non-U.S. countries where we do business or may do business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

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

In addition to changes in tax regulations or interpretations, our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	allocation of expenses to and among different jurisdictions;
●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation; and
●	mix of future earnings and tax liabilities recognized in foreign jurisdictions at varying rates versus U.S. federal, state, and local income taxes.

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

We and our merchants are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. Our merchants are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the United States and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations. A number of our subsidiaries in our European segment hold a PI license, allowing them to operate in the EU member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including PSD2. PSD2 contains a number of additional regulatory provisions and deadlines, such as provisions relating to SCA, which required industry wide systems upgrades, and DCC, which requires additional disclosures to our customers. Failure to comply with SCA requirements may result in fines from card networks as well as declined payments from card issuers which could adversely impact our business.

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

EVO, LLC will continue to report as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of EVO, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of EVO, LLC. Under the terms of its limited liability company agreement, EVO, LLC will be obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we may also incur expenses related to our operations. We intend, as its managing member, to cause EVO, LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them, including as applicable, payments under the TRA, which could be significant, and (2) cover our operating expenses. However, EVO, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate applicable law or any agreement to which EVO, LLC is then a party, including debt agreements, or that would have the effect of rendering EVO, LLC insolvent. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition and subject us to various restrictions imposed by lenders. To the extent we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach that would accelerate payments due under the TRA. In addition, if EVO, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “General Risks” and “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend policy.”

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

Risks related to our Series A Convertible Preferred Stock and the ownership interest of our Continuing LLC Owners

Our Series A convertible preferred stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Class A common stock, which could adversely affect our liquidity and financial condition, and could in the future substantially dilute the ownership interest of holders of our Class A common stock.

In April 2020, the Company issued 152,250 shares of Series A convertible preferred stock (the “Preferred Stock”), all of which were purchased by an affiliate of MDP. The Certificate of Designations of the Preferred Stock includes an “Ownership Limitation,” which generally prohibits any holder of Preferred Stock from converting shares of Preferred Stock through either an optional or a mandatory conversion into shares of Class A common stock if and to the extent that such conversion would result in the holder beneficially owning in excess of 19.99% of the aggregate number of votes entitled to be cast at a meeting of the Company’s stockholders, unless and until approval of the Company’s stockholders is obtained as contemplated by Nasdaq listing rules (the “Stockholder Approval”).

The Preferred Stock ranks senior to the Company’s Class A common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Holders of Preferred Stock are entitled to cumulative, paid-in-kind (“PIK”) dividends, which will be payable semi-annually in arrears by increasing the liquidation preference for each outstanding share of Preferred Stock. These PIK dividends accrue at an annual rate of (i) 6.00% per annum for the first ten years and (ii) 8.00% per annum thereafter, subject in each case to a 1.00% per annum increase in the event the Stockholder Approval is not obtained prior to the earlier of the Company’s 2021 annual meeting of stockholders and August 1, 2021. Holders of Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Class A common stock on an as-converted basis, and no dividends may be paid to holders of Class A common stock unless full participating dividends are concurrently paid to holders of Series A Preferred Stock. See Note 16, “Redeemable Preferred Stock,” in the notes to the accompanying consolidated financial statements for additional information.

Under various circumstances defined in the Certificate of Designations, and subject to the Ownership Limitation, (a) holders of shares of our Preferred Stock may be entitled to convert such shares into shares of our Class A common stock, or (b) we may require all holders of such shares to convert such shares to shares of our Class A common stock. Additionally, if the Company undergoes a change of control (as defined in the Certificate of Designations), each holder of Preferred Stock may require the Company to repurchase all or a portion of the Preferred Stock for cash consideration equal to up to 150% of the then-current liquidation preference per share plus accumulated and unpaid dividends, if any.

The share repurchase obligations could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing and increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of Preferred Stock and holders of shares of our Class A common stock.

As holders of our Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock, the issuance of the Preferred Stock effectively reduces the relative voting power of the holders of our Class A common stock. Any conversion of Preferred Stock into Class A common stock would dilute the ownership interest of existing holders of our Class A common stock, and any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Holders of the Preferred Stock may exercise influence over us, including through their ability to designate a member of our board of directors.

As of December 31, 2020, the outstanding shares of our Preferred Stock represented approximately 17.8% of our outstanding Class A common stock, on an as-converted basis. Holders of Preferred Stock generally will be entitled to vote with the holders of the shares of Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis, subject to the Ownership Limitation described above. The terms of the Preferred Stock grant holders of the Preferred Stock consent rights with respect to certain actions by us, including (1) the authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, or exchangeable or exercisable for, shares of senior or parity equity securities, (2) amendments, modifications or repeal of any provision of the Company’s charter or of the Certificate of Designations that would adversely affect the rights, preferences or voting powers of the Preferred Stock, and (3) certain business combinations and binding or statutory share exchanges or reclassification involving the Preferred Stock unless such events do not adversely affect the rights, preferences or voting powers of the Preferred Stock. As a result, holders of Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization. Furthermore, as the number of our outstanding Class B and Class C common stock decreases, holders of Preferred Stock will gain relatively more influence over us.

In addition, under the terms of our director nomination agreement with MDP, which was amended and restated in connection with the issuance of the Preferred Stock, MDP has the right to designate for nomination up to two of our directors until MDP no longer holds at least 15% of the voting power of our outstanding voting stock. Thereafter, MDP will have the right to designate one director for nomination until such time as MDP no longer holds at least 5% of the voting power of our outstanding voting stock. Any director designated by MDP is entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by MDP may differ from the interests of other stockholders.

The Continuing LLC Owners have significant influence over us.

The Continuing LLC Owners control a significant portion of the voting power represented by all our outstanding classes of stock. As a result, the Continuing LLC Owners exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions, and will continue to have significant control over our management and policies. Four members of our board of directors are Continuing LLC Owners or are affiliated with our Continuing LLC Owners. The Continuing LLC Owners can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. In addition, the concentration of voting power with the Continuing LLC Owners may have an adverse effect on the price of our Class A common stock and the interests of the Continuing LLC Owners may not be consistent with the interests of our Class A stockholders. On May 25, 2021, all outstanding shares of our Class B common stock will cease to be outstanding in accordance with their terms, and each share of our Class C common stock (which is currently entitled to 3.5 votes per share) will automatically convert into a share of our Class D common stock (which is entitled to 1 vote per share). Although the voting power of the Continuing LLC Owners holding our Class B and Class C common stock will be diminished at that time, they will retain an unchanged and significant economic interest in the Company through their ownership of LLC Interests.

General Risks

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

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

●	a multi-class common stock structure;
●	a classified board of directors with staggered three-year terms;
●	the ability of our board of directors to issue one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
●	certain limitations on convening special stockholder meetings;
●	a prohibition on cumulative voting in the election of directors;
●	the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock; and
●	amendment of certain provisions of our certificate of incorporation only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock.

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

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. For example, we are required to assess the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and the market price for our Class A common stock may be adversely affected.

Future sales of Class A common stock in the public market (including shares of Class A common stock issuable upon exchange of LLC Interests or upon conversion of our Series A convertible preferred stock), or the perception of future sales, by us or our existing stockholders could cause the market price for our Class A common stock to decline.

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

As part of the Reorganization Transactions, the Continuing LLC Owners received certain sale and exchange rights. Specifically, Blueapple has a sale right providing that, upon our receipt of a sale notice from Blueapple, we will use our commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. In addition, pursuant to an exchange agreement (the “Exchange Agreement”) each Continuing LLC Owner (other than Blueapple) has an exchange right providing that, upon receipt of an exchange notice from such Continuing LLC Owner, we will exchange the applicable LLC Interests from such Continuing LLC Owner for newly issued shares of our Class A common stock on a one-for-one basis. Each Continuing LLC Owner (other than Blueapple) also received certain registration rights pursuant to a registration rights agreement, including customary piggyback registration rights, which include the right to participate on a pro rata basis in any public offering we conduct in response to our receipt of a sale notice from Blueapple. In addition, MDP received customary demand registration rights that require us to register shares of Class A common stock held by it, including any Class A common stock received upon our exchange of Class A common stock for its LLC Interests. These registration rights also cover the shares of Class A common stock issuable upon conversion of the Series A convertible preferred stock held by MDP. Blueapple has the right, in connection with any public offering we conduct (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that we use our commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and use the net proceeds therefrom to purchase a pro rata portion of its LLC Interests. The market price of shares of our Class A common stock could decline, potentially significantly, if any of these stockholders exercise their registration, sale, or exchange rights.

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

●	results of operations that vary from those of our competitors or the expectations of securities analysts and investors;
●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	technology changes, changes in consumer behavior, or changes in merchant relationships in our industry;
●	security breaches related to our systems or those of our merchants, affiliates, or strategic partners;
●	changes in market valuations of, or earnings and other announcements by, companies in our industry;
●	declines in the market prices of stocks generally, particularly those of payment companies;
●	announcements by us, our competitors, or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
●	changes in business, regulatory, economic, or market conditions affecting our industry or the economy as a whole and, in particular, in the consumer spending environment;
●	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
●	announcements relating to litigation or governmental investigations;
●	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
●	the development and sustainability of an active trading market for our Class A common stock;
●	changes in accounting principles; and
●	other events or factors, including those resulting from system failures and disruptions, pandemics, natural disasters, war, acts of terrorism, or responses to these events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Atlanta, Georgia. Our other principal operations are located in Melville, New York; Portland, Maine; Addison, Texas; Denver, Colorado;  Tampa, Florida; Moorestown, New Jersey; Cincinnati, Ohio; Anaheim, California; Omaha, Nebraska; Dublin, Ireland; Cologne, Germany; Madrid, Spain; Prague, Czech Republic; Mexico City, Mexico; Malta; Gibraltar; Montreal, Canada; Suzhou, China; and Warsaw, Poland.

We lease all of the real property used in our business. As of December 31, 2020, we leased 11 domestic properties and 13 international properties, which we use for operational, sales, customer support, and administrative purposes. We believe that our facilities are suitable and adequate for our current business. However, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Class A common stock is traded on the Nasdaq Global Market system under the symbol “EVOP.” There is currently no established public trading market for our Class B common stock, Class C common stock or Class D common stock.

Holders

There were approximately five stockholders of record of our Class A common stock, one stockholder of record of our Class B common stock, six stockholders of record of our Class C common stock and four stockholders of record of our Class D common stock as of January 31, 2021.  The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by banks and brokers.

Issuer purchases of equity securities

The following table sets forth information regarding purchases of Class A common stock for the quarter ended December 31, 2020:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1) (2)	per Share	Plans or Programs	(in millions)
October 1, 2020 to October 31, 2020	—	$—	—	$—
November 1, 2020 to November 30, 2020	351,462	$25.68	—	$—
December 1, 2020 to December 31, 2020	890	$25.40	—	$—
Total	352,352	$25.67

(1)	On November 30, 2020, we repurchased 348,362 shares of Class A common stock from affiliates of MDP in connection with an SEC-registered synthetic secondary offering of shares of our Class A common stock.

(2)	With the exception of the 348,362 shares repurchased in November 2020, the number of shares purchased represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Dividend policy

Since our initial public offering (“IPO”), we have not declared or paid any cash dividends on our common stock, and we have no current plan to do so. Because a significant portion of our operations is through our subsidiaries, our ability to pay dividends depends in part on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. The terms of our Senior Secured Credit Facilities restrict the ability of EVO Payments International, LLC (“EPI”), controlled subsidiary of EVO, Inc. and certain of its subsidiaries from paying dividends to EVO, LLC. In addition, our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries.

Recent sales of unregistered securities

Except for exchanges described below, there were no unregistered sales of equity during the year ended December 31, 2020.

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

Stock performance graph

The following graph compares the total shareholder return from May 23, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2020 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on May 23, 2018.

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

*S&P 500 Index and S&P Information Technology assume reinvestment of all dividends.

	EVO Payments, Inc.	S&P 500 Index	S&P Information Technology
May 23, 2018	$100.00	$100.00	$100.00
June 30, 2018	108.20	99.64	99.63
September 30, 2018	125.66	107.33	108.40
December 31, 2018	129.71	92.82	89.61
March 31, 2019	152.73	105.48	107.40
June 30, 2019	165.77	110.02	113.92
September 30, 2019	147.84	111.89	117.72
December 31, 2019	138.85	122.04	134.67
March 31, 2020	80.44	98.12	118.60
June 30, 2020	120.03	118.28	154.81
September 30, 2020	130.65	128.84	173.31
December 31, 2020	142.01	144.49	193.78

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our consolidated financial statements and the notes to the accompanying consolidated financial statements appearing elsewhere in this Form 10-K and the Risk Factors included in Part I, Item 1A of this Form 10-K, as well as other cautionary statements and risks described elsewhere in this Form 10-K.

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

In addition to establishing key bank partnerships, we are actively expanding our tech-enabled capabilities, including ISV, eCommerce, and B2B solutions.  We are focused on delivering products and services that provide value and convenience to our merchants. Our tech-enabled solutions consist of our own products, as well as other services that we enable through technical integrations with third-party providers, all of which are available to merchants through a single integration to EVO. Our value-added solutions include gateway solutions, online fraud prevention and management solutions, online hosted payments page capabilities, cellphone-based SMS integrated payment collection services, security tokenization and encryption solutions at the POS, dynamic currency conversion, ACH, Level 2 and Level 3 data processing, loyalty offers, and other ancillary solutions. We offer processing capabilities tailored to specific industries and provide merchants with recurring billing, multi-currency authorization and settlement, and cross-border processing. Our global footprint and ease of integration attract new partner relationships, allowing us to develop a robust integrated solutions partner network and positioning us to address major trends in each of our markets.

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

Our Tech-enabled division includes our integrated B2B and eCommerce businesses. Our Direct division includes long-term, exclusive referral relationships with leading financial institutions as well as our direct sales force, such as our direct salespersons and call center representatives, and independent merchant referral relationships. Our Traditional division, unlike our Direct and Tech-enabled divisions, represents a merchant portfolio which is not actively managed by the Company. This division only exists in the United States, as it represents our heritage ISO relationships, and its profits are used to invest in our growth opportunities, such as tech-enabled capabilities and M&A.

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

Executive overview

Although this year’s performance has been adversely impacted by the COVID-19 pandemic and ensuing government restrictions, we delivered solid financial performance in the year ended December 31, 2020, as demonstrated by the highlights below:

●	Revenue for the year ended December 31, 2020 was $439.1 million, a decrease of 9.6% compared to the year ended December 31, 2019. The decrease was primarily due to the unfavorable impact of COVID-19, as well as changes in foreign exchange rates.
●	Americas segment profit for the year ended December 31, 2020 was $106.1 million, 9.8% higher than the year ended December 31, 2019. The increase in Americas segment profit was due to the decrease in expenses, primarily due to cost reductions that we implemented in the second quarter.
●	Europe segment profit for the year ended December 31, 2020 was $65.4 million, 18.3% higher than the year ended December 31, 2019. The increase in Europe segment profit was due to the decrease in expenses, primarily due to cost reduction initiatives that we implemented in the second quarter, and the recognition of a $17.6 million gain related to our investment in Visa Series A preferred stock.
●	The Company processed approximately 3.6 billion transactions in the year ended December 31, 2020, a decrease of 1.6% from the year ended December 31, 2019.

COVID-19

The COVID-19 pandemic and related government actions to control its spread impacted our operating results beginning in March 2020. At the onset of the pandemic, year-over-year volumes declined in most of our markets and across most industry verticals, reaching a low point in mid-April. Since then, we have experienced periods of improvement and decline in volumes, primarily relating to the status of government restrictions in various jurisdictions. Volumes remained depressed in the fourth quarter, however, there was some improvement in December 2020 attributable largely to increased consumer holiday spending and the temporary loosening of government restrictions in certain markets in Europe.

In January 2021, COVID-19 related restrictions were reinstated or extended in parts of Europe in response to an increase in infection rates, resulting in an additional decline in volume, particularly in our Europe segment.  February volumes to date remain depressed but showed a slight improvement as the vaccine deployment is now underway and certain governments have begun easing restrictions. It is likely that our volumes will continue to be under pressure as the effects of the pandemic extend into 2021.

In the first quarter of 2020, we implemented a number of business continuity plans and formed a crisis management team to address challenges arising from the COVID-19 pandemic, including those related to the health and safety of our employees and partners, and to minimize disruption to our merchants. Beginning in early April 2020, we took a number of steps to align our cost structure and cash flows with the expected near-term revenue impact from the pandemic. These actions included a series of initiatives to reduce fixed costs, including significant reductions in payroll expenses through a combination of furloughs, terminations, and temporary salary reductions, and certain non-payroll related costs. Employee salaries were reinstated during the fourth quarter of 2020. Based on these actions, we estimate that we have reduced our cost structure on a go forward basis by approximately 10% of our core selling, general and administrative expenses. In addition, we reduced our capital expenditures for 2020 through the deferral of non-critical projects and a reduction in terminal purchases.

We will continue to actively manage our expenses and cash flows based on our revenues and the economic activity in our markets. The actions we have taken allowed us to realign our cost structure resulting in the financial capacity to invest in our business and support our customers while also increasing our margins.

We expect that the COVID-19 pandemic will continue to negatively impact our business and results of operations in the upcoming months. The extent of the impact on our future financial condition and operating results remains highly uncertain; however, we are confident in our ability to manage through this period. Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are already seeing in our markets.

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

Seasonality

We have experienced in the past, and expect to continue to experience, seasonality in our revenues as a result of consumer spending patterns. Historically, in both the Americas and Europe, our revenue has been strongest in our fourth quarter and weakest in our first quarter as many of our merchants experience a seasonal lift during the traditional vacation and holiday months. Operating expenses do not typically fluctuate seasonally. The government restrictions and changes in consumer spending resulting from the COVID-19 pandemic have disrupted these typical seasonal patterns.

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

Financial Institution Partners

Since 2012, we have established partnerships with leading financial institutions around the world. We rely on our various financial institution relationships to grow and maintain our business. These relationships are structured in various ways, such as commercial alliance relationships, equity method investments, and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive merchant referrals and credit facilities to support the settlement process. Our relationships with our financial institution partners may be impacted by, among other things, consolidations in the banking and payments industries.

One of our financial institution referral partners, Grupo Banco Popular, was acquired by Santander in June 2017, which has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following Santander’s consolidation of Grupo Banco Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. We believe our agreements with Santander, including the bank’s referral obligations, remain in full force and effect and we continue to utilize the contractual and legal remedies available to us as we work to resolve these and other matters. However, there can be no assurance that we will be able to successfully resolve this matter or that the bank will comply with its obligations under the agreements.

Increased regulations and compliance

We, our partners and our merchants are subject to various laws and regulations that affect the electronic payments industry in the many countries in which our services are used, including numerous laws and regulations applicable to banks, financial institutions, and card issuers. A number of our subsidiaries in our European segment hold a PI license, allowing them to operate in the EU member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including PSD2. PSD2 contains a number of additional regulatory mandates, such as provisions relating to SCA, which aim to increase the security of electronic payments by requiring multi-factor user authentication. SCA regulations required industry-wide systems upgrades. In the second half of 2019, we began updating our systems in preparation for the new SCA compliance requirements. Many new SCA requirements became fully enforced in certain countries in Europe at the end of 2020 while other countries in Europe have adopted staggered timelines and have delayed full enforcement until later in 2021. From an operations perspective, we remain focused on developing, coordinating and implementing necessary SCA updates with our merchants and third party providers, including hardware vendors, card issuers and the card networks. Failure to comply with SCA requirements may result in fines from card networks as well as declined payments from card issuers. The EU has also enacted certain legislation relating to the offering of DCC services, which went into effect in April 2020. These new rules require additional disclosures to consumers in connection with our DCC product offerings. As a result of the COVID-19 pandemic, the EU Commission and other national regulators have indicated that enforcement of these regulations will be delayed in order to allow providers additional time to fully implement changes necessary to meet these regulations. Compliance with current and upcoming regulations and compliance deadlines remains a focus for 2021. In addition, we continue to closely monitor the impact of Brexit on our operations as further details emerge regarding the post-Brexit regulatory landscape. Commencing in January 2021, we availed ourselves of the United Kingdom’s temporary permissions regime, which allows us to continue to operate in that market under our current regulatory permissions for a period of up to three years.

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

For the year ended December 31, 2020, we processed approximately 3.6 billion transactions, which included approximately 1.0 billion transactions in the Americas and approximately 2.6 billion transactions in Europe. This represents a decrease of 9.5% in the Americas and an increase of 1.8% in Europe for an aggregate decrease of 1.6% compared to the year ended December 31, 2019. Transactions processed in the Americas and Europe accounted for 27% and 73%, respectively, of the total transactions we processed for the year ended December 31, 2020.

For the year ended December 31, 2019, we processed approximately 3.6 billion transactions, which included more than 1.0 billion transactions in the Americas and approximately 2.5 billion transactions in Europe. This represents an increase of 12.4% in the Americas and an increase of 18.8% in Europe for an aggregate increase of 16.8% compared to the year ended December 31, 2018. Transactions processed in the Americas and Europe accounted for 30% and 70%, respectively of the total transactions we processed for the year ended December 31, 2019.

The changes in the transactions processed year in the year ended December 31, 2020 were primarily driven by government restrictions related to COVID-19 in many of our markets, changes in consumer spending, and an increase in debit card and ATM usage particularly in Europe.

Comparison of results for the year ended December 31, 2020 and 2019

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Year Ended		Year Ended
(dollar amounts in thousands)	December 31, 2020	% of revenue	December 31, 2019	% of revenue	$ change	% change
Segment revenue:
Americas	$275,233	62.7%	$303,840	62.5%	$(28,607)	(9.4%)
Europe	163,868	37.3%	181,938	37.5%	(18,070)	(9.9%)
Revenue	$439,101	100.0%	$485,778	100.0%	$(46,677)	(9.6%)

Operating expenses:
Cost of services and products	$84,336	19.2%	$96,365	19.8%	$(12,029)	(12.5%)
Selling, general and administrative	250,676	57.1%	267,926	55.2%	(17,250)	(6.4%)
Depreciation and amortization	85,924	19.6%	92,059	19.0%	(6,135)	(6.7%)
Impairment of intangible assets	802	0.2%	13,101	2.7%	(12,299)	(93.9%)
Total operating expenses	421,738	96.1%	469,451	96.6%	(47,713)	(10.2%)
Income from operations	$17,363	4.0%	$16,327	3.4%	$1,036	6.3%

Segment profit:
Americas	$106,052	24.2%	$96,587	19.9%	$9,465	9.8%
Europe	$65,448	14.9%	$55,319	11.4%	$10,129	18.3%

Revenue

Revenue was $439.1 million for the year ended December 31, 2020, a decrease of $46.7 million, or 9.6%, compared to the year ended December 31, 2019.

Americas segment revenue was $275.2 million for the year ended December 31, 2020, a decrease of $28.6 million, or 9.4%, compared to the year ended December 31, 2019.

Europe segment revenue was $163.9 million for the year ended December 31, 2020, a decrease of $18.1 million, or 9.9%, compared to the year ended December 31, 2019.

The decrease in both Americas and Europe segment revenue for the year ended December 31, 2020 is primarily due to the unfavorable impact of the COVID-19 pandemic, a shift in customer mix toward larger, lower-margin merchants, and a decline in economic activity, including cross-border activity in Europe.

Operating expenses

Cost of services and products

Cost of services and products was $84.3 million for the year ended December 31, 2020, a decrease of $12.0 million, or 12.5%, compared to the year ended December 31, 2019, primarily due to lower processing costs related to declines in volumes during the period. Our cost of services and products includes both fixed and variable components, with variable components dependent upon the number and/or volume of transactions processed. The decrease in cost was due to the variable component from the decrease in transactions processed.

Selling, general and administrative expenses

Selling, general and administrative expenses were $250.7 million for the year ended December 31, 2020, a decrease of $17.3 million, or 6.4%, compared to the year ended December 31, 2019. The decrease was due primarily to the employee compensation cost savings resulting from the cost reduction initiatives and lower third party expenses recognized in 2020, offset by an increase in share-based compensation costs, severance costs, and allowance for doubtful accounts recognized during the period.

Depreciation and amortization

Depreciation and amortization was $85.9 million for the year ended December 31, 2020, a decrease of $6.1 million, or 6.7%, compared to the year ended December 31, 2019. This decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods, lower depreciation due to fewer purchases of POS terminals in 2020, and the lower value of intangible assets due to impairments recognized in 2019.

Impairment of intangible assets

Impairment of intangibles assets was $0.8 million for the year ended December 31, 2020, a decrease of $12.3 million, or 93.9%, compared to the year ended December 31, 2019. The 2020 impairment charge primarily related to the retirement of certain trademarks driven by an internal reorganization. The 2019 impairment charge primarily related to the termination of the Raiffeisen Bank Polska marketing alliance agreement and the retirement of certain trademarks.

Interest expense

Interest expense was $30.2 million for the year ended December 31, 2020, a decrease of $13.9 million, or 31.5%, compared to $44.0 million for the year ended December 31, 2019. The decrease was due to lower variable interest rates as well as the paydown of our revolving credit facility and a portion of the outstanding balance on the First Lien Term Loan.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. The Company recorded a tax expense of $13.1 million in the year ended December 31, 2020 which included a benefit of $2.6 million from a release of the U.S. interest limitation valuation allowance.

Segment performance

Americas segment profit for the year ended December 31, 2020 was $106.1 million, compared to $96.6 million for the year ended December 31, 2019, an increase of 9.8%. The increase is primarily due to lower expenses from our system simplification efforts and cost reductions implemented as a result of the pandemic, offset by the previously discussed decline in revenue. Americas segment profit margin was 38.5% for the year ended December 31, 2020, compared to 31.8% for the year ended December 31, 2019.

Europe segment profit was $65.4 million for the year ended December 31, 2020, compared to $55.3 million for the year ended December 31, 2019, an increase of 18.3%. The increase is primarily due to the cost reductions implemented in response to the pandemic and the recognition of a $17.6 million gain related to our investment in Visa Series A preferred stock, offset by the previously discussed decline in revenue. Europe segment profit margin was 39.9% for the year ended December 31, 2020, compared to 30.4% for the year ended December 31, 2019.

Corporate expenses not allocated to a segment were $34.2 million for the year ended December 31, 2020, compared to $34.5 million for the year ended December 31, 2019. The decrease in corporate expenses is primarily due to the decrease in employee compensation expenses and professional fees, offset by the increase in share-based employee compensation.

Comparison of results for the years ended December 31, 2019 and 2018

The comparison of results for the years ended December 31, 2019 and 2018 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and capital resources for the years ended December 31, 2020 and 2019

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

As of December 31, 2020, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.6 million for additional borrowings.

On April 21, 2020, we completed the offer and sale of 152,250 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”) to an affiliate of MDP for an aggregate $149.3 million in net proceeds. We used $69.3 million of the proceeds to repay the balance on our revolving credit facility. On September 30, 2020, we repaid $50.0 million of the outstanding balance on our First Lien Term Loan, in addition to the regular quarterly payment.

On May 5, 2020, we entered into a Limited Waiver (the “Limited Waiver”) with respect to our Senior Secured Credit Facilities.  The Limited Waiver effects certain changes applicable to our revolving credit facility, including a waiver of any default or event of default resulting from noncompliance with the consolidated leverage ratio for the period beginning June 30, 2020 and ended on September 30, 2021 (such period of time, the “Covenant Waiver Period”). During the Covenant Waiver Period we are subject to (1) a consolidated leverage ratio of 6.0x for each fiscal quarter from the quarter ended June 30, 2020 through and including March 31, 2021, a consolidated leverage ratio of 5.5x for the fiscal quarter ended June 30, 2021, and a consolidated leverage ratio of 5.25x for the fiscal quarter ended September 30, 2021 and (2) increased limitations on restricted payments and the incurrence of indebtedness. Other than the items noted above, the Limited Waiver does not modify the significant terms of the Senior Secured Credit Facilities.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of December 31, 2020, cash and cash equivalents of $418.4 million includes cash in the United States of $162.9 million and $255.5 million in foreign jurisdictions. Of the United States cash balances, $43.4 million is available for general purposes, and the remaining $119.5 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $101.6 million is available for general purposes, and the remaining $153.9 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements for additional information on our cash and cash equivalents.

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

In addition, in connection with the IPO, we entered into a Tax Receivable Agreement (“TRA”) with the Continuing LLC Owners. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing LLC Owners will be significant. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest in accordance with the terms of the TRA until paid by us. Refer to Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements for additional information on the TRA.

The following table sets forth summary cash flow information for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$116,020	$27,889	$201,998
Net cash used in investing activities	(25,967)	(76,643)	(125,565)
Net cash provided by financing activities	9,763	3,920	80,643
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14,634	(1,774)	(11,521)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$114,450	$(46,608)	$145,555

Operating activities

Net cash provided by operating activities was $116.0 million for the year ended December 31, 2020, an increase of $88.1 million compared to net cash provided by operating activities of $27.9 million for the year ended December 31, 2019. This increase was primarily due to a reduction in our net loss and changes in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $26.0 million for the year ended December 31, 2020, a decrease of $50.7 million compared to net cash used in investing activities of $76.6 million for the year ended December 31, 2019. The decrease was primarily due to lower acquisition-related activity and lower capital expenditures.

During the year ended December 31, 2019, we spent $38.8 million on acquisitions. During the year ended December 31, 2020, we evaluated a number of opportunities but did not enter into any business combinations as we remained disciplined in our deployment of capital to ensure that our acquisitions demonstrate strong strategic fit with accretive financial returns.

Capital expenditures were $20.5 million for the year ended December 31, 2020, a decrease of $16.3 million compared to $36.8 million for the year ended December 31, 2019. The decrease was primarily due to fewer POS terminal and technology-related purchases in markets outside of the United States as we actively managed our cash flows in response to the pandemic. As is customary in those markets, we provide the POS terminal hardware to merchants and charge associated fees related to this hardware. Additionally, our capital expenditures include hardware and software necessary for our data centers, processing platforms, and information security initiatives.

Financing activities

Net cash provided by financing activities was $9.8 million for the year ended December 31, 2020, an increase of $5.8 million, compared to net cash provided by financing activities of $3.9 million for the year ended December 31, 2019. This increase was primarily due to proceeds from the issuance of Preferred Stock partially offset by an increase in repayments of long-term debt during the year ended December 31, 2020.

Liquidity and capital resources for the years ended December 31, 2019 and 2018

The discussion of cash flow activities for the year ended December 31, 2019 as compared to the year ended December 31, 2018 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Senior Secured Credit Facilities

The Company (through its subsidiary EPI) entered into the Senior Secured Credit Facilities pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018. As of December 31, 2020, the Senior Secured Credit Facilities include the First Lien Revolver commitment of $200.0 million and the First Lien Term Loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively.

In addition, our Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms.

Borrowings under the First Lien Senior Secured Facility bear interest at an annual rate equal to, at EPI’s option, (a) a base rate, plus an applicable margin or (b) LIBOR, plus an applicable margin. The applicable margin for base rate revolving loans ranges from 0.75% to 2.00% per annum and for LIBOR revolving loans ranges from 1.75% to 3.00% per annum, in each case based upon achievement of certain consolidated leverage ratios. The applicable margin for base rate term loans is 2.25% and for LIBOR term loans is 3.25%, subject to a 25 basis point reduction upon an upgrade to the Company’s credit rating by both Moody’s and S&P. In addition to paying interest on outstanding principal, EPI is required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments thereunder ranging from 0.25% to 0.5% per annum based upon achievement of certain consolidated leverage ratios.

The First Lien Senior Secured Facility requires prepayment of outstanding loans with: (1) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of assets (including casualty events) by EPI and its restricted subsidiaries, subject to reinvestment rights and certain other exceptions, and (2) 50% of the excess cash flow (subject to step-downs to 25% and 0% based on achievement of certain first lien leverage ratios). Upon a change of control, EPI is required to offer to prepay the loans at par.

EPI may voluntarily repay outstanding loans under the First Lien Senior Secured Facility at any time, without premium.

All obligations under the First Lien Senior Secured Facility are unconditionally guaranteed by most of EPI’s direct and indirect, wholly-owned material domestic subsidiaries, subject to certain exceptions. All obligations under the First Lien Senior Secured Facility, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by:

●	a first-priority lien on the capital stock owned by EPI or by any guarantor in each of EPI’s or their respective subsidiaries (limited, in the case of capital stock of foreign subsidiaries, to 65% of the voting stock and 100% of the non-voting stock of first tier foreign subsidiaries); and
●	a first-priority lien on substantially all of EPI’s and each guarantor’s present and future intangible and tangible assets (subject to customary exceptions).

The First Lien Senior Secured Facility contains a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI’s and its restricted subsidiaries’ ability to incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends and distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; make certain accounting changes; and make prepayments on junior indebtedness.

The First Lien Senior Secured Facility also contains a springing financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis. The Limited Waiver entered into on May 5, 2020 included a waiver of any default or event of default resulting from noncompliance with the consolidated leverage ratio for the Covenant Waiver Period. During such Covenant Waiver Period, we are subject to (1) a consolidated leverage ratio of 6.0x for each fiscal quarter from the quarter ended June 30, 2020 through and including March 31, 2021, a consolidated leverage ratio of 5.5x for the fiscal quarter ended June 30, 2021 and a consolidated leverage ratio of 5.25x for the fiscal quarter ended September 30, 2021, and (2) increased limitations on restricted payments and the incurrence of indebtedness.

The First Lien Senior Secured Facility also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders will be entitled to take various actions, including the acceleration of amounts due thereunder and the exercise of the remedies on the collateral.

Refer to Note 13, “Long-Term Debt and Lines of Credit,” in the notes to the accompanying consolidated financial statements for additional information on our long-term debt and settlement lines of credit.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review.  As of December 31, 2020, we had $13.9 million outstanding under these lines of credit with additional capacity of $137.1 million to fund settlement.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2020:

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$591,169	$6,593	$584,576	$-	$-
Settlement lines of credit	13,878	13,878	-	-	-
Interest payments(1)	67,509	23,001	44,508	-	-
Operating leases(2)	47,648	10,410	15,840	8,594	12,804
Purchase commitments(3)	21,687	12,276	6,354	3,057	-
Other long-term liabilities(4)	1,999	1,566	433	-	-
Total	$743,890	$67,724	$651,711	$11,651	$12,804

(1)	Interest on long-term debt and settlement obligations is based on rates effective and amounts borrowed as of December 31, 2020. Since the contractual rates for our long-term debt and settlement obligations are variable, actual cash payments may differ from the estimates provided.
(2)	Amounts represent undiscounted contractually committed payments under our operating lease obligations. As of December 31, 2020, operating lease obligations recognized on our consolidated balance sheet are measured at the present value of remaining lease payments, utilizing our incremental borrowing rate based on the remaining lease term, which includes renewal options, if the option is reasonably certain to be exercised. Refer to Note 7, "Leases," in the notes to the accompanying consolidated financial statements for additional information.
(3)	Amounts represent our estimate of future payments for noncancelable contractual obligations related to purchase of goods or services with suppliers for fixed or minimum amounts.
(4)	Amounts represent our estimate of future payments related to our acquisitions. Some of these payments depend on future performance, and therefore, actual cash payments and the timing of such payments may differ from the estimates.

The table above excludes the obligations arising from our tax receivable agreement that requires us to make payments to the Continuing LLC Owners in the amount equal to 85% of the applicable cash tax savings, if any, because the timing and amount of such payments is not currently determinable.  Refer to Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements for additional information.

Off-balance sheet transactions

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical accounting policies and estimates

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have provided a summary of our significant accounting policies, as well as a discussion of our evaluation of the impact of recent accounting pronouncements in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

Revenue recognition

Our primary revenue source consists of fees for payment processing services. Payment processing service revenue is primarily based on a percentage of transaction value or on a specified amount per transaction or related services. As described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2019 that resulted in revenue being presented net of certain fees that we pay to third parties. This change in presentation affected our reported revenues and operating expenses during the year ended December 31, 2019 by the same amount and had no effect on operating income.

Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 2, “Revenue,” in the notes to the accompanying consolidated financial statements for further information.

Goodwill and intangible assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill and other intangible assets may not be recoverable.

Goodwill represents the excess of the consideration transferred over the fair value of identifiable net assets acquired through business combinations. We evaluate our goodwill for impairment annually, or more frequently, if events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Our reporting units are consistent with our segments: the Americas and Europe.

As of October 1, 2020, we performed a quantitative assessment as prescribed by Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, to test our goodwill for impairment. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. We estimate the fair value of our reporting units using an equal weighting of fair values derived from the income approach and the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates, operating margins, and other factors, such as working capital and capital expenditures. The discount rate is based on the weighted-average cost of capital adjusted for the relevant risks associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with characteristics similar to the reporting unit.

Estimating the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, and the selection of appropriate market multiples. For each reporting unit, we performed a sensitivity analysis to vary the growth rates, discounts, and multiples in order to provide a range of reasonableness for detecting a potential impairment. Additionally, we compared the sum of the reporting units fair value to our market capitalization based on the price of our common stock as of the date of the impairment test and evaluated the resulting implied control premium (discount) to determine if the estimated total enterprise value is reasonable compared to external market indicators.

In 2020, the results of our annual impairment tests indicated no impairment. As of the date of the impairment test, the fair values of the Americas and Europe reporting units substantially exceeded their carrying values.

As of December 31, 2020, there are no indefinite-lived intangible assets other than goodwill.

Finite-lived intangible assets include merchant contract portfolios and customer relationships, marketing alliance agreements, trademarks, internally developed and acquired software, and non-competition agreements.

The acquired intangible assets were recorded at their estimated fair value at the date of acquisition. Determination of the fair value of our acquired merchant contract portfolios, customer relationships, marketing alliance agreements, and acquired software involves significant estimates and assumptions related to revenue growth rates, discount rates, merchant attrition rates, and expected merchant referrals from our referral partners. Determination of the fair value of our acquired trademarks involves significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates.

We also develop software that is used in providing services to our customers. Capitalization of internal-use software occurs when we have completed the preliminary project stage. Costs incurred during the preliminary project stage are expensed as incurred.

Finite-lived intangible assets are amortized over their estimated useful lives ranging from 2 to 21 years using either accelerated or straight-line method. Determination of estimated useful lives of intangible assets requires significant judgment.  The useful lives for customer-related intangible assets are based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are based on the terms of the agreements. The useful lives of trademarks are based on our assumptions regarding the period of time during which a significant portion of the economic value of such assets is expected to be realized. The useful lives of internally developed and acquired software are based on various factors, including analysis of potential obsolescence due to new technology, competition and other economic factors. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of finite-lived intangible assets may warrant revision.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from use of the asset and its eventual disposition. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 9, “Goodwill and Intangible Assets,” in the notes to the accompanying consolidated financial statements for further information.

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

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended December 31, 2020. Additionally, the Company has noted a decline in the volume of transactions processed for the twelve months ended December 31, 2020 compared to the prior year period, due to the impact of the COVID-19 pandemic. The Company evaluated both its actual forecasts of future taxable income and its historical core earnings by jurisdiction over the prior twelve quarters, adjusted for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, and its actual forecasts of future taxable income, the Company determined that valuation allowances are needed in certain European jurisdictions to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. In the United States jurisdiction, however, the Company concluded that its indefinite lived deferred tax assets will be realizable and recorded no valuation allowance. In arriving at this determination, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

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

Refer to Note 5, “Tax Receivable Agreement,” and Note 12, “Income Taxes,” in the notes to the accompanying consolidated financial statements for further information.

Redeemable non-controlling interest in eService

Redeemable non-controlling interest (“RNCI”) in eService relates to the portion of equity in our consolidated subsidiary in Poland, not attributable, directly or indirectly, to us, which is realizable upon the occurrence of an event that is not solely within our control. We adjust the RNCI at each balance sheet date to reflect our estimate of the maximum redemption amount with changes recognized as an adjustment to our additional paid-in capital or, in the absence of additional paid-in capital, to shareholders’ deficit. Such estimate is based on projected operating performance of the subsidiary and the key assumptions used in estimating the fair value include, but are not limited to, revenue growth rates and weighted-average cost of capital.

Refer to Note 17, “Redeemable Non-controlling Interests,” for further information.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements.

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

As of December 31, 2020, we had approximately $591.2 million of debt outstanding, net of accrued interest, of which $500.0 million was subject to an interest rate hedge. The Company entered into the interest rate hedge in May 2020, to reduce a portion of the exposure to market rate risk associated with its variable-rate debt. Refer to Note 14 “Derivatives,” in the notes to the accompanying consolidated financial statements.

In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on December 31, 2020, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $0.9 million. A decrease of 100 basis points in the applicable variable interest rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $0.9 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in an increase to pretax income of approximately $4.8 million on an annual basis. The increase results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso. Similarly, a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in a decrease to pretax income of approximately $4.8 million on an annual basis. The decrease results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVO Payments, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVO Payments, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2021

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVO Payments, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVO Payments, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue—Refer to Notes 1 and 2 to the consolidated financial statements

Critical Audit Matter Description

The Company’s revenue primarily consists of transaction-based fees that are made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The payment processing is highly automated and is based on contractual terms with merchants. Because of the nature of the payment processing services, the Company relies on automated systems to process and record its revenue transactions. Netting against the Company’s revenue are commissions for referral partners and third-party processing and assessment costs.

We identified revenue as a critical audit matter because of the Company’s multiple systems to process and record revenue are highly automated with multiple platforms, including systems to record commissions cost. This required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company’s systems, applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process revenue transactions, including commissions cost, included the following, among others:

●	With the assistance of our IT specialists, we:
–	Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
–	Performed testing of interface controls and automated controls relevant to revenue processes.
●	We tested internal controls within the relevant revenue processes, including those in place to reconcile the various systems to the Company’s general ledger.
●	For certain components of revenue, we developed an independent expectation of revenue and compared it to the amount recorded by the Company.
●	For certain components of revenue, we performed detail transaction testing for a sample of such revenue transactions, by agreeing the amounts recognized to source documents, and tested the mathematical accuracy of the recorded revenue.
●	For commissions to referral partners, we developed an independent expectation for commissions cost and compared it to the commissions cost recorded by the Company.

Deferred Tax Assets—Valuation Allowance—Refer to Notes 1 and 12 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes deferred tax assets to the extent that it is expected that these assets are more likely than not to be realized. The Company evaluates the realizability of the deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amount of the deferred tax assets is reduced with a valuation allowance. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended December 31, 2020. The Company also evaluated its historical core earnings by jurisdiction, after adjusting for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, the Company established valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. In the United States jurisdiction, however, the Company concluded that its deferred tax assets of $228.3 million will be realizable and recorded no valuation allowance based upon (i) the historical core earnings, after adjusting for certain nonrecurring items, and (ii)

the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022 as a source of taxable income to utilize its existing deferred tax assets.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to projected future taxable income and the determination of whether it is more likely than not that the deferred tax assets in the U.S. jurisdiction will be realized included the following, among others:

●	We tested the effectiveness of controls over the valuation of deferred tax assets, including management’s controls over the projections of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
●	With the assistance of our income tax specialists, we considered the appropriateness of the sources of projected future taxable income.
●	We evaluated the reasonableness of management’s estimates of projected future taxable income by comparing the estimates to:
–	Historical core earnings as adjusted for nonrecurring items.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in the Company’s press releases as well as in analyst and industry reports for the Company.
●	We evaluated whether the projected future taxable income and identification of nonrecurring items used to adjust historical losses were consistent with evidence obtained in other areas of the audit.
●	We evaluated whether the projected future taxable income as adjusted for nonrecurring items in historical periods was of the appropriate character and available under the tax law.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2021

We have served as the Company's auditor since 2016.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$418,439	$304,089
Accounts receivable, net	17,052	15,881
Other receivables	20,128	24,438
Due from related parties	625	1,125
Inventory	5,221	9,128
Settlement processing assets	285,705	328,637
Other current assets	14,659	12,867
Total current assets	761,829	696,165
Equipment and improvements, net	83,606	94,464
Goodwill, net	383,108	378,838
Intangible assets, net	217,077	257,560
Investment in unconsolidated investees	839	2,078
Deferred tax assets	234,749	210,275
Operating lease right-of-use assets	35,124	45,664
Investment in equity securities, at fair value	25,526	—
Other assets	15,863	21,360
Total assets	$1,757,721	$1,706,404

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$13,718	$33,103
Current portion of long-term debt	4,628	8,744
Accounts payable	9,482	13,584
Accrued expenses	113,127	110,079
Settlement processing obligations	446,344	449,302
Current portion of operating lease liabilities, inclusive of related party liability of $1.1 million and $1.2 million at December 31, 2020 and December 31, 2019, respectively	6,614	7,087
Due to related parties	5,124	7,325
Total current liabilities	599,037	629,224
Long-term debt, net of current portion	579,162	693,169
Due to related parties	185	385
Deferred tax liabilities	13,957	17,260
Tax receivable agreement obligations, inclusive of related party liability of $164.3 million and $141.1 million at December 31, 2020 and December 31, 2019, respectively	173,890	150,274
ISO reserves	2,942	2,758
Operating lease liabilities, net of current portion, inclusive of related party liability of $2.2 million and $3.2 million at December 31, 2020 and December 31, 2019, respectively	30,968	41,703
Other long-term liabilities	7,047	1,830
Total liabilities	1,407,188	1,536,603
Commitments and contingencies
Redeemable non-controlling interests	1,055,633	1,052,448
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 and 0 shares at December 31, 2020 and December 31, 2019, respectively. Liquidation preference: $158,647 and $0 at December 31, 2020 and December 31, 2019, respectively	154,118	—
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 46,401,607 and 41,233,954 shares at December 31, 2020 and December 31, 2019, respectively	5	4
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 32,163,538 and 34,163,538 shares at December 31, 2020 and December 31, 2019, respectively	3	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 1,720,425 and 2,321,955 shares at December 31, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 2,390,870 and 4,354,978 shares at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(675,209)	(587,358)
Accumulated other comprehensive income (loss)	1,045	(1,948)
Total EVO Payments, Inc. shareholders' deficit	(674,156)	(589,299)
Nonredeemable non-controlling interests	(185,062)	(293,348)
Total deficit	(859,218)	(882,647)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,757,721	$1,706,404

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue(1)	$439,101	$485,778	$564,754
Operating expenses:
Cost of services and products	84,336	96,365	189,375
Selling, general, and administrative	250,676	267,926	311,353
Depreciation and amortization	85,924	92,059	87,184
Impairment of intangible assets	802	13,101	14,627
Total operating expenses	421,738	469,451	602,539
Income (loss) from operations	17,363	16,327	(37,785)
Other income (expense):
Interest income	1,172	2,872	2,219
Interest expense	(30,160)	(44,011)	(59,759)
Income from investment in unconsolidated investees	456	560	1,513
Gain on acquisition of unconsolidated investee	—	—	8,404
Gain on investment in equity securities	17,574	—	—
Other income (expense), net	2,551	5,434	(2,998)
Total other expense	(8,407)	(35,145)	(50,621)
Income (loss) before income taxes	8,956	(18,818)	(88,406)
Income tax expense	(13,122)	(4,548)	(10,444)
Net loss	(4,166)	(23,366)	(98,850)
Less: Net income attributable to non-controlling interests in consolidated entities	7,189	7,877	6,696
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	(9,679)	(21,138)	(90,834)
Net loss attributable to EVO Payments, Inc.	(1,676)	(10,105)	(14,712)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	6,528	—	—
Net loss attributable to Class A common stock	$(8,204)	$(10,105)	$(14,712)

Earnings per share
Basic	$(0.20)	$(0.31)	$(0.70)
Diluted	$(0.20)	$(0.31)	$(0.70)

Weighted-average Class A common stock outstanding
Basic	41,980,163	32,720,370	21,081,447
Diluted	41,980,163	32,720,370	21,081,447

Comprehensive income (loss):
Net loss	$(4,166)	$(23,366)	$(98,850)
Change in fair value of interest rate swap, net of tax(2)	(465)	—	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax (3)	8,774	324	(18,773)
Other comprehensive income (loss)	8,309	324	(18,773)
Comprehensive income (loss)	4,143	(23,042)	(117,623)
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	8,774	7,513	2,224
Less: Comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	(5,948)	(21,258)	(102,821)
Comprehensive income (loss) attributable to EVO Payments, Inc.	$1,317	$(9,297)	$(17,026)

(1)	Revenue for the years ended December 31, 2020 and 2019 is presented under ASC 606, while revenue for the year ended December 31, 2018 is presented under previous guidance. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” for detail.

(2)	Net of tax benefit of $0.1 million for the year ended December 31, 2020.
(3)	Net of tax (expense) benefit of $(2.5) million, $(0.1) million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

	Shareholders' Equity (Deficit)
										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2019	26,025	$3	35,914	$4	2,461	$—	16,786	$1	$178,176	$(223,799)	$(2,993)	$(48,608)	$(814,074)	$(862,682)	$1,010,093

Prior period adjustment*	—	—	—	—	—	—	—	—	(20,629)	—	—	(20,629)	20,629	—	—
Net loss	—	—	—	—	—	—	—	—	—	(10,105)	—	(10,105)	(6,549)	(16,654)	(6,712)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	1,045	1,045	(378)	667	(229)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(297)	(297)	(9,475)
Sale of Class A common stock in secondary offerings(1)	14,250	1	(1,750)	(1)	—	—	(11,750)	(1)	(470,830)	—	—	(470,831)	538,262	67,431	(48,447)
Fair value adjustment in connection with purchase of Blueapple Class B shares	—	—	—	—	—	—	—	—	—	2,020		2,020	823	2,843	(2,843)
Share-based compensation expense	—	—	—	—	—	—	—	—	10,921	—	—	10,921	—	10,921	—
Vesting of equity awards	78	—	—	—	—	—	—	—	(1,819)	—	—	(1,819)	—	(1,819)	—
Stock options exercised	61	—	—	—	—	—	—	—	1,010	—	—	1,010	—	1,010	—
Exchanges of Class C and Class D common stock for Class A common stock	820	—	—	—	(139)	—	(681)	—	(37,533)	—	—	(37,533)	37,533	—	—
Deferred taxes in connection with share exchanges and secondary offerings(1)	—	—	—	—	—	—	—	—	8,001	—	—	8,001	—	8,001	—
Tax receivable agreement in connection with share exchanges and secondary offerings(1)	—	—	—	—	—	—	—	—	17,993	—	—	17,993	—	17,993	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(12,561)	—	(12,561)	(3,655)	(16,216)	16,216
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	(28,203)	—	(28,203)	(65,642)	(93,845)	93,845
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	314,710	(314,710)	—	—	—	—	—
Balance, December 31, 2019	41,234	$4	34,164	$3	2,322	$—	4,355	$—	$—	$(587,358)	$(1,948)	$(589,299)	$(293,348)	$(882,647)	$1,052,448

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

(1)	Secondary offerings refers to the sale of Class A common stock and the purchase of an equivalent number of LLC Interests and shares of Class D and Class B common stock in connection with the April 2019 Secondary Offering, the August 2019 Secondary Offering, and the December 2019 Secondary Offering.

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	income (loss)	(deficit)	interests	(deficit)	interests
Balance, January 1, 2020	—	$—	41,234	$4	34,164	$3	2,322	$—	4,355	$—	$—	$(587,358)	$(1,948)	$(589,299)	$(293,348)	$(882,647)	$1,052,448

Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,676)	—	(1,676)	(1,341)	(3,017)	(1,149)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	3,190	3,190	341	3,531	5,243
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	505
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	24	24	(4,537)
Sale of Class A common stock in secondary offerings	—	—	4,152	1	(2,000)	—	—	—	(2,152)	—	(34,540)	(8,945)	—	(43,484)	94,834	51,350	(51,350)
Fair value adjustment in connection with purchase of Blueapple Class B shares	—	—	—	—	—	—	—	—	—	—	—	(1,436)	—	(1,436)	(214)	(1,650)	1,650
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	20,664	—	—	20,664	—	20,664	—
Vesting of equity awards	—	—	197	—	—	—	—	—	—	—	(1,345)	—	—	(1,345)	—	(1,345)	—
Exercise of stock options	—	—	405	—	—	—	—	—	—	—	6,145	—	—	6,145	—	6,145	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	414	—	—	—	(602)	—	188	—	(16,658)	—	—	(16,658)	16,658	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	2,995	—	—	2,995	—	2,995	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	4,548	—	—	4,548	—	4,548	—
Issuance of redeemable preferred stock, net of issuance costs	152	147,590	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	6,528	—	—	—	—	—	—	—	—	(6,528)	—	—	(6,528)	—	(6,528)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	(197)	(197)	(45)	(242)	(223)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(43,105)	25,069	—	(18,036)	(1,628)	(19,664)	19,664
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(353,175)	320,136	—	(33,039)	(343)	(33,382)	33,382
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	420,999	(420,999)	—	—	—	—	—
Balance, December 31, 2020	152	$154,118	46,402	$5	32,164	$3	1,720	$—	2,391	$—	$—	$(675,209)	$1,045	$(674,156)	$(185,062)	$(859,218)	$1,055,633

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(4,166)	$(23,366)	$(98,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,924	92,059	87,184
Gain on sale of investment	(336)	(250)	—
Gain on investment in equity securities	(17,574)	—	—
Amortization of deferred financing costs	2,675	2,680	8,528
Change in fair value of contingent consideration	(86)	2,384	(375)
Loss on extinguishment of debt	—	—	2,055
Loss on disposal of equipment and improvements	1,741	3,014	1,311
Share-based compensation expense	20,664	10,921	55,519
Impairment of intangible assets	802	13,101	14,627
Accrued interest expense	(3,935)	3,492	(340)
Gain on acquisition of unconsolidated investee	—	—	(8,404)
Deferred taxes, net	2,599	(9,182)	(1,778)
Other	(1,654)	(681)	(595)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(267)	(1,719)	3,141
Other receivables	4,020	27,474	(1,563)
Inventory	3,993	(276)	2,049
Other current assets	(1,900)	(592)	(4,018)
Operating lease right-of-use assets	7,825	7,335	—
Other assets	(1,303)	(1,233)	2,948
Related parties, net	(1,783)	3,797	(498)
Accounts payable	(8,326)	(35,962)	(12,426)
Accrued expenses	1,338	641	15,509
Settlement processing funds, net	34,157	(59,077)	137,898
Operating lease liabilities	(8,571)	(6,745)	—
Other	183	74	76
Net cash provided by operating activities	116,020	27,889	201,998
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(38,832)	(56,193)
Purchase of equipment and improvements	(20,481)	(36,808)	(48,751)
Acquisition of intangible assets	(6,821)	(8,013)	(20,704)
Net proceeds from sale of investments	—	250	—
Return of capital on equity method investment	906	—	—
Collection of deferred cash consideration	—	4,882	—
Issuance of notes receivable	—	—	(37)
Collections of notes receivable	429	1,878	120
Net cash used in investing activities	(25,967)	(76,643)	(125,565)
Cash flows from financing activities:
Proceeds from long-term debt	186,240	583,505	774,359
Repayments of long-term debt	(322,729)	(580,795)	(853,487)
Deferred financing costs paid	—	(2)	(3,903)
Contingent consideration paid	(1,243)	(6,276)	(2,505)
Deferred cash consideration paid	(887)	(915)	(65,000)
Acquisition of additional non-controlling interest	—	—	(16,916)
IPO proceeds, net of underwriter fees	—	—	231,500
Secondary offering proceeds	115,538	381,619	190,894
Purchase of LLC Interests, Class B and Class D common stock in connection with the secondary offerings	(115,538)	(362,635)	(165,927)
Repurchases of shares to satisfy minimum tax withholding	(1,345)	(1,819)	(795)
Proceeds from issuance of redeemable preferred stock	149,250	—	—
Redeemable preferred stock issuance costs	(1,660)	—	—
Proceeds from exercise of common stock options	6,145	1,010	—
Distributions to non-controlling interest holders	(4,513)	(9,772)	(7,577)
Contribution from non-controlling interest holders	505	—	—
Net cash provided by financing activities	9,763	3,920	80,643
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14,634	(1,774)	(11,521)
Net increase (decrease) in cash, cash equivalents, and restricted cash	114,450	(46,608)	145,555
Cash, cash equivalents, and restricted cash, beginning of year	304,089	350,697	205,142
Cash, cash equivalents, and restricted cash, end of year	$418,539	$304,089	$350,697

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 56.1% of the membership interests of EVO, LLC as of December 31, 2020. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the initial public offering of EVO, Inc.’s Class A common stock (“IPO”) and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable and secure payment solutions to merchants across the Americas and Europe and servicing more than 550,000 merchants across more than 50 markets. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout the Americas and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection, and chargeback services. The Company also offers value-added solutions including gateway solutions, online fraud prevention and management reporting, online hosted payments page capabilities, mobile-based SMS integrated payment collection services, security tokenization and encryption solutions at the point-of-sale, dynamic currency conversion, ACH, Level 2 and Level 3 data processing, loyalty offers, and other ancillary solutions. The Company operates two reportable segments: the Americas and Europe.

(b)	Basis of Presentation and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of redeemable non-controlling interests (“RNCI”), evaluation of realizability of deferred tax assets, determination of liabilities under the tax receivable agreement, determination of liabilities and corresponding right-of-use assets arising from lease agreements, determination of assets or liabilities arising from derivative transactions, determination of fair value of share-based compensation, establishment of severance liabilities, establishment of allowance for doubtful accounts, and assessment of recoverability of goodwill and intangible assets.

(c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. As a sole managing member of EVO, LLC, the Company exerts control over the Group. In accordance with ASC 810, Consolidation, EVO, Inc. consolidates the Group’s financial statements and records the interests in EVO, LLC that it does not own as non-controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments over which it has significant influence, but not a controlling financial interest using the equity method of accounting.

(d)	Cash and Cash Equivalents, Restricted Cash, Settlement Related Cash and Merchant Reserves

Cash and cash equivalents include all cash balances and highly liquid securities with original maturities of three months or less. Cash balances often exceed federally insured limits; however, concentration of credit risk is limited due to the payment of funds on the same day or the day following receipt in satisfaction of the settlement process. Included in cash and cash equivalents are settlement-related cash and merchant reserves.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of December 31, 2020 and 2019, settlement-related cash balances were $163.5 million and $178.8 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors (“Member Banks”) and is in accordance with the guidelines set by the card networks. As of December 31, 2020 and 2019, merchant reserves were $109.9 million and $85.8 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,	December 31,
	2020	2019

	(In thousands)
Cash and cash equivalents	$418,439	$304,089
Restricted cash included in other assets	100	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$418,539	$304,089

(e)	Accounts Receivable and Other Receivables

Accounts receivable include amounts due from independent sales organizations (“ISO”) and merchants related to the transaction processing services and sale of point-of-sale (“POS”) equipment and peripherals. Other receivables include advances to merchants, amounts of foreign value-added taxes to be recovered through regular business operations, and other amounts due to the Company.

Receivable balances are stated net of allowance for doubtful accounts. The Company periodically evaluates its receivables for collectability. The Company analyzes historical losses, the financial position of its customers and known or expected trends when estimating the allowance for doubtful accounts. As of December 31, 2020 and 2019, allowance for doubtful accounts was $4.4 million and $3.7 million, respectively.

(f)	Inventory

Inventory consists primarily of electronic POS terminals and prepaid mobile phone cards and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out (“FIFO”) method.

(g)	Earnings Per Share

Basic earnings per share of Class A common stock is calculated pursuant to the two-class method as a result of the issuance of 152,250 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) on April 21, 2020. The Preferred Stock is considered a participating security because the holders of Preferred Stock are entitled, on an as-converted basis, to participate in and receive any dividends declared or paid on the Class A common stock, and no dividends may be paid to holders of Class A common stock unless full participating dividends are concurrently paid to holders of Preferred Stock. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. The Preferred Stock is not included in the computation of basic earnings per share in periods in which the Company reports a net loss, as the Preferred Stock holders are not contractually obligated to share in the net losses. However, the cumulative dividends that accrete on the Preferred Stock for the period reduce the net income or increase the net loss allocated to common stockholders. Earnings per share is not separately presented for Class B common stock, Class C common stock, and Class D common stock since they have no economic rights to the earnings of the Company.

Diluted earnings per share of Class A common stock is calculated using the more dilutive of the (a) treasury stock method and as-converted method or (b) the two-class method. Class B common stock is not considered when calculating diluted earnings per share as this class of common stock may not convert to Class A common stock. Class C common stock and Class D common stock are considered in the calculation of diluted earnings per share on an if-converted basis as these classes, together with the related LLC Interests, have exchange rights that could result in additional shares of Class A common stock being issued. Potentially dilutive shares issuable upon conversion of the Preferred Stock are considered in the calculation of diluted earnings per share on an if-converted basis. All other potentially dilutive securities are determined based on the treasury stock method. Refer to Note 4, “Earnings Per Share,” for further information.

(h)	Settlement Processing Assets and Obligations

Settlement processing assets and obligations represent intermediary balances arising in our settlement process. Refer to Note 3, “Settlement Processing Assets and Obligations,” for further information.

(i)	Equipment and Improvements

Equipment and improvements are stated at cost less accumulated depreciation. Card processing equipment, office equipment, computer software, and furniture and fixtures are depreciated over their respective estimated useful lives on a straight-line basis. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are recognized as expense when incurred. Refer to Note 8, “Equipment and Improvements,” for further information.

(j)	Deferred Financing Costs

The costs associated with obtaining debt financing are capitalized and amortized over the term of the related debt. Such costs are presented as a reduction of the long-term debt.

(k)	Goodwill and Intangible Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amounts of goodwill and other intangible assets may not be recoverable. Goodwill represents the excess of the consideration transferred over the fair value of identifiable net assets acquired through business combinations. The Company evaluates its goodwill for impairment annually as of October 1, or more frequently, if an event occurs or circumstances change that indicate the fair value of a reporting unit might be below its carrying amount. Our reporting units are consistent with our segments: the Americas and Europe.

ASC 350, Intangibles - Goodwill and Other, allows the Company to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test.

As of October 1, 2020, the Company utilized the quantitative approach to test goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. The fair value of the reporting units was estimated using a combination of discounted cash flow method, which is derived from the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and guideline public companies method, which is derived from revenue and earnings multiples of comparable companies. As of the date of the 2020 impairment test, the fair values of the Americas and Europe reporting units substantially exceeded their carrying values. There were no events or changes in the circumstances since the date of the Company’s annual impairment test that would have required a reassessment of the results as of December 31, 2020.

As of October 1, 2019, the Company performed a qualitative assessment to evaluate the goodwill for indicators of impairment. A qualitative assessment includes consideration of macroeconomic conditions, industry and market considerations, changes in certain costs, overall financial performance of each reporting unit, and other relevant entity-specific events. In performing its qualitative assessment, the Company considered the results of its quantitative impairment test performed in 2017 and the financial performance of the reporting units during 2019 and 2018. Based upon such assessment, the Company determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts as of the date of the impairment test. There were no events or changes in the circumstances since the date of the Company’s annual impairment test that would have required a reassessment of the results as of December 31, 2019.

Finite-lived assets include merchant contract portfolios and customer relationships, marketing alliance agreements, trademarks, internally developed and acquired software, and non-competition agreements, and are stated net of accumulated amortization and impairment charges and foreign currency translation adjustments.

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

Marketing alliance agreements are amortized on a straight-line basis over the term of the agreements, which range from 5 to 21 years.

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

Non-competition agreements are amortized on a straight-line basis over the term of the agreement, which ranges from 3 to 4 years.

When factors indicate that a long-lived asset should be assessed for impairment, the Company evaluates whether the carrying value of the asset will be recovered through the future undiscounted cash flows from the ongoing use of the asset, and if applicable, its eventual disposition. When the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. Refer to Note 9, “Goodwill and Intangible Assets,” for further information.

(l)	Derivatives

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

Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

Refer to Note 14, “Derivatives,” and Note 18, “Fair Value,” for further information on the interest rate swap.

(m)	Revenue Recognition

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

The Company primarily earns revenue from payment processing services. The payment processing services involve capturing, routing, and clearing transactions through the applicable payment network. The Company obtains authorization for each transaction and requests funds settlement from the card issuing financial institution through the payment network. In addition, the Company also earns revenue from the sale and rental of electronic POS equipment.

The Company’s revenue consists primarily of transaction-based fees that are made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The payment processing is highly automated, and is based on contractual terms with merchants. Because of the nature of payment processing services, the Company relies on automated systems to process and record the revenue transactions. Netting against the revenue is commissions for referral partners and third party processing and assessment costs such as interchange fees and card network fees.

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

The Company’s contractual agreements outline the pricing related to payment processing services and pricing related to the sale or rental of POS equipment. Given the nature of the promise to stand ready to provide payment processing services and the fees which are based on unknown quantities of services to be performed over the contract term, the consideration related to the payment processing services is determined to be variable consideration. The variable consideration is usage-based and the variability is satisfied each day the services are provided to the customer. The Company allocates variable fees to the distinct day of service to which it relates, considering the services performed each day in order to allocate the appropriate amount of total fees to that day. Therefore, the Company recognizes revenue for payment processing services over time on a daily basis based on the services performed on that day. Revenue from the sale of POS equipment is recognized at a point in time when the POS equipment is shipped and title passes to the customer. Revenue recognized at a point in time is not material. Revenue from the rental of electronic POS equipment is recognized over time.

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

The Company frequently enters into agreements with third parties under which the third party engages the Company to provide payment processing services to all of their customers. Under these agreements the third party acts as supplier of products or services by achieving most of the shared risks and rewards of customer contracts and the Company passes the third party’s share of merchant receipts to them as commissions. The Company incurs interchange and card network fees from the card issuers and payment networks respectively, and does not have the ability to direct the use of or receive the benefits from the services provided by the card issuers or the payment networks. The Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank. Interchange and card network rates are pre-established by the card networks, and the Company has no latitude in determining these fees. Therefore, the Company is acting as an agent with respect to these services. Revenue generated from payment processing is presented net of interchange, card network fees, and commissions.

Commissions payable to referral and reseller partners are recognized as incurred. The Company does not capitalize costs to obtain contracts with customers or costs incurred to fulfill contracts with customers as such amounts are not material.

(n)	Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation: Stock Compensation (“ASC 718”). ASC 718 requires a share-based compensation to be measured based on the fair value of the awards issued. The Company granted equity awards prior to the IPO (“pre-IPO awards”).  These pre-IPO awards contained a performance condition contingent on a liquidity event, as well as other metrics. These pre-IPO awards were modified on the IPO date by the compensation committee of the board of directors, and the fair value of the modified awards was determined based on the IPO price per share of the Class A common stock. The majority of these awards were fully vested, and the Company recorded share-based compensation expense to fully recognize the value of these awards on the IPO date. With respect to equity awards issued as compensation in connection with the Reorganization Transactions and the IPO pursuant to the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), the fair value of the stock option awards is determined through the application of the Black-Scholes model. The fair values of restricted stock units (“RSUs”) and restricted Class A common stock (“RSAs”) were determined based on the IPO per share price or the market price at the time of grant. The share-based compensation is recognized as expense based on the vesting conditions of the awards. The Company has elected to recognize forfeitures at the time they occur. Refer to Note 22, “Stock Compensation Plans and Share-Based Compensation Awards,” for further information on the share-based compensation awards.

(o)	Income Taxes

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

EVO, LLC’s domestic or foreign subsidiary’s income tax filings are periodically audited by the local tax authorities. EVO, LLC’s open tax years by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2017-2020
Mexico	2015-2020
Poland	2015-2020

Deferred Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted jurisdictional tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates is recognized in the consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date.

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

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended December 31, 2020. The Company also evaluated its historical core earnings by jurisdiction, after adjusting for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, the Company established valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions.  In the United States jurisdiction, however, the Company concluded that its deferred tax assets will be realizable and recorded no valuation allowance based upon (i) the historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

As of December 31, 2020 and 2019, a valuation allowance of $5.1 million and $8.2 million, respectively, has been established to reduce the carrying amount of the deferred tax asset to an amount that is more than likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as the Company’s projections for growth.

Uncertain Tax Positions

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), on the basis of a two-step process: (1) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company is subject to tax audits in various jurisdictions and regularly assesses the likely outcome of such audits in order to determine the need for liabilities for uncertain tax benefits. The Company continually evaluates the appropriateness of liabilities for uncertain tax positions, considering factors such as statutes of limitations, audits, proposed settlements, and changes in tax law. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets.

As of December 31, 2020 and 2019, based on the Company’s evaluation of the tax positions, including its filed tax returns, there were no uncertain tax positions that required recognition or disclosure in the consolidated financial statements.

(p)	Nonredeemable Non-controlling Interests and Redeemable Non-controlling Interests

Non-controlling interests relate to the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. Where redemption of such non-controlling interests is solely within the control of the Company, such interests are reflected in the consolidated balance sheets as “Nonredeemable non-controlling interests”.

RNCI refers to non-controlling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control and is reported in the mezzanine section between total liabilities and shareholders’ deficit, as temporary equity in the Company’s consolidated balance sheets. The Company adjusts RNCI balance to reflect its estimate of the maximum redemption amount each reporting period. Refer to Note 17, “Redeemable Non-controlling Interests,” for further information.

(q)	Foreign-Currency Translation

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

(r)	Fair-Value Measurements

The Company follows ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value is based on the principal or most advantageous market in which the Company could participate and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.

The Company uses the hierarchy prescribed in ASC 820 for fair value measurements, based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.

The three levels of the hierarchy are as follows:

Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date;

Level 2 Inputs — Other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

· quoted prices for similar assets or liabilities in active markets;

· quoted prices for identical or similar assets or liabilities in markets that are not active;

· inputs other than quoted prices that are observable for the asset or liability; or

· inputs that are derived principally from or corroborated by observable market data by correlation or other means;

Level 3 Inputs — Unobservable inputs for the asset or liability used to measure fair value allowing for inputs reflecting the Company’s assumptions about what other market participants would use in pricing the asset or liability, including assumptions about risk.

(s)	Investment in equity securities

The Company’s accounting treatment for investments in equity securities differs for those with and without readily determinable fair values. Investments in equity securities with readily determinable fair values are recorded at fair value on the consolidated balance sheets with changes in fair value at each reporting period recognized on the consolidated statements of operations and comprehensive income (loss). Investments in equity securities without readily determinable fair value are recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer.

(t)	Segment Reporting

The Company has two operating segments: the Americas and Europe. The Company’s reportable segments are the same as its operating segments. The alignment of the Company’s segments is designed to establish lines of business that support the geographical markets in which the Company operates and allows the Company to further globalize its solutions while working seamlessly with teams across these markets.

The America’s segment comprises the geographical markets of the United States, Canada, and Mexico. The Europe segment comprises the geographical markets of Western Europe (Spain, United Kingdom, Ireland, and Germany) and Eastern Europe (Poland and Czech Republic). The Company also provides general corporate services to its segments through corporate functions, the cost of which is not allocated to segments. Such costs are reported as “Corporate.” Refer to Note 20, “Segment Information,” for further information on segment reporting.

(u)	Leases

The Company adopted ASU 2016-02, Leases, on January 1, 2019, using the optional modified retrospective method under which the prior period financial statements were not restated for the new guidance.

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

Operating lease cost is recognized on a straight-line basis over the lease term. Total lease costs include variable lease costs, which are primarily comprised of costs of maintenance and utilities. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and obligations. Refer to Note 7, “Leases,” for further information.

(v)	Preferred Stock

On April 21, 2020, we issued 152,250 shares of Preferred Stock for approximately $149.3 million in total net proceeds. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind dividends, and have the right, at their option, to convert the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Class A Common Stock at any time and from time to time after the receipt of the requisite stockholder approval or the consent of the holders of a majority of the Preferred Stock waiving the Company’s requirement to seek such stockholder approval. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), the holders of Preferred Stock may require us to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration. Because the occurrence of a change of control may be outside of our control, we have classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. Refer to Note 16, “Redeemable Preferred Stock,” for further discussion.

(w)	Recent Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, with amendments in 2019 and 2020. This update requires companies to immediately recognize the estimate for credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The Company’s financial assets impacted by this ASU include primarily accounts receivable, settlement processing assets, and certain other receivables. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This update modifies ASC 740 to simplify the accounting for income taxes as part of the FASB’s simplification initiative. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020 with early adoption permitted. The Company does not expect that ASU 2019-12 will have a material impact on the Company’s consolidated financial statements.

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

The Company also earns revenue from the sale and rental of electronic POS equipment. The revenue recognized from the sale and rental of POS equipment totaled $39.3 million, $43.0 million, and $44.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The table below presents a disaggregation of the Company’s revenue by segment and by division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also has referral arrangements with ISOs that refer merchants to the Company. The Company utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports business-to-business customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships where the merchant portfolio is not actively managed by the Company. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

	Year Ended December 31, 2020
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$130,012	$128,458	$258,470
Tech-enabled	118,680	35,410	154,090
Traditional	26,541	—	26,541
Totals	$275,233	$163,868	$439,101

	Year Ended December 31, 2019
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$156,112	$142,313	$298,425
Tech-enabled	115,476	39,625	155,101
Traditional	32,252	—	32,252
Totals	$303,840	$181,938	$485,778

	Year Ended December 31, 2018
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$165,452	$189,782	$355,234
Tech-enabled	115,691	54,491	170,182
Traditional	39,338	—	39,338
Totals	$320,481	$244,273	$564,754

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

While receivables from card networks and settlement liabilities due to merchants represent intermediary balances in the transaction settlement process, timing differences, interchange expense, merchant reserves and exception items cause differences between the amount the Company receives through the Member Bank from the card networks and the amount funded to merchants.

A summary of settlement processing assets and obligations is as follows:

	December 31,	December 31,
	2020	2019

	(In thousands)
Settlement processing assets:
Receivable from card networks	$198,053	$232,458
Receivable from merchants	87,652	96,179
Totals	$285,705	$328,637

Settlement processing obligations:
Settlement liabilities due to merchants	$(336,440)	$(363,545)
Merchant reserves	(109,904)	(85,757)
Totals	$(446,344)	$(449,302)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Year Ended December 31,	Year Ended December 31,	May 23 - December 31,
	2020	2019	2018

Numerator:
Net loss attributable to EVO Payments, Inc.	$(1,676)	$(10,105)	$(14,712)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	6,528	—	—
Less: Allocation of undistributed earnings to preferred shares	—	—	—
Undistributed loss attributable to shares of Class A common stock	$(8,204)	$(10,105)	$(14,712)

Denominator:
Weighted-average Class A common stock outstanding	41,980,163	32,720,370	21,081,447
Effect of dilutive securities	—	—	—
Total dilutive securities	41,980,163	32,720,370	21,081,447

Earnings per share:
Basic	$(0.20)	$(0.31)	$(0.70)
Diluted	$(0.20)	$(0.31)	$(0.70)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	106,076	—	—
Stock options	5,040,423	3,082,909	2,086,153
RSUs	1,166,526	807,688	505,975
RSAs	4,256	19,903	42,087
Class C common stock	2,132,497	2,380,844	2,461,055
Class D common stock	4,245,743	11,449,784	16,785,552

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through December 31, 2020, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $204.6 million ($188.4 million net of amortization) and $173.9 million, respectively at December 31, 2020, and approximately $176.8 million ($170.3 million net of amortization) and $150.3 million, respectively at December 31, 2019. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of December 31, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges or sales of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other income (expense) in the consolidated statements of operations and comprehensive income (loss).

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

The purchase price allocation, which was finalized in 2020, is provided within the table below:

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

In July 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of SF Systems, S.A.P.I. (“SF Systems”) for total consideration of $5.0 million, which included an upfront payment of $4.0 million and a holdback liability of $1.0 million payable 18 months after the closing date. The holdback was paid in full in January 2021. Net assets acquired in the SF Systems acquisition included purchased software of $2.6 million with a useful life of 5 years and goodwill of $2.4 million. Goodwill generated from the SF Systems acquisition is deductible for United States income tax purposes. SF Systems is presented in the Company’s Americas segment.

(c)	Way2Pay Ltd

In March 2019, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Way2Pay Ltd (“Way2Pay”) for total consideration of €3.0 million ($3.4 million, based on the foreign exchange rate at the time of the acquisition), which included an upfront payment of €2.7 million and a holdback liability of €0.3 million payable 18 months after the date of the agreement. The holdback was paid in full during the year ended December 31, 2020. Net assets acquired in the Way2Pay acquisition included purchased software of $4.0 million with a useful life of 5 years and liabilities of $0.6 million. Way2Pay is presented in the Company’s Europe segment.

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company has no finance leases as of December 31, 2020 and 2019. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.79 years and 7.79 years as of December 31, 2020 and 2019, respectively. The Company had no significant short-term leases as of December 31, 2020 and 2019.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 6.45% and 6.67% as of December 31, 2020 and 2019, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the years ended December 31, 2020 and 2019 were $11.3 million and $12.1 million, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). Total lease costs include variable lease costs of approximately $2.1 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively, which are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2020 and 2019 was $9.7 million and $9.4 million, respectively, which is included as a component of cash provided by operating activities in the consolidated statement of cash flows.

As of December 31, 2020, maturities of lease liabilities are as follows:

(In thousands)
Years ending December 31:
2021	$8,511
2022	8,651
2023	6,395
2024	5,548
2025	4,801
2026 and thereafter	13,210
Total future minimum lease payments (undiscounted)	47,116
Less: present value discount	(9,534)
Present value of lease liability	$37,582

(8)	Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	December 31,	December 31,
	Years	2020	2019

		(In thousands)
Card processing equipment	3-5	$143,514	$137,190
Office equipment	3-5	44,049	42,561
Computer software	3	54,192	42,621
Leasehold improvements	various	19,090	17,870
Furniture and fixtures	5-7	4,547	6,019
Totals		265,392	246,261
Less accumulated depreciation		(185,010)	(155,323)
Foreign currency translation adjustment		3,224	3,526
Totals		$83,606	$94,464

Depreciation expense related to equipment and improvements was $40.6 million, $42.6 million, and $38.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

In the year ended December 31, 2020, equipment and improvements, gross, and accumulated depreciation were each reduced by $12.7 million and $10.9 million, respectively, and in the year ended December 31, 2019 by $27.8 million and $24.8 million, respectively, primarily related to asset retirements.  The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	December 31, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(181,062)	$(5,685)	$(28,205)	$78,629
Marketing alliance agreements	186,081	(69,446)	(7,557)	(18,104)	90,974
Internally developed and acquired software	90,881	(38,828)	(10,191)	(871)	40,991
Trademarks, finite-lived	21,629	(11,060)	(901)	(3,224)	6,444
Non-compete agreements	6,462	(6,425)	-	2	39
Total	$598,634	$(306,821)	$(24,334)	$(50,402)	$217,077

	December 31, 2019
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$296,033	$(163,358)	$(7,089)	$(26,347)	$99,239
Marketing alliance agreements	191,879	(59,545)	(11,920)	(17,468)	102,946
Internally developed and acquired software	84,060	(26,042)	(10,190)	(2,110)	45,718
Trademarks, finite-lived	29,493	(13,129)	(2,631)	(4,600)	9,133
Non-compete agreements	6,462	(5,938)	-	-	524
Trademarks, indefinite-lived	18,499	-	(18,499)	-	-
Total	$626,426	$(268,012)	$(50,329)	$(50,525)	$257,560

As of December 31, 2020, the gross carrying value of merchant contract portfolios and customer relationships, marketing alliance agreements, and definite and indefinite-lived trademarks were reduced by $2.4 million, $5.8 million, $7.9 million, and $18.5 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for the write off of fully impaired intangible assets.

Amortization expense related to intangible assets was $45.3 million, $49.4 million, and $48.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to December 31, 2020:

(In thousands)
Years ending:
2021	$43,635
2022	36,493
2023	31,420
2024	18,578
2025	15,554
2026 and thereafter	71,397
Total	$217,077

For the year ended December 31, 2020, the Company recognized an impairment charge of $0.8 million related to the retirement of certain trademarks driven by internal reorganization. For the year ended December 31, 2019, the Company recognized an impairment charge of $13.1 million, primarily related to the to the termination of the marketing alliance agreement with Raiffeisen Bank Polska and retirement of certain trademarks driven by internal reorganization in the United States and the Santander branch consolidation in Spain. For the year ended December 31, 2018, the Company recognized an impairment charge of $14.6 million as a result of the retirement of the indefinite-lived trademarks, primarily related to the accelerated integration of the Sterling tradename into the EVO, Inc. portfolio.

The following represents intangible assets, net by segment:

	December 31,	December 31,
	2020	2019

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$59,149	$74,791
Marketing alliance agreements	63,946	72,272
Internally developed and acquired software	24,615	28,697
Trademarks, definite-lived	1,582	2,994
Non-compete agreements	22	489
Total	149,314	179,243

Europe
Merchant contract portfolios and customer relationships	19,480	24,448
Marketing alliance agreements	27,028	30,674
Internally developed and acquired software	16,376	17,021
Trademarks, definite-lived	4,862	6,139
Non-compete agreements	17	35
Total	67,763	78,317

Total intangible assets, net	$217,077	$257,560

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, in total and by reportable segment, are as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2018	$240,837	$136,465	$377,302
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2018	240,837	112,174	353,011
Business combinations	25,030	40	25,070
Foreign currency translation adjustment	2,182	(1,425)	757
Goodwill, net as of December 31, 2019	$268,049	$110,789	$378,838

Goodwill, gross, as of December 31, 2019	$268,049	$135,080	$403,129
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2019	268,049	110,789	378,838
Business combinations	61	—	61
Foreign currency translation adjustment	(1,262)	5,471	4,209
Goodwill, net, as of December 31, 2020	$266,848	$116,260	$383,108

In 2020, the Company recorded a measurement period adjustment related to the Delego acquisition which increased the goodwill by less than $0.1 million. Refer to Note 6, “Acquisitions,” for further discussion.

(10)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Compensation and related benefits	$21,398	$18,460
Third-party processing and payment network fees	40,224	36,409
Trade payables	8,306	11,571
Taxes payable	14,504	18,556
Commissions payable to third parties and agents	15,759	15,030
Unearned revenue	4,627	4,309
Other	17,791	19,328
Total accounts payable and accrued expenses	$122,609	$123,663

(11) Related Party Transactions

Related party balances consist of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Due from related parties, current	$625	$1,125
Due to related parties, current	(5,124)	(7,325)
Due to related parties, long-term	(185)	(385)

Due from related parties, current, consists primarily of receivables due from non-controlling interest holder of a consolidated subsidiary.

Due to related parties, current, consists of $3.8 million and $5.5 million as of December 31, 2020 and 2019, respectively, primarily due to non-controlling interest holder of a consolidated subsidiary, and $1.3 million and $1.8 million as of December 31, 2020 and 2019, respectively, representing commissions payable to unconsolidated investees of the Company.

Due to related parties, long-term, consists of ISO commission reserves.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of December 31, 2020 and 2019, the liability related to this lease amounted to $3.1 million and $4.1 million, respectively, and is included in the operating lease liabilities on the consolidated balance sheets. The Company subleases a portion of this office space to an unconsolidated investee. Sublease income was $0.1 million for each of the years ended December 31, 2020, 2019, and 2018.

The Company leases vehicles from the non-controlling interest holder of a consolidated subsidiary. As of December 31, 2020 and 2019, these lease liabilities amounted to $0.3 million, respectively, and are included in the operating lease liabilities on the consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $15.3 million, $20.0 million, and $32.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. Blueapple is controlled by entities affiliated with the Company’s founder and chairman, Rafik R. Sidhom. The expense related to these services was $0.2 million for each of the years ended December 31, 2020, 2019, and 2018.  During 2018, the Company paid Blueapple $2.4 million in satisfaction of the obligation to pay any further commissions associated with processing revenue to Blueapple and all such future revenue will be retained by the Company.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the years ended December 31, 2020, 2019, and 2018, the Company paid commissions of $0.6 million, $0.5 million, and $0.6 million, respectively, related to this activity.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For the years ended December 31, 2020, 2019, and 2018, the Company paid $0.7 million, $0.3 million, and $0.3 million, respectively, in commissions and other expenses to NFP.

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

Prior to the Company’s acquisition of the remaining 67% membership interests of Federated US and 100% of the outstanding shares of Federated Canada in September 2018, the Company’s founder and chairman owned one-third of the shares of Federated Canada, and an entity wholly owned by relatives of the Company’s founder and chairman owned one-third of the membership interests of Federated US. As a result of the ownership interests, the Company’s founder and chairman and relatives received $15.5 million of the September 2018 Federated acquisition purchase price. In addition, prior to the acquisition, the Company provided card-based processing services and risk assessment services to Federated US in the ordinary course of business for a nominal fee. For the year ended December 31, 2018, the Company received $0.4 in revenues in connection with providing services to Federated US. In addition, prior to the acquisition, Federated Canada provided certain marketing services to the Company’s business in Canada. For the year ended December 31, 2018, the Company paid $5.8 million in fees to Federated Canada for these services.

(12)	Income Taxes

Domestic and foreign income (loss) before income taxes is as follows for the years ended December 31:

	2020	2019	2018

	(In thousands)
Domestic	$(37,043)	$(66,850)	$(122,699)
Foreign	45,999	48,032	34,293
Income (loss) before income taxes	$8,956	$(18,818)	$(88,406)

Income tax expense (benefit) is comprised of the following for the years ended December 31:

	2020	2019	2018

	(In thousands)
Current:
Foreign	$10,594	$14,515	$12,735
Federal	61	338	146
State	(15)	61	(43)
Total current income tax expense	10,640	14,914	12,838

Deferred:
Foreign	2,637	(9,262)	4,217
Federal	(96)	(973)	(5,821)
State	(59)	(131)	(790)
Total deferred income tax expense (benefit)	2,482	(10,366)	(2,394)
Totals	$13,122	$4,548	$10,444

The Company’s effective tax rate, as applied to loss before income taxes, differ from federal statutory rates as follows for the years ended December 31:

	2020	2019	2018(1)
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	26.3	(10.9)	1.0
Foreign tax rate differential	(0.4)	(0.9)	—
Decrease in U.S. valuation allowance	(28.6)	(13.6)	—
Non-controlling interest	1.2	(11.5)	(14.1)
Other miscellaneous permanent differences	(21.0)	9.9	(0.3)
Remeasurement of deferred tax assets	(4.4)	11.4	—
Undistributed earnings of foreign subsidiaries	4.2	43.6	(2.6)
U.S. federal tax related to foreign effectively connected income	2.7	(1.2)	(0.2)
Mexico income tax provision	85.8	(47.7)	(6.3)
Poland income tax provision	75.7	(21.8)	(5.9)
Spain income tax provision	(29.1)	(0.1)	(3.9)
Other foreign tax provisions	13.1	(2.4)	(0.5)
Effective tax rate	146.5%	(24.2)%	(11.8)%

(1) Certain balances from the comparative prior period have been reclassified to conform to the current year presentation.

The primary components of deferred tax items were as follows as of December 31:

	2020	2019

	(In thousands)
Deferred tax assets:
U.S. net operating losses(1)	$21,365	$8,897
U.S. interest limitation(1)	—	2,558
Partnership basis adjustment(1)	188,419	170,274
Other partnership basis items(1)	18,498	18,651
Foreign net operating losses	8,142	4,417
Foreign intangibles	3,090	663
Foreign accrued expenses and other temporary differences	5,710	7,302
	245,224	212,762
Valuation allowance	(5,090)	(8,152)
Deferred tax asset	240,134	204,610

Deferred tax liabilities:
Acquisition related intangibles	(14,946)	(6,463)
Foreign equipment and improvements	(2,465)	(5,132)
Foreign accrued expenses and other temporary differences	(1,931)	—
Deferred tax liability	(19,342)	(11,595)
Net	$220,792	$193,015

(1)U.S. jurisdiction deferred tax assets

The following table includes the valuation allowance associated with the deferred tax assets recognized as expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018.

Valuation
Allowance
(In thousands)

Beginning balance, January 1, 2018	$15,934
Additions, net	5,445
December 31, 2018	$21,379

Addition for U.S. interest limitation	2,558
Additions to other deferred tax assets in foreign jurisdictions	1,477
Reduction resulting from reassessments of available foreign net operating loss carryover	(17,262)
December 31, 2019	$8,152

Additions to deferred tax assets in foreign jurisdictions	1,097
Reduction of U.S. interest limitation	(2,558)
Reductions to deferred tax assets in foreign jurisdictions	(1,601)
December 31, 2020	$5,090

The following table includes the total net operating losses carryforwards by country and years which they are available to offset future taxable income as of December 31, 2020:

	Net Operating	Available
	Losses	Years
	(In thousands)
United States	$93,545	Indefinite
Spain	13,277	Indefinite
Gibraltar	13,078	Indefinite
Ireland	9,776	Indefinite
Czech Republic	4,648	2021-2025
Mexico	1,939	2021-2030
Germany	1,681	Indefinite
UK	953	Indefinite

(13)	Long-Term Debt and Lines of Credit

Credit Facility

On December 22, 2016, EVO Payments International, LLC (“EPI”), a subsidiary of EVO, Inc., entered into a credit agreement (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consisted of a first lien senior secured credit facility (the “First Lien Senior Secured Facility”) totaling $670.0 million (comprised of a $100.0 million revolver (the “First Lien Revolver”) and a $570.0 million term loan (the “First Lien Term Loan”)) and a second lien senior secured credit facility comprised of a $175.0 million term loan.

On October 24, 2017, the Company entered into an incremental amendment agreement to upsize the existing First Lien Revolver from $100.0 million to $135.0 million. On April 3, 2018, the Company entered into a second incremental amendment agreement to the First Lien Senior Secured Facility, which increased the existing term loan by $95.0 million to $665.0 million.  As a result of this second incremental amendment agreement, $0.9 million in existing deferred financing was recognized as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is included within other expense in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018. On May 25, 2018, the Company paid in full the second lien senior secured credit facility in the amount of $178.2 million, including $1.5 million of accrued interest and $1.8 million of prepayment penalty.

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

On June 14, 2018, the Company entered into a restatement agreement (the “Restatement Agreement”) whereby the syndicate lenders agreed to replace their existing term loans with replacement term loans. In addition, the Restatement Agreement increased the First Lien Revolver by $65.0 million to $200.0 million and extended the maturity date of the First Lien Revolver to June 14, 2023. As a result of the Restatement Agreement, $1.2 million in existing deferred financing costs were recognized as debt extinguishment loss related to the significant modification of a certain lender’s commitment within the syndicate and is included within other expense in the consolidated statements of operations and comprehensive income (loss) as of December 31, 2018. EVO, LLC utilized the net proceeds from the September 2018 Secondary Offering to pay down the First Lien Revolver and to pay the installment payment on the First Lien Term Loan which was paid on September 27, 2018.

On April 21, 2020, the Company repaid all outstanding amounts under the First Lien Revolver using a portion of the proceeds from the issuance of Preferred Stock. On September 30, 2020, the Company repaid $50.0 million of the outstanding balance on the First Lien Term Loan, in addition to the regular quarterly payment.

The Senior Secured Credit Facilities provide the Company with the capacity to support both domestic and international growth, as well as fund general operating needs. The loans under the Senior Secured Credit Facilities bear interest, at the Company’s election, at the prime rate or LIBOR, plus leverage based margin. Under the Restatement Agreement, the lenders agreed to reduce the applicable leverage based margins. As of December 31, 2020, the loans under the Senior Secured Credit Facilities had an interest rate of 5.00% for First Lien Prime Rate Revolver, 2.90% for First Lien LIBOR Revolver, and 3.40% for First Lien Term Loan. The Senior Secured Credit Facilities requires quarterly principal payments of the First Lien Term Loan of $1.6 million commencing on June 30, 2018 through September 30, 2023. The First Lien Revolver and First Lien Term Loan mature on June 14, 2023 and December 22, 2023, respectively.

All amounts outstanding under the Senior Secured Credit Facilities are secured by a pledge of certain assets of EPI, as well as secured guarantees provided by certain of EPI’s controlled subsidiaries. The Senior Secured Credit Facilities also contain a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI’s and its controlled subsidiaries ability to: incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends or other distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; make certain accounting changes; and make prepayments on junior indebtedness. The First Lien Senior Secured Facility also contains a springing financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis.

As a result of these restrictions, substantially all of the net assets of EPI at December 31, 2020 were restricted from distribution to EVO, LLC or any of its members. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business.

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of December 31, 2020 and 2019, the Company was in compliance with all its financial covenants.

Long-term debt, including accrued interest, consists of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
First lien term loan	$591,169	$650,891
First lien revolver	—	60,987
Less debt issuance costs	(7,379)	(9,965)
Total long-term debt	583,790	701,913
Less current portion of long-term debt, including accrued interest(1) of $4.1 million as of December 31, 2019	(4,628)	(8,744)
Total long-term debt, net of current portion	$579,162	$693,169

(1)	Accrued interest of approximately $0.2 million as of December 31, 2020 is presented within accrued expenses on the consolidated balance sheet.

Principal payment requirements on the above obligations in each of the years remaining subsequent to December 31, 2020 are as follows:

Years ending December 31:	(In thousands)
2021	$6,593
2022	6,593
2023	577,983
2024	—
2025 and thereafter	—
Total	$591,169

Settlement Lines of Credit

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, are have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of December 31, 2020, the amounts outstanding under these facilities totaled $13.9 million with additional capacity of $137.1 million.  As of December 31, 2019, the amounts outstanding under these facilities totaled $33.3 million with additional capacity of $133.9 million. The carrying amounts of these facilities are presented net of unamortized debt issuance costs, as applicable, on the consolidated balance sheets. The weighted-average interest rates on these borrowings were 2.6% and 4.3% as of December 31, 2020 and 2019, respectively.

(14) Derivatives

In May 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan. The interest rate swap has a fixed rate of 0.2025% and a maturity date of December 31, 2022.

The interest rate swap is designated as an effective cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the year ended December 31, 2020.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the consolidated balance sheet as of December 31, 2020:

	December 31, 2020
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(341)
Interest Rate Swap - long-term portion	Other long-term liabilities	$(192)

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

The table below presents the effect of hedge accounting on accumulated other comprehensive income (loss) for the year ended December 31, 2020:

Year Ended
December 31, 2020
(In thousands)
Beginning accumulated derivative loss in accumulated other comprehensive income (loss)	$—
Derivative loss recognized in the current period in accumulated other comprehensive income (loss)	(653)
Less: Derivative loss reclassified from accumulated other comprehensive income (loss) to interest expense	(120)
Ending accumulated derivative loss in accumulated other comprehensive income (loss)	$(533)

The table below presents the effect of hedge accounting on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020:

Year Ended
December 31, 2020
(In thousands)
Total interest expense including the effects of cash flow hedges	$(30,160)
Derivative loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(120)

The Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense over the next 12 months.

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash investing and financing activities are as follows for the years ended December 31:

	2020	2019	2018

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$30,962	$38,531	$48,305
Income taxes paid	13,429	10,860	7,025

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$3,347	$18,015	$—
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(6,801)	(623)	—
Software assets acquired by assuming directly related liabilities	11,603	—	—
Acquisition holdback payable	—	1,337	7,485
Contingent consideration settled with the issuance of Class A common stock	—	—	771
Accrual of redeemable preferred stock paid-in-kind-dividends	6,528	—	—
Exchanges of Class C and Class D common stock for Class A common stock	16,658	37,533	—
Secondary offering	43,484	470,831	—

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

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net income (loss) available to Class A common stockholders on the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2020, the initial carrying value of the preferred stock has been increased by $6.5 million for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. If a change of control were to occur as of December 31, 2020, the Company might have been required to repurchase the Preferred Stock for $238.0 million. As of December 31, 2020, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

(17)     Redeemable Non-controlling Interests

The Company owns 66% of eService, the Company’s Polish subsidiary. The eService shareholders’ agreement includes a provision whereby PKO Bank Polski, the owner of 34% of eService, has the option to compel the Company to purchase the shares of eService held by PKO Bank Polski, at a price per share based on the fair value of the shares. The option expires on January 1, 2024. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value within the mezzanine equity section of the consolidated balance sheets. At each balance sheet date, the RNCI is reported at its redemption value, which represents the estimated fair value, with a corresponding adjustment to additional paid-in capital, or accumulated deficit in absence of additional paid-in capital.

In October 2020, the Company, through its Mexican subsidiary, formed a joint venture with Banco de Crédito e Inversiones (“BCI”), pursuant to which the Company owns 50.1% and BCI owns 49.9% of the equity of a newly formed Chilean subsidiary pursuant to the terms of a shareholders agreement between the parties. Under the shareholders agreement, BCI has the option to compel the Company to purchase BCI’s shares in the newly formed Chilean subsidiary at a price per share based on the fair value of the shares. The option becomes effective two years after the agreement date. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value within the mezzanine equity section of the consolidated balance sheets. At each balance sheet date, the RNCI is reported at its redemption value, which represents the estimated fair value, with a corresponding adjustment to additional paid-in capital, or accumulated deficit in absence of additional paid-in capital.

As of December 31, 2020, EVO, Inc. owns 56.1% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the years ended December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Blueapple	eService	Chile	Total	Blueapple	eService	Total

	(In thousands)
Beginning balance	$902,258	$150,190	$—	$1,052,448	$885,986	$124,107	$1,010,093
Contributions	—	—	505	505	—	—	—
Distributions	—	(4,537)	—	(4,537)	—	(9,475)	(9,475)
Net (loss) income attributable to RNCI	(8,068)	7,004	(85)	(1,149)	(14,567)	7,855	(6,712)
Unrealized gain (loss) on foreign currency translation adjustment	3,658	1,546	39	5,243	241	(470)	(229)
Unrealized loss on change in fair value of interest rate swap	(223)	—	—	(223)	—	—	—
Purchase of Blueapple Class B common stock in connection with secondary offerings	(51,350)	—	—	(51,350)	(48,447)	—	(48,447)
Increase (decrease) in maximum redemption amount in connection with purchase of Blueapple Class B common stock	1,650	—	—	1,650	(2,843)	—	(2,843)
Increase in the maximum redemption amount of RNCI	33,382	32,233	—	65,615	93,845	28,173	122,018
Allocation of eService fair value RNCI adjustment to Blueapple	(12,569)	—	—	(12,569)	(11,957)	—	(11,957)
Ending balance	$868,738	$186,436	$459	$1,055,633	$902,258	$150,190	$1,052,448

(18)	Fair Value

The table below presents information about items carried at fair value on a recurring basis:

	December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$39,578	$—	$—	$39,578
Contingent consideration	—	—	(1,000)	(1,000)
Blueapple RNCI	(868,738)	—	—	(868,738)
eService RNCI	—	—	(186,436)	(186,436)
Chile RNCI	—	—	(459)	(459)
Interest rate swap	—	(533)	—	(533)
Investment in equity securities	—	25,526	—	25,526
Total	$(829,160)	$24,993	$(187,895)	$(992,062)

	December 31, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$7,715	$—	$—	$7,715
Contingent consideration	—	—	(2,300)	(2,300)
Blueapple RNCI	(902,258)	—	—	(902,258)
eService RNCI	—	—	(150,190)	(150,190)
Total	$(894,543)	$—	$(152,490)	$(1,047,033)

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

The estimated fair value of Blueapple’s RNCI is derived from the closing stock price of the Company’s Class A common stock on the last day of the period.

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 75%, based on the forecasts of expected future cash flows, and the market approach, weighted at 25%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 12.5%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 14.9%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of December 31, 2020 were 4.00x-4.50x and 7.50x-9.00x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI approximates its carrying amount as of December 31, 2020, given the proximity of the transaction date (i.e. formation of the joint venture) and the measurement date.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of December 31, 2020. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14 “Derivatives,” the fair value of the interest rate swap was a $0.5 million liability at December 31, 2020.

Investment in equity securities represents the investment in Visa Series A preferred stock. The Company was a member of Visa Europe Limited (“Visa Europe”) through certain of the Company’s subsidiaries in Europe. In 2016, Visa Inc. (“Visa”) acquired all of the membership interests in Visa Europe. The Company received approximately €64.0 million ($72.4 million based on the foreign exchange rate at the time of the acquisition) and deferred cash consideration of €4.1 million ($4.6 million based on the foreign exchange rate at the time of the acquisition) in proceeds from the sale of its membership interest in Visa Europe.  In addition, one of the Company’s subsidiaries received shares of Visa Series C preferred stock and another subsidiary received economic rights relating to shares of Visa Series C preferred stock under a contractual arrangement with a former member of Visa Europe in connection with the acquisition. Substantially all of the proceeds were recorded as a gain as the carrying value of the Company’s interest was nominal. The Company collected the deferred cash consideration during the year ended December 31, 2019.

The Visa Series C preferred stock is convertible into Visa Series A preferred stock at periodic intervals over the 12 year period following the acquisition date at Visa’s discretion. In September 2020, Visa issued a partial conversion and conversion adjustment with respect to its Series C preferred stock. Pursuant to the partial conversion and conversion adjustment, holders of Series C preferred stock received shares of Series A preferred stock and the conversion ratio for such holder’s shares of Series C preferred stock was reduced. The Series A preferred stock is convertible into shares of Visa Class A common stock upon a transfer to any holder that is eligible to hold Visa

Class A common stock. Holders of Series A preferred stock are able to effectuate a transfer to an eligible holder through a sales facility established by Visa’s transfer agent or through a third party broker. The Visa Series A preferred stock, which is presented in investments in equity securities on the consolidated balance sheets, is reported at fair value. In connection with the partial conversion and the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a gain of $17.6 million for the year ended December 31, 2020. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €6.5 million and €12.9 million ($7.4 million and $14.7 million based on the foreign exchange rate at the time of the acquisition) as of December 31, 2020 and 2019, respectively, and is presented in other assets on the consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $20.4 million and $37.8 million as of December 31, 2020 and 2019, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of December 31, 2020, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of long-term debt as of December 31, 2020 and December 31, 2019 was $592.6 million and $711.9 million, respectively. The estimated fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is based on quoted bid-ask spreads within the lender syndicate.

(19)	Commitments and Contingencies

Litigation

The Company is party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(20)	Segment Information

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

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Segment revenue:
Americas	$275,233	$303,840	$320,481
Europe	163,868	181,938	244,273
Revenue	$439,101	$485,778	$564,754

Segment profit:
Americas	$106,052	$96,587	$85,377
Europe	65,448	55,319	61,195
Total segment profit	171,500	151,906	146,572
Corporate	(34,157)	(34,482)	(41,431)
Depreciation and amortization	(85,924)	(92,059)	(87,184)
Net interest expense	(28,988)	(41,139)	(57,540)
Provision for income tax expense	(13,122)	(4,548)	(10,444)
Share-based compensation expense	(20,664)	(10,921)	(55,519)
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	(9,679)	(21,138)	(90,834)
Net loss attributable to EVO Payments, Inc.	$(1,676)	$(10,105)	$(14,712)

Capital expenditures:
Americas	$9,716	$19,973	$18,901
Europe	10,765	16,835	29,850
Consolidated total capital expenditures	$20,481	$36,808	$48,751

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	December 31,	December 31,
	2020	2019

	(In thousands)
Long-lived assets:
Poland	$40,945	$42,739
United States	30,334	41,241
Mexico	20,862	26,357
Other	26,589	29,791
Totals	$118,730	$140,128

Revenue is attributed to individual countries based on the location where the relationship is managed. For the year ended December 31, 2020, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 41.2%, 18.5%, and 18.0%, respectively. For the year ended December 31, 2019, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 40.2%, 20.1%, and 17.8%, respectively. For the year ended December 31, 2018, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 36.1%, 24.1%, and 20.1%, respectively. For the years ended December 31, 2020, 2019, and 2018, there is no one customer that represents more than 10% of total revenue.

(21)	Shareholders’ Equity

EVO, Inc. was incorporated under the laws of the State of Delaware on April 20, 2017. On May 25, 2018, we completed the IPO and shares of our Class A common stock began trading on the Nasdaq stock market on May 23, 2018 under the symbol “EVOP.” In connection with the IPO, we completed the Reorganization Transactions to implement an “Up-C” capital structure. As a result of the Reorganization Transactions and the IPO, EVO, Inc. is the sole managing member of EVO, LLC and a holding company whose principal assets are the LLC Interests and the preferred membership interests (“Preferred LLC Interests”) in EVO, LLC. As the sole managing member of EVO, LLC, the Company operates and controls all of the business and affairs of EVO, LLC and its subsidiaries. The Company has the sole voting interest in, and controls the management of, EVO, LLC. Therefore, EVO, Inc. has consolidated the financial results of EVO, LLC and its subsidiaries.

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

On November 30, 2020, EVO, Inc. completed a secondary offering (the “November 2020 Secondary Offering”) of an aggregate 4,500,000 shares of its Class A common stock, which consisted of 2,151,638 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and shares of Class D common stock (which shares were then cancelled) from affiliates of MDP, 348,362 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of shares of Class A common stock (which shares were then cancelled) from affiliates of MDP, and 2,000,000 shares of Class A common stock offered and sold by us, with the net proceeds used to purchase an equivalent number of LLC Interests and Class B common stock (which shares were then cancelled) from Blueapple.

The Company has one class of preferred stock outstanding, its Preferred Stock, which is convertible (subject to certain limitations) into shares of Class A common stock. The Preferred Stock was issued on April 21, 2020 in connection with an investment by MDP. Refer to Note 16, “Redeemable Preferred Stock,” for additional details regarding the transaction.

The voting and economic rights associated with our classes of common and preferred stock are summarized in the following table:

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

(22)	Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the Amended and Restated 2018 Omnibus Incentive Stock Plan (the “Amended and Restated 2018 Plan”). The original 2018 Plan was adopted in conjunction with the Company’s IPO and became effective on May 22, 2018. In February 2020, the Company adopted the Amended and Restated 2018 Plan, which was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders held in June 2020. The Amended and Restated 2018 Plan amended and restated the 2018 Plan in its entirety and increased the number of shares of the Company’s Class A common stock available for grant and issuance under the 2018 Plan from 7,792,162 shares to 15,142,162 shares. The Amended and Restated 2018 Plan provides for accelerated vesting under certain conditions.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Share-based compensation expense	$20,664	$10,921	$55,519
Income tax benefit	$(3,406)	$(987)	$(3,347)

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

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to RSAs. In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of $0.1 million, $0.3 million, and $9.2 million, respectively, for the years ended December 31, 2020, 2019, and 2018. Prior to the consummation of the IPO, no liquidity event was probable and, as such, no share-based compensation expense had been recognized for these awards.  On the modification date, there were 35 members of management and current and former employees who held UARs.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted-average grant date fair value

Balance at December 31, 2018	42	$16.00
Granted	—	—
Vested	(32)	16.00
Forfeited	(2)	16.00
Balance at December 31, 2019	8	$16.00
Granted	—	—
Vested	(4)	16.00
Forfeited	—	—
Balance at December 31, 2020	4	$16.00

As of December 31, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSAs was less than $0.1 million. The total fair value of shares vested during the years ended December 31, 2020 and 2019, was $0.1 million and $0.5 million, respectively.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $8.5 million, $4.8 million, and $1.4 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2018	506	$16.30
Granted	550	26.28
Vested	(140)	16.37
Forfeited	(40)	22.01
Balance at December 31, 2019	876	$22.30
Granted	624	23.22
Vested	(258)	21.84
Forfeited	(93)	22.13
Balance at December 31, 2020	1,149	$22.92

As of December 31, 2020 and 2019, total unrecognized share-based compensation expense related to outstanding RSUs was $19.6 million and $15.6 million, respectively.  RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.3 years as of December 31, 2020 and 2.9 years as of December 31, 2019. The total fair value of shares vested during the year ended December 31, 2020 and 2019 was $5.6 million and $2.3 million, respectively.

Stock options

The Company recognized share-based compensation expense for the stock options granted of $12.1 million, $5.8 million, and $2.1 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

A summary of stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total Intrinsic Value

Balance at December 31, 2018	2,086	$6.77	$16.22	9.41	$17,631
Granted	1,485	9.46	26.27	—	—
Forfeited	(140)	8.11	20.99	—	—
Exercised	(62)	6.78	16.25	—	785
Balance at December 31, 2019	3,369	$7.90	$20.46	8.77	$20,312
Granted	2,469	6.86	20.87	—	—
Exercised	(405)	5.63	15.18	—	4,864
Forfeited	(349)	7.61	20.77	—	—
Balance at December 31, 2020	5,084	$7.60	$21.06	8.36	$30,405

Exercisable at December 31, 2020	1,323	$7.15	$18.32	7.86	$11,522

As of December 31, 2020 and 2019, total unrecognized share-based compensation expense related to unvested stock options was $21.3 million and $19.1 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.2 years as of December 31, 2020 and 2.8 years as of December 31, 2019. Stock options granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual installments over a period of four years from grant date. Fifty percent of stock options granted as part of a special, one-time grant on March 29, 2020 vested in August 2020 with the remaining 50% to vest upon the first anniversary of the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2020	2019

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	0.85%	2.44%
Expected volatility	30.28%	29.04%
Dividend yield	0.00%	0.00%
Weighted-average fair value at grant date	$6.86	$9.46

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

(23)	Employee Benefit Plans

The Company maintains retirement plans for employees in various countries where the Company maintains an office. Each plan is subject to allowable contributions and limitations based on local country laws and regulations covering retirement plans. In each location and plan, the Company, at its discretion, may contribute to the plan and, depending on location, the Company may match a percentage of the employee contributions. The Company’s contributions are vested over time, at different rates depending on location. The Company recognized a contribution expense of $1.4 million, $1.8 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Balance Sheets

(In thousands)

	December 31,	December 31,
	2020	2019
Assets
Due from related parties	$119	$1,518
Other current assets	75	75
Total current assets	194	1,593
Deferred tax asset, net	227,914	197,822
Other	31	106
Total assets	$228,139	$199,521

Liabilities and Shareholders' Deficit
Accrued expenses	$417	$1,817
Total current liabilities	417	1,817
Tax receivable agreement obligations, inclusive of related party liability of $164.3 million and $141.1 million at December 31, 2020 and 2019, respectively.	173,890	150,274
Net deficit in investment in a subsidiary	573,839	636,623
Other long-term liabilities	31	106
Total liabilities	748,177	788,820

Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 and 0 shares at December 31, 2020 and December 31, 2019, respectively. Liquidation preference: $158,647 and $0 at December 31, 2020 and December 31, 2019, respectively	154,118	—
Shareholders' deficit:
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 46,401,607 and 41,233,954 shares at December 31, 2020 and 2019, respectively	5	4
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 32,163,538 and 34,163,538 shares at December 31, 2020 and 2019, respectively	3	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 1,720,425 and 2,321,955 shares at December 31, 2020 and 2019, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 2,390,870 and 4,354,978 shares at December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(675,209)	(587,358)
Accumulated other comprehensive income (loss)	1,045	(1,948)
Total deficit	(674,156)	(589,299)
Total liabilities, redeemable preferred stock, and shareholders' deficit	$228,139	$199,521

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net revenue	$—	$—	$—
Operating expenses:
Selling, general and administrative	6,473	6,903	8,107
Loss from operations	(6,473)	(6,903)	(8,107)
Other income (expense):
Loss from investment in unconsolidated investee	(9,610)	(12,180)	(45,060)
Dividend income	6,528	—	—
Other income	8,255	8,362	7,095
Total other income (expense)	5,173	(3,818)	(37,965)
Loss before income taxes	(1,300)	(10,721)	(46,072)
Income tax (expense) benefit	(376)	616	6,709
Net loss	(1,676)	(10,105)	(39,363)
Net loss attributable to EVO Payments, Inc.	$(1,676)	$(10,105)	$(14,712)

Comprehensive income (loss):
Net loss	$(1,676)	$(10,105)	$(39,363)
Change in fair value of interest rate swap, net of tax(1)	(197)	—	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax(2)	3,190	808	(8,658)
Other comprehensive income (loss)	2,993	808	(8,658)
Comprehensive income (loss)	1,317	(9,297)	(48,021)
Comprehensive income (loss) attributable to EVO Payments, Inc.	$1,317	$(9,297)	$(17,026)

(1)	Net of tax benefit of $0.1 million for the year ended December 31, 2020.
(2)	Net of tax (expense) benefit of $(2.5) million, $(0.2) million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net cash provided by operating activities	$—	$—	$—
Cash flows from investing activities:
Investment in unconsolidated investee	(152,390)	(18,175)	(225,672)
Net cash used in investing activities	(152,390)	(18,175)	(225,672)
Cash flows from financing activities:
IPO Proceeds, net of underwriter fees	—	—	231,500
Secondary offering proceeds	115,538	381,619	190,894
Purchase of LLC Interests, Class B and Class D common stock in connection with the secondary offerings	(115,538)	(362,635)	(165,927)
Proceeds from exercise of common stock options	6,145	1,010	—
Proceeds from issuance of redeemable preferred stock	149,250	—	—
Redeemable preferred stock issuance costs	(1,660)	—	—
Repurchases of shares to satisfy minimum tax withholding	(1,345)	(1,819)	(795)
Net cash provided by financing activities	152,390	18,175	255,672
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(1)	Basis of Presentation

EVO Payments, Inc. (“EVO, Inc.”) is a Delaware corporation whose value is driven by its ownership of approximately 56.1% of the membership interests of EVO, LLC as of December 31, 2020.  EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO, and to carry on the business of EVO, LLC. The accompanying condensed parent company-only financial statements are required in accordance with Rule 5-04 of Regulation S-X. These condensed financial statements have been presented on a standalone basis for EVO Payments, Inc. The condensed financial statements of EVO, Inc. reflect the historical results of operations and the financial position of EVO, Inc., commencing on May 23, 2018. Prior to May 23, 2018, the condensed financial statements included herein represent the financial statements of EVO, LLC on a standalone basis.

EVO, Inc. is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. In the ordinary course of business, EVO, Inc. will incur certain expenses which are paid on behalf of EVO, Inc. by EVO, LLC and recognized as guaranteed payments in other income. Additionally, EVO, Inc. anticipates the settlement of certain future tax liabilities will require future distributions from EVO, LLC. EVO, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to EVO, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. For a discussion on the tax receivable agreements, see Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements. Net loss attributable to EVO Payments, Inc. and comprehensive income (loss) attributable to EVO Payments, Inc. represent the amount of loss and comprehensive income (loss) attributable to EVO, Inc. exclusive of losses incurred prior to the Reorganization Transactions, which is allocable to EVO, LLC and, therefore, the members of EVO, LLC.  This loss has been excluded from net loss attributable to EVO Payments, Inc. as EVO, Inc. was not a member of EVO, LLC prior to the Reorganization Transactions.

For the purposes of this condensed financial information, EVO, Inc.’s investment in its consolidated subsidiary is presented under the equity method of accounting. Under the equity method, investment in its subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received. As of December 31, 2020 and 2019, EVO, Inc.’s investment in EVO, LLC was in a net deficit due to the accumulation of net losses to date, therefore it is presented as a liability on the condensed balance sheet. EVO, Inc.’s financial statements should be read in conjunction with the Company's consolidated financial statements appearing in this Annual Report on Form 10-K.

(2)	Distributions

There were no distributions made to EVO, Inc. from EVO, LLC or its subsidiaries, for the years ended December 31, 2020, 2019, and 2018.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(3)	Long-term debt and credit facilities

As of December 31, 2020 and 2019, EVO, Inc. held no debt. Certain subsidiaries of the Company are subject to debt agreements. The subsidiaries’ long-term debt, including accrued interest, consists of the following:

	2020	2019
	(In thousands)
Subsidiary debt:
First lien term loan	$591,169	$650,891
First lien revolver	—	60,987
Deferred financing costs	(7,379)	(9,965)
Total subsidiary debt	$583,790	$701,913

Settlement lines of credit	$13,718	$33,103

For further discussion on the nature and terms of these agreements and details regarding restricted net assets, refer to Note 13, “Long-Term Debt and Lines of Credit,” to the Company’s consolidated financial statements.

(4)	Redeemable Preferred Stock

For further discussion on the issuance of preferred stock, refer to Note 16, “Redeemable Preferred Stock,” to the Company’s consolidated financial statements.

(5)	Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 19, “Commitments and Contingencies,” to the Company’s consolidated financial statements.

SCHEDULE II

EVO PAYMENTS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Balance at	Additions:		Balance at
	Beginning of	Charged to Costs		End of
Description	Period	and Expenses	Deductions(1)	Period

Allowance for doubtful accounts
Year ended December 31, 2020	$3,736	$935	$(231)	$4,440
Year ended December 31, 2019	380	3,926	(570)	3,736
Year ended December 31, 2018	—	2,169	(1,789)	380

Deferred income tax asset valuation allowance
Year ended December 31, 2020	$8,152	$1,097	$(4,159)	$5,090
Year ended December 31, 2019	21,379	4,035	(17,262)	8,152
Year ended December 31, 2018	15,934	5,643	(198)	21,379

(1) Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2020.

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of the COVID-19 pandemic, a significant portion of our global workforce continues to work from home all or part of the time. We have not experienced any material impact to our internal controls over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, at December 31, 2020, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8 - Financial Statements and Supplementary Data as of December 31, 2020.

ITEM 9B. OTHER INFORMATION

On February 23, 2021, the Compensation Committee of the Board of Directors approved an amendment to the Company’s employment agreement with Mr. Reidenbach, the Company’s Chief Information Officer. This amendment provides Mr. Reidenbach with accelerated vesting of all unvested equity in the event Mr. Reidenbach elects to terminate his employment after the date when his age plus length of service meet or exceed the number 70. A copy of the amendment to Mr. Reidenbach’s employment agreement is filed as Exhibit 10.40 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers is included in Part I, Item 1 of this Form 10-K. The other information with respect to this Item will be set forth in our proxy statement for the 2021 annual meeting of stockholders (the “2021 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 10, the 2021 Proxy Statement is incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 11, the 2021 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 12, the 2021 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 13, the 2021 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 14, the 2021 Proxy Statement is incorporated herein by this reference.

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

3.3

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

10.6

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

10.8

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

10.9

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

10.14

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

10.17

Amended and Restated Employment Agreement, dated April 1, 2018, by and between EVO Investco, LLC and James G. Kelly (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed with the Commission on April 25, 2018).#

10.18

Employment Agreement, as amended, dated January 1, 2015, by and between EVO Payments International UK Ltd and Darren Wilson (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed with the Commission on April 25, 2018).#

10.19

Employment Agreement, dated November 18, 2019, by and between EVO Payments, Inc. and Thomas E. Panther (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the Commission on February 27, 2020).#

10.20

Amended and Restated Employment Agreement, dated April 1, 2018, by and between EVO Investco, LLC and Brendan F. Tansill (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed with the Commission on April 25, 2018).#

10.21

Amended and Restated Employment Agreement, dated June 18, 2012, by and between EVO Investco, LLC and Michael L. Reidenbach (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed with the Commission on February 27, 2020).#

10.22

Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.23	EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the Commission on May 23, 2018).#

10.24

Form of Restricted Stock Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.25

Form of Time-Based Restricted Stock Unit Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (Cash Settled (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.26

Form of Time-Based Restricted Stock Unit Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (Share Settled) (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.27

Form of Performance-Based Restricted Stock Unit for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.28

Form of Stock Option Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.29

Form of Nonqualified Stock Option Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A filed with the Commission on May 7, 2018).#

10.30

Form of Restricted Stock Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (with change in control vesting provisions) (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.31

Form of Time-Based Restricted Stock Unit Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (share settled, with change in control vesting provisions) (incorporated by reference to Exhibit 10.32 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.32

Form of Nonqualified Stock Option Award for EVO Payments, Inc. 2018 Omnibus Equity Incentive Plan (with change in control vesting provisions) (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.33

EVO Payments, Inc. Amended and Restated 2018 Omnibus Incentive Stock Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement filed with the Commission on June 12, 2020).#

10.34	EVO Investco, LLC Unit Appreciation Equity Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.35

Assignment and Assumption Agreement of EVO Investco, LLC Unit Appreciation Equity Plan, dated as of May 25, 2018, by and between EVO Investco, LLC and EVO Payments, Inc. (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).#

10.36

Form of Conversion to Restricted Stock Award under EVO Investco, LLC Unit Appreciation Equity Plan (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1/A filed with the Commission on May 21, 2018).#

10.37

Chairman and Consulting Agreement, dated as of May 25, 2018, by and between Rafik R. Sidhom and EVO Payments, Inc. (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on August 10, 2018).

10.38

First Amendment to Chairman and Consulting Agreement, effective as of April 21, 2020, by and between EVO Payments, Inc. and Rafik R. Sidhom (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2020).

10.39

Investment Agreement, dated March 29, 2020, by and among EVO Payments, Inc. and Madison Dearborn Capital Partners VI-A, L.P., Madison Dearborn Capital Partners VI Executive-A, L.P. and Madison Dearborn Capital Partners VI-C, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 30, 2020).

10.40	Amendment to Amended & Restated Employment Agreement, effective as of February 24, 2021, by and between EVO Investco, LLC and Michael L. Reidenbach.#

10.41	Form of Performance-Based Stock Option Agreement (2021 Chief Executive Officer) for EVO Payments, Inc. Amended and Restated 2018 Omnibus Incentive Stock Plan.#

21.1	List of Subsidiaries of EVO Payments, Inc.

23.1	Consent of Deloitte & Touche LLP as to EVO Payments, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#          Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	February 25, 2021
James G. Kelly	(principal executive officer)

/S/ TOM PANTHER	Executive Vice President, Chief Financial Officer	February 25, 2021
Tom Panther	(principal financial officer)

/S/ ANTHONY RADESCA	Senior Vice President, Chief Accounting Officer	February 25, 2021
Anthony Radesca	(principal accounting officer)

/S/ RAFIK R. SIDHOM	Chairman of the Board and Director	February 25, 2021
Rafik R. Sidhom

/S/ MARK A. CHANCY	Director	February 25, 2021
Mark A. Chancy

/S/ VAHE A DOMBALAGIAN	Director	February 25, 2021
Vahe A. Dombalagian

/S/ JOHN GARABEDIAN	Director	February 25, 2021
John Garabedian

/S/ DAVID W. LEEDS	Director	February 25, 2021
David W. Leeds

/S/ LAURA M. MILLER	Director	February 25, 2021
Laura M. Miller

/S/ GREGORY S. POPE	Director	February 25, 2021
Gregory S. Pope

/S/ MATTHEW W. RAINO	Director	February 25, 2021
Matthew W. Raino