Form 10-Q
period 2021-03-31
EVO Payments, Inc.
filed 2021-05-06
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 26, 2021, there were 46,855,484 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, 32,163,538 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding, 1,636,425 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding, and 2,315,870 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the continuing impact of the COVID-19 pandemic on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the impact of the COVID-19 pandemic; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (11) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (12) increased customer, referral partner, or sales partner attrition; (13) the incurrence of chargebacks; (14) failure to maintain or collect reimbursements; (15) fraud by merchants or others; (16) the failure of our third-party vendors to fulfill their obligations; (17) failure to maintain merchant and sales relationships or financial institution alliances; (18) ineffective risk management policies and procedures; (19) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (20) damage to our reputation, or the reputation of our partners; (21) seasonality and volatility; (22) our inability to recruit, retain and develop qualified personnel; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the planned phase out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under Item 1A “Risk Factors” contained in Part II of this Quarterly Report on Form 10-Q or in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I – FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this quarterly report on Form 10-Q include those of EVO Payments, Inc., which is the registrant, and those of EVO Investco, LLC, a Delaware limited liability company, which became the principal operating subsidiary of the Company following a series of reorganization transactions completed on May 25, 2018 in connection with the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”). For more information regarding these transactions, see Note 21, “Shareholders’ Equity,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

EVO, Inc. is the managing member of EVO, LLC and, as of March 31, 2021, was the owner of approximately 56.5% of the outstanding common membership interests of EVO, LLC (“LLC Interests”).

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the holders of our Class B common stock, Class C common stock and Class D common stock immediately following our initial public offering, which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners.
●	“LLC Interests” refers to the single class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a Delaware S corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$401,046	$418,439
Accounts receivable, net	12,243	17,052
Other receivables	17,101	20,128
Due from related parties	540	625
Inventory	6,464	5,221
Settlement processing assets	303,836	285,705
Other current assets	12,334	14,659
Total current assets	753,564	761,829
Equipment and improvements, net	77,135	83,606
Goodwill, net	375,976	383,108
Intangible assets, net	202,763	217,077
Investment in unconsolidated investees	477	839
Deferred tax assets	231,334	234,749
Operating lease right-of-use assets	34,892	35,124
Investment in equity securities, at fair value	24,921	25,526
Other assets	15,724	15,863
Total assets	$1,716,786	$1,757,721

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$10,266	$13,718
Current portion of long-term debt	4,628	4,628
Accounts payable	5,655	9,482
Accrued expenses	97,958	113,127
Settlement processing obligations	455,722	446,344
Current portion of operating lease liabilities, inclusive of related party liability of $1.2 million and $1.1 million at March 31, 2021 and December 31, 2020, respectively	6,822	6,614
Due to related parties	3,391	5,124
Total current liabilities	584,442	599,037
Long-term debt, net of current portion	578,161	579,162
Due to related parties	185	185
Deferred tax liabilities	14,799	13,957
Tax receivable agreement obligations, inclusive of related party liability of $165.2 million and $164.3 million at March 31, 2021 and December 31, 2020, respectively	174,871	173,890
ISO reserves	2,854	2,942
Operating lease liabilities, net of current portion, inclusive of related party liability of $2.0 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively	30,326	30,968
Other long-term liabilities	6,479	7,047
Total liabilities	1,392,117	1,407,188
Commitments and contingencies
Redeemable non-controlling interests	1,044,814	1,055,633
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at March 31, 2021 and December 31, 2020. Liquidation preference: $160,999 and $158,647 at March 31, 2021 and December 31, 2020, respectively	156,500	154,118
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 46,844,184 and 46,401,607 shares at March 31, 2021 and December 31, 2020, respectively	5	5
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 32,163,538 and 32,163,538 shares at March 31, 2021 and December 31, 2020, respectively	3	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 1,638,425 and 1,720,425 shares at March 31, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 2,315,870 and 2,390,870 shares at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(687,734)	(675,209)
Accumulated other comprehensive (loss) income	(9,068)	1,045
Total EVO Payments, Inc. shareholders' deficit	(696,794)	(674,156)
Nonredeemable non-controlling interests	(179,851)	(185,062)
Total deficit	(876,645)	(859,218)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,716,786	$1,757,721

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$106,180	$111,169
Operating expenses:
Cost of services and products	17,127	23,129
Selling, general, and administrative	60,398	72,303
Depreciation and amortization	20,926	21,424
Total operating expenses	98,451	116,856
Income (loss) from operations	7,729	(5,687)
Other income (expense):
Interest income	241	413
Interest expense	(6,098)	(9,867)
(Loss) income from investment in unconsolidated investees	(163)	40
Loss on investment in equity securities	(240)	—
Other income (expense), net	238	(49)
Total other expense	(6,022)	(9,463)
Income (loss) before income taxes	1,707	(15,150)
Income tax (expense) benefit	(4,530)	1,580
Net loss	(2,823)	(13,570)
Less: Net income attributable to non-controlling interests in consolidated entities	1,068	1,039
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	(3,049)	(9,801)
Net loss attributable to EVO Payments, Inc.	(842)	(4,808)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,382	—
Net loss attributable to Class A common stock	$(3,224)	$(4,808)

Earnings per share
Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.12)

Weighted-average Class A common stock outstanding
Basic	46,509,375	41,259,398
Diluted	46,509,375	41,259,398

Comprehensive loss:
Net loss	$(2,823)	$(13,570)
Change in fair value of interest rate swap, net of tax(1)	389	—
Unrealized loss on foreign currency translation adjustment, net of tax (2)	(21,771)	(47,709)
Other comprehensive loss	(21,382)	(47,709)
Comprehensive loss	(24,205)	(61,279)
Less: Comprehensive loss attributable to non-controlling interests in consolidated entities	(2,748)	(3,749)
Less: Comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	(10,502)	(34,166)
Comprehensive loss attributable to EVO Payments, Inc.	$(10,955)	$(23,364)

(1)	Net of tax expense of $(0.1) million for the three months ended March 31, 2021.
(2)	Net of tax (expense) benefit of $(0.5) million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

	Shareholders' Equity (Deficit)
										Accumulated		Total
										deficit	Accumulated	EVO
									Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2020	41,234	$4	34,164	$3	2,322	$—	4,355	$—	$—	$(587,358)	$(1,948)	$(589,299)	$(293,348)	$(882,647)	$1,052,448

Net loss	—	—	—	—	—	—	—	—	—	(4,808)	—	(4,808)	(1,474)	(6,282)	(7,288)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(18,556)	(18,556)	(3,977)	(22,533)	(25,176)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(63)	(63)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	3,585	—	—	3,585	—	3,585	—
Vesting of equity awards	107	—	—	—	—	—	—	—	(339)	—	—	(339)	—	(339)	—
Exercise of stock options	1	—	—	—	—	—	—	—	17	—	—	17	—	17	—
Exchanges of Class C and Class D common stock for Class A common stock	19	—	—	—	(4)	—	(15)	—	(882)	—	—	(882)	882	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	3,632	—	—	3,632	—	3,632	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	22	—	—	22	—	22	—
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	25,069	—	25,069	4,036	29,105	(29,105)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	320,136	—	320,136	51,538	371,674	(371,674)
Balance, March 31, 2020	41,361	$4	34,164	$3	2,318	$—	4,340	$—	$6,035	$(246,961)	$(20,504)	$(261,423)	$(242,406)	$(503,829)	$619,205

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	income (loss)	(deficit)	interests	(deficit)	interests
Balance, January 1, 2021	152	$154,118	46,402	$5	32,164	$3	1,720	$—	2,391	$—	$—	$(675,209)	$1,045	$(674,156)	$(185,062)	$(859,218)	$1,055,633

Net loss	—	—	—	—	—	—	—	—	—	—	—	(842)	—	(842)	(257)	(1,099)	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(10,307)	(10,307)	(859)	(11,166)	(10,605)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	488
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(161)	(161)	(8,500)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,798	—	—	5,798	—	5,798	—
Vesting of equity awards	—	—	149	—	—	—	—	—	—	—	(2,383)	—	—	(2,383)	—	(2,383)	—
Exercise of stock options	—	—	136	—	—	—	—	—	—	—	2,813	—	—	2,813	—	2,813	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	157	—	—	—	(82)	—	(75)	—	(7,193)	—	—	(7,193)	7,193	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	113	—	—	113	—	113	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	173	—	—	173	—	173	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,382	—	—	—	—	—	—	—	—	(2,382)	—	—	(2,382)	—	(2,382)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	194	194	22	216	173
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	9,247	—	9,247	781	10,028	(10,028)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	(17,869)	—	(17,869)	(1,508)	(19,377)	19,377
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	3,061	(3,061)	—	—	—	—	—
Balance, March 31, 2021	152	$156,500	46,844	$5	32,164	$3	1,638	$—	2,316	$—	$—	$(687,734)	$(9,068)	$(696,794)	$(179,851)	$(876,645)	$1,044,814

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,823)	$(13,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,926	21,424
Unrealized loss on equity securities	240	—
Amortization of deferred financing costs	669	669
Share-based compensation expense	5,798	3,585
Accrued interest expense	4	(4,116)
Deferred taxes, net	5,150	(4,833)
Other	(615)	(53)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	4,416	3,615
Other receivables	2,416	5,307
Inventory	(1,428)	(1,939)
Other current assets	1,947	(1,699)
Operating lease right-of-use assets	1,641	1,807
Other assets	(218)	(436)
Related parties, net	(1,319)	(1,831)
Accounts payable	377	466
Accrued expenses	(11,973)	(3,948)
Settlement processing funds, net	(7,052)	(29,222)
Operating lease liabilities	(1,740)	(1,822)
Other	1,299	(65)
Net cash provided by (used in) operating activities	17,715	(26,661)
Cash flows from investing activities:
Purchase of equipment and improvements	(10,861)	(5,167)
Acquisition of intangible assets	(2,104)	(1,702)
Collections of notes receivable	13	12
Net cash used in investing activities	(12,952)	(6,857)
Cash flows from financing activities:
Proceeds from long-term debt	2,804	176,747
Repayments of long-term debt	(7,718)	(176,420)
Contingent consideration paid	(179)	(781)
Repurchases of shares to satisfy minimum tax withholding	(2,383)	(339)
Proceeds from exercise of common stock options	2,813	17
Distributions to non-controlling interest holders	(8,661)	(63)
Contribution from non-controlling interest holders	488	—
Net cash used in financing activities	(12,836)	(839)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,216)	(12,635)
Net decrease in cash, cash equivalents, and restricted cash	(17,289)	(46,992)
Cash, cash equivalents, and restricted cash, beginning of period	418,539	304,089
Cash, cash equivalents, and restricted cash, end of period	$401,250	$257,097

See accompanying notes to unaudited condensed consolidated financial statements.

The presentation of cash flows from operating activities for the three months ended March 31, 2020 was revised from the amounts previously reported to conform with the presentation of cash flows from operating activities for the three months ended March 31, 2021.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 56.5% of the membership interests of EVO, LLC as of March 31, 2021. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across the Americas and Europe and servicing more than 550,000 merchants across more than 50 markets. The Company supports all major card types in the markets it serves.

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

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the unaudited condensed consolidated statement of changes in equity (deficit) for the three months ended March 31, 2021 and 2020, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of redeemable non-controlling interests (“RNCI”), evaluation of realizability of deferred tax assets, determination of liabilities under the tax receivable agreement, determination of liabilities and corresponding right-of-use assets arising from lease agreements, determination of assets or liabilities arising from derivative transactions, determination of fair value of share-based compensation, establishment of severance liabilities, establishment of allowance for doubtful accounts, and assessment of impairment of goodwill and intangible assets.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of March 31, 2021 and December 31, 2020, settlement-related cash balances were $148.1 million and $163.5 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of March 31, 2021 and December 31, 2020, merchant reserves were $111.1 million and $109.9 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amount shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$401,046	$418,439
Restricted cash included in other assets	204	100
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$401,250	$418,539

(e)	Recent Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. This update modifies ASC 740 to simplify the accounting for income taxes as part of the FASB’s simplification initiative. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Investments, Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, with amendments in 2021. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In June 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company continues to evaluate the effect of ASU 2020-04 on its consolidated financial statements and may apply other elections as applicable as additional changes in the market occur.

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

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. The revenue recognized from the sale and rental of POS equipment totaled $9.8 million and $9.9 million for the three months ended March 31, 2021 and 2020, respectively.

The Company disaggregates revenue based on reporting segment and division. The Company’s divisions are as follows:

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

The table below presents a disaggregation of the Company’s revenue by segment and by division. Beginning in the first quarter of 2021, the Company reclassified certain merchant portfolios from Direct and Tech-enabled divisions into the Traditional division as part of strategic channel realignment. The Company adjusted the presentation of comparative results for the quarter ended March 31, 2020 to reflect this reclassification.

	Three Months Ended March 31, 2021
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$28,904	$28,222	$57,126
Tech-enabled	31,159	7,531	38,690
Traditional	10,364	—	10,364
Totals	$70,427	$35,753	$106,180

	Three Months Ended March 31, 2020
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$31,573	$31,058	$62,631
Tech-enabled	28,518	9,239	37,757
Traditional	10,781	—	10,781
Totals	$70,872	$40,297	$111,169

(3)      Settlement Processing Assets and Obligations

Settlement processing assets and obligations represent intermediary balances within the settlement process involving the movement of funds between consumers, card issuers, card networks, the Company, and its merchants.  The Company processes funds settlement through two models, the sponsorship model and the direct membership model.

In certain markets, the Company operates under the sponsorship of a bank that is a member of the various card networks (collectively, the “Member Banks”) to process transactions through card networks, such as Visa and

MasterCard. As such, the Company has an agreement with these Member Banks which dictates the sponsorship services to be provided to the Company. It is the responsibility of the Member Bank to ensure that the Company is in adherence with card network standards.

In other markets, the Company has direct membership with the various card networks and performs the process of funds settlement. As a direct member, it is the Company’s responsibility to adhere to the standards of the card networks.

The card networks operate as an intermediary between the card issuing banks, on the one hand, and, as applicable, either the Member Banks or the Company (under the direct sponsorship model), on the other hand, whereby funds are received by the card issuing banks and remitted to the Member Bank or the Company, as applicable, via the card networks on a daily basis. The Company then remits these funds to its merchants, either through a Member Bank under the sponsorship model, or directly to merchants under the direct membership model.  Incoming funds due from the card networks on behalf of the card issuing bank are classified as receivables from card networks in the table below, whereas the funds due from the Company to its merchants are classified as settlement liabilities due to merchants.

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

As described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company collects funds from merchants that serve as collateral to mitigate potential future losses, and recognizes a corresponding liability which is presented as merchant reserves within the settlement processing obligations. Refer to the table below.

While receivables from card networks and settlement liabilities due to merchants represent intermediary balances in the transaction settlement process, timing differences, interchange expense, merchant reserves and exception items cause differences between the amount the Company receives through the Member Banks from the card networks and the amount funded to merchants.

A summary of settlement processing assets and obligations is as follows:

	March 31,	December 31,
	2021	2020

	(In thousands)
Settlement processing assets:
Receivable from card networks	$212,054	$198,053
Receivable from merchants	91,782	87,652
Totals	$303,836	$285,705

Settlement processing obligations:
Settlement liabilities due to merchants	$(344,672)	$(336,440)
Merchant reserves	(111,050)	(109,904)
Totals	$(455,722)	$(446,344)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss attributable to EVO Payments, Inc.	$(842)	$(4,808)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,382	—
Less: Allocation of undistributed earnings to preferred shares	—	—
Undistributed loss attributable to shares of Class A common stock	$(3,224)	$(4,808)

Denominator:
Weighted-average Class A common stock outstanding	46,509,375	41,259,398
Effect of dilutive securities	—	—
Total dilutive securities	46,509,375	41,259,398

Earnings per share:
Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.12)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	—
Stock options	5,479,215	3,913,049
RSUs	1,283,591	1,027,873
RSAs	955	4,791
Class C common stock	1,696,069	2,318,944
Class D common stock	2,373,092	4,344,758

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through March 31, 2021, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $205.7 million ($186.8 million net of amortization) and $174.9 million, respectively at March 31, 2021, and approximately $204.6 million ($188.4 million net of amortization) and $173.9 million, respectively at December 31, 2020. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of March 31, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges or sales of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss.

(6) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2021 and December 31, 2020. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.53 years and 6.79 years at March 31, 2021 and December 31, 2020, respectively. The Company had no significant short-term leases as of March 31, 2021 and December 31, 2020.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 6.29% and 6.45% as of March 31, 2021 and December 31, 2020, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended March 31, 2021 and 2020 were $2.7 million and $3.0 million, respectively, and are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Total lease costs include variable lease costs of approximately $0.5 million for the three months ended March 31, 2021 and 2020, which are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 and 2020 was $2.3  million and $2.5 million, respectively, which is included as a component of cash provided by operating activities in the unaudited condensed consolidated statement of cash flows.

As of March 31, 2021, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2021 (remainder of the year)	$6,396
2022	9,018
2023	6,738
2024	5,879
2025	5,101
2026 and thereafter	12,914
Total future minimum lease payments (undiscounted)	46,046
Less: present value discount	(8,898)
Present value of lease liability	$37,148

(7)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	March 31,	December 31,
	Years	2021	2020

		(In thousands)
Card processing equipment	3-5	$148,177	$143,514
Office equipment	3-5	43,669	44,049
Computer software	3	58,674	54,192
Leasehold improvements	various	19,038	19,090
Furniture and fixtures	5-7	4,502	4,547
Totals		274,060	265,392
Less accumulated depreciation		(197,416)	(185,010)
Foreign currency translation adjustment		491	3,224
Totals		$77,135	$83,606

Depreciation expense related to equipment and improvements was $10.0 million and $10.1 million for the three months ended March 31, 2021 and 2020, respectively.

In the three months ended March 31, 2021, gross equipment and improvements, and accumulated depreciation were each reduced by $2.1 million and $1.7 million, respectively, and in the three months ended March 31, 2020 by $1.1 million and $0.9 million, respectively, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(8)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	March 31, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(184,991)	$(5,685)	$(30,223)	$72,682
Marketing alliance agreements	186,081	(72,397)	(7,557)	(20,509)	85,618
Internally developed and acquired software	92,319	(42,011)	(10,191)	(1,360)	38,757
Trademarks, finite-lived	21,629	(11,539)	(901)	(3,499)	5,690
Non-compete agreements	6,462	(6,447)	-	1	16
Total	$600,072	$(317,385)	$(24,334)	$(55,590)	$202,763

	December 31, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(181,062)	$(5,685)	$(28,205)	$78,629
Marketing alliance agreements	186,081	(69,446)	(7,557)	(18,104)	90,974
Internally developed and acquired software	90,881	(38,828)	(10,191)	(871)	40,991
Trademarks, finite-lived	21,629	(11,060)	(901)	(3,224)	6,444
Non-compete agreements	6,462	(6,425)	-	2	39
Total	$598,634	$(306,821)	$(24,334)	$(50,402)	$217,077

Amortization expense related to intangible assets was $10.9 million and $11.3 million for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to March 31, 2021:

(In thousands)
Years ending:
2021 (remainder of the year)	$31,965
2022	36,073
2023	30,999
2024	18,683
2025	15,194
2026 and thereafter	69,849
Total	$202,763

There were no impairments of intangible assets for the three months ended March 31, 2021 or 2020.

The following represents intangible assets, net by segment:

	March 31,	December 31,
	2021	2020

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$55,446	$59,149
Marketing alliance agreements	61,300	63,946
Internally developed and acquired software	23,736	24,615
Trademarks, definite-lived	1,456	1,582
Non-compete agreements	5	22
Total	141,943	149,314

Europe
Merchant contract portfolios and customer relationships	17,236	19,480
Marketing alliance agreements	24,318	27,028
Internally developed and acquired software	15,021	16,376
Trademarks, definite-lived	4,234	4,862
Non-compete agreements	11	17
Total	60,820	67,763

Total intangible assets, net	$202,763	$217,077

The change in the carrying amount of goodwill for the three months ended March 31, 2021, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2020	$266,848	$140,551	$407,399
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2020	266,848	116,260	383,108
Foreign currency translation adjustment	(728)	(6,404)	(7,132)
Goodwill, net, as of March 31, 2021	$266,120	$109,856	$375,976

(9)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Compensation and related benefits	$15,970	$21,398
Third-party processing and payment network fees	37,566	40,224
Trade payables	4,436	8,306
Taxes payable	11,336	14,504
Commissions payable to third parties and agents	14,878	15,759
Unearned revenue	4,315	4,627
Other	15,112	17,791
Total accounts payable and accrued expenses	$103,613	$122,609

(10) Related Party Transactions

Related party balances consist of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Due from related parties, current	$540	$625
Due to related parties, current	(3,391)	(5,124)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary.

Due to related parties, current, consists of $2.4 million and $3.8 million as of March 31, 2021 and December 31, 2020, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $1.0 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively, representing commissions payable to unconsolidated investees of the Company.

Due to related parties, long-term, consists of ISO commission reserves.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of March 31, 2021 and December 31, 2020, the liability related to this lease amounted to $2.8 million and $3.1 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets. The Company subleased a portion of this office space to an unconsolidated investee. Sublease income was less than $0.1 million for each of the three months ended March 31, 2021 and 2020. The sublease was terminated in February 2021.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of March 31, 2021 and December 31, 2020, these lease liabilities amounted to $0.4 million and $0.3 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $2.9 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member of EVO, LLC and owner of all outstanding shares of Class B common stock of EVO, Inc. Blueapple is controlled by entities affiliated with the Company’s founder and chairman, Rafik R. Sidhom. The expense related to these services was less than $0.1 million for each of the three months ended March 31, 2021 and 2020.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For each of the three months ended March 31, 2021 and 2020, the Company paid commissions of $0.1 million related to this activity.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For each of the three months ended March 31, 2021 and 2020, the Company paid $0.1 million in commissions and other expenses to NFP.

(11)	Income Taxes

The Company’s effective tax rate (“ETR”) was 265.4% and 10.4% for the three months ended March 31, 2021 and 2020, respectively. The Company recorded a net discrete tax expense of $3.6 million for the three months ended March 31, 2021 primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. The Company recorded a tax benefit of $1.9 million in the three months ended March 31, 2020 from a release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. The variance in the ETR for the three months ended March 31, 2021 and 2020 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended March 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. The Company has established $10.6 million of valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(12)     Long-Term Debt and Lines of Credit

Credit Facility

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (the “Senior Secured Credit Facilities”). As of March 31, 2021, the Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively.

As of March 31, 2021 and December 31, 2020, the Company’s long-term debt consists of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
First lien term loan	$589,521	$591,169
Less debt issuance costs	(6,732)	(7,379)
Total long-term debt	582,789	583,790
Less current portion of long-term debt, net of current portion of debt issuance costs	(4,628)	(4,628)
Total long-term debt, net of current portion	$578,161	$579,162

Principal payment requirements on the above obligations in each of the years remaining subsequent to March 31, 2021 are as follows:

Years ending:	(In thousands)
2021 (remainder of the year)	$4,945
2022	6,593
2023	577,983
2024	—
2025	—
2026 and thereafter	—
Total	$589,521

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of March 31, 2021, the Company was in compliance with all its financial covenants.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At March 31, 2021 and December 31, 2020, the Company had $10.4 million and $13.9 million outstanding under these lines of credit, respectively, with additional capacity of $137.2 million and $137.1 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 3.5% and 2.6% as of March 31, 2021 and December 31, 2020, respectively.

Refer to Note 13, "Long-Term Debt and Lines of Credit," to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for discussion regarding the Company’s long-term debt and lines of credit.

(13)     Derivatives

In 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan. The interest rate swap has a fixed rate of 0.2025% and a maturity date of December 31, 2022.

The interest rate swap is designated as an effective cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the quarter ended March 31, 2021.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(285)
Interest Rate Swap - long-term portion	Other assets	$197

	December 31, 2020
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(341)
Interest Rate Swap - long-term portion	Other long-term liabilities	$(192)

Since the Company designated the swap as an effective cash flow hedge that qualifies for hedge accounting, unrealized gains or losses resulting from adjusting the swap to fair value is recorded as a component of other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the unaudited condensed consolidated statements of cash flows.

The table below presents the effect of hedge accounting on accumulated other comprehensive (loss) income for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
(In thousands)
Beginning accumulated derivative loss in accumulated other comprehensive (loss) income	$(533)
Derivative gain recognized in the current period in accumulated other comprehensive (loss) income	357
Less: Derivative loss reclassified from accumulated other comprehensive (loss) income to interest expense	(88)
Ending accumulated derivative loss in accumulated other comprehensive (loss) income	$(88)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
(In thousands)
Total interest expense including the effects of cash flow hedges	$(6,098)
Derivative loss reclassified from accumulated other comprehensive (loss) income into interest expense	$(88)

The Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense over the next 12 months.

(14)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$5,410	$12,680
Income taxes paid	1,735	4,340

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$2,061	$2,262
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(11)	(6,701)
Accrual of redeemable preferred stock paid-in-kind-dividends	2,382	—
Exchanges of Class C and Class D common stock for Class A common stock	7,193	882

(15)     Redeemable Preferred Stock

On April 21, 2020, the Company issued 152,250 shares of Preferred Stock. The Company received approximately $149.3 million in total net proceeds from the sale of the Preferred Stock and incurred approximately $1.7 million in stock issuance costs as part of the sale.

The Preferred Stock ranks senior to the Class A common stock with respect to dividends and distributions on liquidation, winding-up, and dissolution. Each share of Preferred Stock had an initial liquidation preference of $1,000 per share. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind (“PIK”) dividends, which are payable semi-annually in arrears by increasing the liquidation preference for each outstanding share of Preferred Stock. These PIK dividends accrue at an annual rate of (i) 6.00% per annum for the first ten years and (ii) 8.00% per annum thereafter, subject in each case to a 1.00% per annum increase in the event that approval of the investment by the Company’s stockholders as contemplated by Nasdaq listing rules (“Stockholder Approval”) is not obtained prior to the earlier of the Company’s 2021 annual meeting of stockholders and August 1, 2021. Holders of Preferred Stock are also entitled, on an as-converted basis, to participate in and receive any dividends declared or paid on the Class A Common Stock, and no dividends may be paid to holders of Class A Common Stock unless full participating dividends are concurrently paid to holders of Preferred Stock.

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net income (loss) available to Class A common stockholders on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021, the carrying value of the preferred stock has been increased by $2.4 million for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the unaudited condensed consolidated balance sheets. If a change of control were to occur as of March 31, 2021, the Company might have been required to repurchase the Preferred Stock for $241.5 million. As of March 31, 2021, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

As of March 31, 2021, EVO, Inc. owns 56.5% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the NASDAQ stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the three months ended March 31, 2021 and for the year ended December 31, 2020:

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	488	488
Distributions	—	(8,500)	—	(8,500)
Net (loss) income attributable to RNCI	(2,707)	1,131	(148)	(1,724)
Unrealized loss on foreign currency translation adjustment	(6,789)	(3,800)	(16)	(10,605)
Unrealized gain on change in fair value of interest rate swap	173	—	—	173
Increase (decrease) in the maximum redemption amount of RNCI	19,377	(16,377)	—	3,000
Allocation of eService fair value RNCI adjustment to Blueapple	6,349	—	—	6,349
Ending balance, March 31, 2021	$885,141	$158,890	$783	$1,044,814

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2020	$902,258	$150,190	$—	$1,052,448
Contributions	—	—	505	505
Distributions	—	(4,537)	—	(4,537)
Net (loss) income attributable to RNCI	(8,068)	7,004	(85)	(1,149)
Unrealized loss on foreign currency translation adjustment	3,658	1,546	39	5,243
Unrealized loss on change in fair value of interest rate swap	(223)	—	—	(223)
Purchase of Blueapple Class B common stock in connection with secondary offerings	(51,350)	—	—	(51,350)
Increase in maximum redemption amount in connection with purchase of Blueapple Class B common stock	1,650	—	—	1,650
Increase in the maximum redemption amount of RNCI	33,382	32,233	—	65,615
Allocation of eService fair value RNCI adjustment to Blueapple	(12,569)	—	—	(12,569)
Ending balance, December 31, 2020	$868,738	$186,436	$459	$1,055,633

(17)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	March 31, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$57,469	$—	$—	$57,469
Contingent consideration	—	—	(826)	(826)
Blueapple RNCI	(885,141)	—	—	(885,141)
eService RNCI	—	—	(158,890)	(158,890)
Chile RNCI	—	—	(783)	(783)
Interest rate swap	—	(88)	—	(88)
Investment in equity securities	—	24,921	—	24,921
Total	$(827,672)	$24,833	$(160,499)	$(963,338)

	December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$39,578	$—	$—	$39,578
Contingent consideration	—	—	(1,000)	(1,000)
Blueapple RNCI	(868,738)	—	—	(868,738)
eService RNCI	—	—	(186,436)	(186,436)
Chile RNCI	—	—	(459)	(459)
Interest rate swap	—	(533)	—	(533)
Investment in equity securities	—	25,526	—	25,526
Total	$(829,160)	$24,993	$(187,895)	$(992,062)

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

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 75%, based on the forecasts of expected future cash flows, and the market approach, weighted at 25%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 13.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 15.0%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of March 31, 2021 were 3.75x-4.25x and 7.00x-8.50x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI approximates its carrying amount as of March 31, 2021, given the proximity of the transaction date (i.e. formation of the joint venture) and the measurement date.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of March 31, 2021. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 13, “Derivatives,” the fair value of the interest rate swap was a $0.1 million liability and $0.5 million liability at March 31, 2021 and December 31, 2020, respectively.

The Company was a member of Visa Europe Limited (“Visa Europe”) through certain of the Company’s subsidiaries in Europe. In 2016, Visa Inc. (“Visa”) acquired all of the membership interests in Visa Europe. As part of the proceeds from the sale of its membership interests, one of the Company’s subsidiaries received shares of Visa Series C preferred stock and another subsidiary received economic rights relating to shares of Visa Series C preferred stock under a contractual arrangement with a former member of Visa Europe.

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

The Visa Series A preferred stock, which is presented in investments in equity securities on the unaudited condensed consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa

Series A preferred stock at fair value, the Company recognized a loss of $0.2 million for the three months ended March 31, 2021. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €6.5 million ($7.4 million based on the foreign exchange rate at the time of the acquisition) as of each of March 31, 2021 and December 31, 2020, and is presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $19.9 million and $20.4 million as of March 31, 2021 and December 31, 2020, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of March 31, 2021, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of long-term debt as of March 31, 2021 and December 31, 2020 was $588.8 million and $592.6 million, respectively. The estimated fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is based on quoted bid-ask spreads within the lender syndicate.

(18)	Commitments and Contingencies

Litigation

One of the Company’s financial institution referral partners, Grupo Banco Popular, was acquired by Santander in June 2017, which has adversely impacted the Company’s business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following Santander’s consolidation of Grupo Banco Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. The Company believes that its agreements with Santander, including the bank’s referral obligations, remain in full force and effect and the Company is pursuing the contractual and legal remedies available to the Company as it works to resolve these and other matters.

In December 2020, the Company filed a claim in the Court of First Instance in Madrid, Spain seeking recovery in connection with Santander’s breach of certain of its exclusivity, non-compete and merchant referral obligations under the commercial agreements between the parties. The litigation is at a preliminary stage and the Company cannot at this time determine the likelihood of any outcome or any damages that may be awarded to it. There can be no assurance as to when or if the Company will recover the amounts to which the Company believes it is entitled.

The Company is also party to various claims and lawsuits incidental to its business. The Company does not believe the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Segment revenue:
Americas	$70,427	$70,872
Europe	35,753	40,297
Revenue	$106,180	$111,169

Segment profit:
Americas	$29,976	$19,960
Europe	9,126	8,823
Total segment profit	39,102	28,783
Corporate	(5,882)	(10,509)
Depreciation and amortization	(20,926)	(21,424)
Net interest expense	(5,857)	(9,454)
Provision for income tax (expense) benefit	(4,530)	1,580
Share-based compensation expense	(5,798)	(3,585)
Less: Net loss attributable to non-controlling interests of EVO Investco, LLC	(3,049)	(9,801)
Net loss attributable to EVO Payments, Inc.	$(842)	$(4,808)

Capital expenditures:
Americas	$2,663	$3,831
Europe	8,198	1,336
Consolidated total capital expenditures	$10,861	$5,167

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	March 31,	December 31,
	2021	2020

	(In thousands)
Long-lived assets:
Poland	$37,346	$40,945
United States	28,811	30,334
Mexico	19,916	20,862
Other	25,954	26,589
Totals	$112,027	$118,730

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended March 31, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 41.8%, 21.5%, and 15.9%, respectively. For the three months ended March 31, 2020, revenue in the United States, Mexico and Poland, as a percentage of total consolidated revenue, was 40.3%, 20.6%, and 16.5%, respectively. For the three months ended March 31, 2021 and 2020, there is no one customer that represents more than 10% of total revenue.

(20)	Shareholders’ Equity

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

The Company has one class of preferred stock outstanding, its Preferred Stock, which is convertible (subject to certain limitations) into shares of Class A common stock. The Preferred Stock was issued on April 21, 2020 in connection with an investment by MDP. Refer to Note 15, “Redeemable Preferred Stock,” for additional details regarding the transaction.

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

On May 25, 2021, in accordance with the Company's certificate of incorporation, all outstanding shares of Class B common stock will be automatically cancelled for no consideration and each outstanding share of Class C common stock will be automatically converted into one share of Class D common stock for no consideration.  Following the cancellation of our Class B common stock, Blueapple will continue to hold its LLC Interests in EVO, LLC and will maintain all of its rights under the EVO LLC Agreement, including the sale right that provides that, upon receipt of a sale notice from Blueapple, the Company must use its commercially reasonable best efforts to pursue a public offering of Class A common stock and use the net proceeds therefrom to purchase LLC Units from Blueapple.

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

(21)	Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the Amended and Restated 2018 Omnibus Incentive Stock Plan (the “Amended and Restated 2018 Plan”). The original Omnibus Equity Incentive Plan (the “2018 Plan”) was adopted in conjunction with the Company’s IPO and became effective on May 22, 2018. In February 2020, the Company adopted the Amended and Restated 2018 Plan, which was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders in June 2020. The Amended and Restated 2018 Plan amended and restated the 2018 Plan in its entirety and increased the number of shares of the Company’s Class A common stock available for grant and issuance under the 2018 Plan from 7,792,162 shares to 15,142,162 shares. The Amended and Restated 2018 Plan provides for accelerated vesting under certain conditions.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Share-based compensation expense	$5,798	$3,585
Income tax benefit	$(958)	$(407)

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million for the three months ended March 31, 2021 and 2020.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted-average grant date fair value

Balance at December 31, 2020	4	$16.00
Granted	—	—
Vested	(3)	16.00
Forfeited	—	—
Balance at March 31, 2021	1	$16.00

As of March 31, 2021 and 2020, total unrecognized share-based compensation expense related to outstanding RSAs was less than $0.1 million. The total fair value of shares vested during the three months ended March 31, 2021 and 2020, was less than $0.1 million.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $2.5 million and $1.7 million, for the three months ended March 31, 2021 and 2020, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2020	1,149	$22.92
Granted	599	25.49
Vested	(235)	25.58
Forfeited	(16)	20.81
Balance at March 31, 2021	1,497	$23.55

As of March 31, 2021 and 2020, total unrecognized share-based compensation expense related to outstanding RSUs was $32.0 million and $27.7 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.6 years as of March 31, 2021 and 3.0 years as of March 31, 2020. The total fair value of shares vested during the three months ended March 31, 2021 and 2020 was $6.0 million and $3.2 million, respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $3.1 million and $1.9 million, for the three months ended March 31, 2021 and 2020, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2020	5,084	$7.60	$21.06	8.36	$30,405
Granted	1,018	9.67	25.50	—	—
Exercised	(139)	7.34	20.52	—	1,114
Forfeited	(58)	7.22	19.82	—	—
Balance at March 31, 2021	5,905	$7.96	$21.85	8.42	$33,554

Exercisable at March 31, 2021	2,232	$7.13	$19.38	8.08	$18,178

As of March 31, 2021 and 2020, total unrecognized share-based compensation expense related to unvested service-based stock options was $27.7 million and $33.4 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.5 years as of March 31, 2021 and 2.6 years as of March 31, 2020. Stock options granted in connection with the Company’s annual long-term incentive plan and ordinary course sign-on awards vest in equal annual installments over a period of four years from grant date. Fifty percent of stock options granted as part of a special, one-time grant on March 29, 2020 vested in August 2020 and the remaining 50% vested upon the first anniversary of the grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2021	2020

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	1.15%	0.90%
Expected volatility	34.59%	30.20%
Dividend yield	0.00%	0.00%
Weighted-average fair value at grant date	$9.67	$6.82

The risk-free interest rate is based on the yield of a zero-coupon United States Treasury security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has limited historical volatility. It is the Company’s intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero. The Company applies the simplified method in determining the expected life of the stock options as the Company has limited historical basis upon which to determine historical exercise periods. The Company’s assumption of the expected life is determined based on the general grant vesting period plus half of the remaining life through expiration. All stock options exercised will be settled in Class A common stock.

Market and Service-Based Stock Options

During the quarter ended March 31, 2021, 287,395 stock options with a fair value of approximately $2.9 million were granted to the Company’s CEO. These options vest only upon the satisfaction of certain market-based and service-based vesting conditions. The market-based vesting condition requires that, prior to March 18, 2026, the twenty trading day trailing average price for the Company’s Class A common stock must equal or exceed 110% of the closing price of the Company’s Class A common stock on the grant date for a period of twenty consecutive trading days. In addition, the options are subject to a service-based vesting condition that is satisfied in three equal annual installments on the first, second and third anniversaries of the grant date. If the market-based vesting condition is not satisfied prior to March 18, 2026, all options will be immediately forfeited.

For the purpose of calculating share-based compensation expense, the fair value of this grant was determined through the application of the Monte-Carlo simulation model with the following assumptions:

Three Months Ended March 31,
2021

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $0.2 million for the three months ended March 31, 2021. As of March 31, 2021, total unrecognized share-based compensation expense related to these stock options was $2.7 million. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.4 years as of March 31, 2021.

(22)	Subsequent Events

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

We maintain referral partnerships with a number of leading financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisenbank, Moneta, Citibanamex, Sabadell, Banco de Crédito e Inversiones, and Liberbank, among others. In several markets, we operate with more than one financial institution partner.

In addition to establishing key bank partnerships, we are actively expanding our tech-enabled capabilities, including independent software vendors (“ISVs”), eCommerce, and business-to-business (“B2B”) solutions.  We are focused on delivering products and services that provide value and convenience to our merchants. Our tech-enabled solutions consist of our own products, as well as other services that we enable through technical integrations with third-party providers, all of which are available to merchants through a single integration to EVO. Our value-added solutions include gateway solutions, online fraud prevention and management solutions, online hosted payments page capabilities, cellphone-based SMS integrated payment collection services, security tokenization and encryption solutions at the POS, dynamic currency conversion (“DCC”), ACH, Level 2 and Level 3 data processing, loyalty offers, and other ancillary solutions. We offer processing capabilities tailored to specific industries and provide merchants with recurring billing, multi-currency authorization and settlement, and cross-border processing. Our global footprint and ease of integration attract new partner relationships, allowing us to develop a robust integrated solutions partner network and positioning us to address major trends in each of our markets.

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

Executive overview

Although this quarter’s performance continues to be adversely impacted by the COVID-19 pandemic and ensuing government restrictions, we delivered solid financial performance in the three months ended March 31, 2021, as demonstrated by the highlights below:

●	Revenue for the three months ended March 31, 2021 was $106.2 million, a decrease of 4.5% compared to the three months ended March 31, 2020. The decrease was primarily due to the unfavorable impact of COVID-19, which began impacting our markets in mid-March 2020. The pandemic has caused our processing volumes and related revenue spreads to decline.
●	Americas segment profit for the three months ended March 31, 2021 was $30.0 million, 50.2% higher than the three months ended March 31, 2020. The increase in Americas segment profit was due to the decrease in expenses, primarily due to cost reduction initiatives implemented in response to the pandemic.
●	Europe segment profit for the three months ended March 31, 2021 was $9.1 million, 3.4% higher than the three months ended March 31, 2020. The increase in Europe segment profit was due to the decrease in expenses, primarily due to cost reduction initiatives that we implemented in response to the pandemic and elevated severance and legal costs recognized in the first quarter of 2020.
●	The Company processed approximately 0.8 billion transactions in the three months ended March 31, 2021, a decrease of 4.4% from the three months ended March 31, 2020.

COVID-19

The COVID-19 pandemic and related government actions to control its spread began impacting our operating results in March 2020. At the onset of the pandemic, year-over-year volumes declined across our markets and most industry verticals, reaching a low point in mid-April 2020. Since then, we have experienced volatility in our payment volumes, primarily driven by the extent of government restrictions in various jurisdictions. In the first quarter of 2021, year-over-year volumes remained slightly depressed driven by year-over-year declines in January and February. However, our year-over-year volumes demonstrated significant improvement beginning in March, which reflects the initial impact of the pandemic in March 2020 coupled with increased consumer spending in certain of our markets at the end of the first quarter 2021 stemming from the relaxation of government restrictions and increased vaccination distribution.

Beginning in early April 2020, we took a number of steps to align our cost structure and cash flows with the expected near-term revenue impact from the pandemic, including significantly reducing SG&A expenses. While we have reintroduced certain expenses as our business and operations have started to normalize, we estimate that we have reduced our cost structure on a go forward basis by approximately 10% of our core selling, general and administrative expenses. We will continue to actively manage our expenses and cash flows based on our revenues and the economic activity in our markets. The actions we have taken over the course of the past year allowed us to realign our cost structure resulting in the financial capacity to invest in our business and support our customers while also increasing our margins.

The ongoing impact of the pandemic on our business will largely depend on the progression of the vaccine rollout and easing of government restrictions across our markets. However, we are confident in our continued ability to manage through this period. Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are seeing in our markets.

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

Foreign currency translation impact on our operations

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues recognized and expenses incurred by our non-U.S. operations. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our unaudited condensed consolidated statements of operations and comprehensive loss in the future. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating results and margins is partially mitigated.

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

One of our Spanish financial institution referral partners, Banco Popular, was acquired by Santander in June 2017.  As reported previously and reflected in our previous years’ financial statements, Santander’s acquisition of Banco Popular has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following the acquisition and the bank’s failure to perform certain of its other obligations under our agreements. We believe our agreements with Santander, including the bank’s referral obligations, remain in full force and effect and we continue to pursue the contractual and legal remedies available to us to resolve these and other matters.  In furtherance of those efforts, in December 2020 we filed a claim in the Court of First Instance in Madrid, Spain, seeking various remedies, including monetary damages, in connection with Santander’s breach of certain of its exclusivity, non-compete and merchant referral obligations under the commercial agreements between the parties. The litigation is at a preliminary stage and we cannot at this time determine the likelihood of any outcome or any damages that may be awarded to us. There can be no assurance as to when or if we will recover the amounts to which we believe we are entitled or the other remedies sought in connection with our claims.

Increased regulations and compliance

We, our partners and our merchants are subject to various laws and regulations that affect the electronic payments industry in the many countries in which our services are used, including numerous laws and regulations applicable to banks, financial institutions, and card issuers. A number of our subsidiaries in our European segment hold a Payments Institution (“PI”) license, allowing them to operate in the European Union (the “EU”) member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including the European Payment Services Directive of 2015 (“PSD2”). PSD2 contains a number of additional regulatory mandates, such as provisions relating to Strong Customer Authentication (“SCA”), which aim to increase the security of electronic payments by requiring multi-factor user authentication. SCA regulations required industry-wide systems upgrades. In the second half of 2019, we began updating our systems in preparation for the new SCA compliance requirements. Many new SCA requirements became fully enforced in certain countries in Europe at the end of 2020 while other countries in Europe have adopted staggered timelines and have delayed full enforcement until later in 2021. From an operations perspective, we remain focused on developing, coordinating and implementing necessary SCA updates with our merchants and third party providers, including hardware vendors, card issuers and the card networks. Failure to comply with SCA requirements may result in fines from card networks as well as declined payments from card issuers. The EU has also enacted certain legislation relating to the offering of DCC services, which went into effect in April 2020. These new rules require additional disclosures to consumers in connection with our DCC product offerings. As a result of the COVID-19 pandemic, the EU Commission and other national regulators have indicated that enforcement of these regulations will be delayed in order to allow providers additional time to fully implement changes necessary to meet these regulations. Compliance with current and upcoming regulations and compliance deadlines remains a focus for 2021. In addition, we continue to closely monitor the impact of the United Kingdom’s withdrawal from the European Union (“Brexit”) on our operations as further details emerge regarding the post-Brexit regulatory landscape. Commencing in January 2021, we availed ourselves of the United Kingdom’s temporary permissions regime, which allows us to continue to operate in that market under our current regulatory permissions for a period of up to three years.

In April 2021, Mexico adopted changes to their labor laws affecting the ability to outsource certain employee functions. The changes take effect in August 2021 and Mexico’s Ministry of Labor is expected to issue additional guidelines over the coming weeks. We are in the process of assessing the potential financial and operational impacts of these changes.

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

For the three months ended March 31, 2021, we processed approximately 0.8 billion transactions, which included approximately 0.2 billion transactions in the Americas and approximately 0.6 billion transactions in Europe. This represents a decrease of 10.7% in the Americas and a decrease of 1.7% in Europe for an aggregate decrease of 4.4% compared to the three months ended March 31, 2020. Transactions processed in the Americas and Europe accounted for 28% and 72%, respectively, of the total transactions we processed for the three months ended March 31, 2021.

The changes in the transactions processed in the three months ended March 31, 2021 were primarily driven by government restrictions related to COVID-19 in many of our markets, changes in consumer spending, partially offset by an increase in debit card and ATM usage particularly in Europe.

Comparison of results for the three months ended March 31, 2021 and 2020

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	March 31, 2021	% of revenue	March 31, 2020	% of revenue	$ change	% change
Segment revenue:
Americas	$70,427	66.3%	$70,872	63.8%	$(445)	(0.6)%
Europe	35,753	33.7%	40,297	36.2%	(4,544)	(11.3)%
Revenue	$106,180	100.0%	$111,169	100.0%	$(4,989)	(4.5)%

Operating expenses:
Cost of services and products	$17,127	16.1%	$23,129	20.8%	$(6,002)	(26.0)%
Selling, general and administrative	60,398	56.9%	72,303	65.0%	(11,905)	(16.5)%
Depreciation and amortization	20,926	19.7%	21,424	19.3%	(498)	(2.3)%
Total operating expenses	98,451	92.7%	116,856	105.1%	(18,405)	(15.8)%
Income from operations	$7,729	7.3%	$(5,687)	(5.1)%	$13,416	(235.9)%

Segment profit:
Americas	$29,976	28.2%	$19,960	18.0%	$10,016	50.2%
Europe	$9,126	8.6%	$8,823	7.9%	$303	3.4%

Revenue

Revenue was $106.2 million for the three months ended March 31, 2021, a decrease of $5.0 million, or 4.5%, compared to the three months ended March 31, 2020.

Americas segment revenue was $70.4 million for the three months ended March 31, 2021, a decrease of $0.5 million, or 0.6%, compared to the three months ended March 31, 2020.

Europe segment revenue was $35.8 million for the three months ended March 31, 2021, a decrease of $4.5 million, or 11.3%, compared to the three months ended March 31, 2020.

The decrease in both Americas and Europe segment revenue for the three months ended March 31, 2021 is primarily due to the unfavorable impact of the lockdowns across our markets, a shift in customer mix toward larger, lower-margin merchants, and a decline in economic activity, including cross-border activity in Europe.

Operating expenses

Cost of services and products

Cost of services and products was $17.1 million for the three months ended March 31, 2021, a decrease of $6.0 million, or 26.0%, compared to the three months ended March 31, 2020, primarily due to the decline in volume and decline in third-party costs as we work to further leverage our proprietary processing technology.

Selling, general and administrative expenses

Selling, general and administrative expenses were $60.4 million for the three months ended March 31, 2021, a decrease of $11.9 million, or 16.5%, compared to the three months ended March 31, 2020. The decrease was due primarily to the employee compensation cost savings resulting from the cost reduction initiatives and lower third party expenses, offset by an increase in share-based compensation costs and allowance for doubtful accounts recognized during the period.

Depreciation and amortization

Depreciation and amortization was $20.9 million for the three months ended March 31, 2021, a decrease of $0.5 million, or 2.3%, compared to the three months ended March 31, 2020. This decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods.

Interest expense

Interest expense was $6.1 million for the three months ended March 31, 2021, a decrease of $3.8 million, or 38.2%, compared to $9.9 million for the three months ended March 31, 2020. The decrease was due to lower variable interest rates as well as the paydown of our revolving credit facility and a portion of the outstanding balance on the First Lien Term Loan in 2020.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the three months ended March 31, 2021, the Company recorded a tax expense of $4.5 million, which included a net discrete tax expense of $3.6 million primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.6 million, which included a tax benefit of $1.9 million from a partial release of the U.S. interest limitation valuation allowance.

Segment performance

Americas segment profit for the three months ended March 31, 2021 was $30.0 million, compared to $19.9 million for the three months ended March 31, 2020, an increase of 50.2%. The increase is primarily due to lower expenses from our system simplification efforts and effective cost management initiates implemented at the onset of the pandemic. Americas segment profit margin was 42.6% for the three months ended March 31, 2021, compared to 28.2% for the three months ended March 31, 2020.

Europe segment profit was $9.1 million for the three months ended March 31, 2021, compared to $8.8 million for the three months ended March 31, 2020, an increase of 3.4%. The increase is primarily due to the cost reductions implemented in April 2020 in response to the pandemic and elevated severance and legal costs recognized in the first quarter of 2020. Europe segment profit margin was 25.5% for the three months ended March 31, 2021, compared to 21.9% for the three months ended March 31, 2020.

Corporate expenses not allocated to a segment were $5.9 million for the three months ended March 31, 2021, compared to $10.5 million for the three months ended March 31, 2020. The decrease in corporate expenses is primarily due to the decrease in professional fees, employee compensation expenses, and travel costs.

Liquidity and capital resources for the three months ended March 31, 2021 and 2020

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

To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness, equity, or both.

As of March 31, 2021, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.6 million for additional borrowings and utilization of $1.4 million in standby letters of credit.

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

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of March 31, 2021, cash and cash equivalents of $401.0 million includes cash in the United States of $167.2 million and $233.8 million in foreign jurisdictions. Of the United States cash balances, $35.5 million is available for general purposes, and the remaining $131.7 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $106.3 million is available for general purposes, and the remaining $127.5 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our cash and cash equivalents.

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

The following table sets forth summary cash flow information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$17,715	$(26,661)
Net cash used in investing activities	(12,952)	(6,857)
Net cash used in financing activities	(12,836)	(839)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,216)	(12,635)
Net decrease in cash, cash equivalents, and restricted cash	$(17,289)	$(46,992)

Operating activities

Net cash provided by operating activities was $17.7 million for the three months ended March 31, 2021, an increase of $44.4 million compared to cash used in operating activities of $26.7 million for the three months ended March 31, 2020. This increase was due primarily to a lower net loss for the three months ended March 31, 2021 compared to the same period in 2020 and improvements in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $13.0 million for the three months ended March 31, 2021, an increase of $6.1 million compared to net cash used in investing activities of $6.9 million for the three months ended March 31, 2020. The increase was primarily due to higher capital expenditures.

Capital expenditures were $10.9 million for the three months ended March 31, 2021, an increase of $5.7 million compared to $5.2 million for the three months ended March 31, 2020. The increase was primarily due to payments made to settle part of the obligation related to the software license agreement entered into in 2020 and higher POS terminal purchases.

Financing activities

Net cash used in financing activities was $12.8 million for the three months ended March 31, 2021, an increase of $12.0 million, compared to net cash used in financing activities of $0.8 million for the three months ended March 31, 2020. This increase was primarily due to distributions to non-controlling interest holders and higher net repayments under our long-term debt arrangements.

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

Refer to Note 12, “Long-Term Debt and Lines of Credit,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our long-term debt and settlement lines of credit.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of March 31, 2021, we had $10.4 million outstanding under these lines of credit with additional capacity of $137.2 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of March 31, 2021, there were no significant changes to the contractual obligations reported at December 31, 2020 in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-balance sheet transactions

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical accounting policies

Our critical accounting policies have not changed from those reported as of December 31, 2020 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values of our financial instruments are subject to risks relating to interest rates and foreign currency exchange rates.

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

As of March 31, 2021, we had approximately $589.5 million of debt outstanding, net of accrued interest, of which $500.0 million was subject to an interest rate hedge. The Company entered into the interest rate hedge in 2020, to reduce a portion of the exposure to market rate risk associated with its variable-rate debt. Refer to Note 13, “Derivatives,” in the notes to the accompanying unaudited condensed consolidated financial statements.

In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on March 31, 2021, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $0.9 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $0.9 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. There has been no significant change in our exposure to market risk during the quarter ended March 31, 2021. For additional detail regarding our exposure to foreign currency risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various claims and lawsuits incidental to its business. For additional information on legal proceedings, see Note 18, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the quarter ended March 31, 2021.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended March 31, 2021:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

January 1, 2021 to January 31, 2021	1,522	$27.10	—	$—
February 1, 2021 to February 28, 2021	45,677	$25.48	—	$—
March 1, 2021 to March 31, 2021	39,118	$30.11	—	$—
Total	86,317	$27.61

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

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

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	May 6, 2021
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	May 6, 2021
Thomas E. Panther	(principal financial officer)