Form 10-Q
period 2021-06-30
EVO Payments, Inc.
filed 2021-08-04
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 26, 2021, there were 47,328,935 shares of the registrant’s Class A common stock, par value $0.0001 per share and 3,820,074 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding. As of July 26, 2021, there were 32,163,538 common membership interests of EVO Investco, LLC (“Common Units”) issued and outstanding held by Blueapple, Inc., a Delaware corporation, which is controlled by entities affiliated with the registrant’s founder and Chairman of the board of directors, Rafik R. Sidhom, and subject to Blueapple, Inc.’s right to cause the registrant to use its commercially reasonable best efforts to pursue a public offering of an equivalent number of the registrant’s Class A  common stock and use the net proceeds therefrom to purchase such holder’s Common Units. As a result, the registrant believes that these Common Units are most appropriately viewed as equivalent to additional shares of Class A common stock when considering the registrant’s overall capitalization.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the continuing impact of the COVID-19 pandemic (including its variant strains) on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the impact of the COVID-19 pandemic; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (11) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (12) increased customer, referral partner, or sales partner attrition; (13) the incurrence of chargebacks; (14) failure to maintain or collect reimbursements; (15) fraud by merchants or others; (16) the failure of our third-party vendors to fulfill their obligations; (17) failure to maintain merchant and sales relationships or financial institution alliances; (18) ineffective risk management policies and procedures; (19) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (20) damage to our reputation, or the reputation of our partners; (21) seasonality and volatility; (22) our inability to recruit, retain and develop qualified personnel; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the planned phase out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under Item 1A “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

EVO, Inc. is the managing member of EVO, LLC and, as of June 30, 2021, was the owner of approximately 56.8% of the LLC Interests.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the remaining holders of LLC Interests (other than EVO, Inc.), which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners.
●	“LLC Interests” refers to the class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a Delaware S corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$376,230	$418,439
Accounts receivable, net	14,563	17,052
Other receivables	17,731	20,128
Due from related parties	756	625
Inventory	5,468	5,221
Settlement processing assets	337,580	285,705
Other current assets	15,754	14,659
Total current assets	768,082	761,829
Equipment and improvements, net	77,638	83,606
Goodwill, net	391,407	383,108
Intangible assets, net	211,135	217,077
Investment in unconsolidated investees	464	839
Deferred tax assets	229,161	234,749
Operating lease right-of-use assets	31,227	35,124
Investment in equity securities, at fair value	27,427	25,526
Other assets	16,519	15,863
Total assets	$1,753,060	$1,757,721

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$11,610	$13,718
Current portion of long-term debt	4,628	4,628
Accounts payable	6,956	9,482
Accrued expenses	108,358	113,127
Settlement processing obligations	442,533	446,344
Current portion of operating lease liabilities, inclusive of related party liability of $1.2 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively	6,876	6,614
Due to related parties	5,401	5,124
Total current liabilities	586,362	599,037
Long-term debt, net of current portion	577,159	579,162
Due to related parties	185	185
Deferred tax liabilities	21,619	13,957
Tax receivable agreement obligations, inclusive of related party liability of $165.3 million and $164.3 million at June 30, 2021 and December 31, 2020, respectively	175,754	173,890
ISO reserves	2,827	2,942
Operating lease liabilities, net of current portion, inclusive of related party liability of $1.7 million and $2.2 million at June 30, 2021 and December 31, 2020, respectively	26,484	30,968
Other long-term liabilities	8,205	7,047
Total liabilities	1,398,595	1,407,188
Commitments and contingencies
Redeemable non-controlling interests	1,079,798	1,055,633
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at June 30, 2021 and December 31, 2020. Liquidation preference: $163,380 and $158,647 at June 30, 2021 and December 31, 2020, respectively	158,945	154,118
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 47,322,665 and 46,401,607 shares at June 30, 2021 and December 31, 2020, respectively	5	5
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 0 and 32,163,538 shares at June 30, 2021 and December 31, 2020, respectively	—	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 0 and 1,720,425 shares at June 30, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,822,074 and 2,390,870 shares at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(706,557)	(675,209)
Accumulated other comprehensive (loss) income	(2,748)	1,045
Total EVO Payments, Inc. shareholders' deficit	(709,300)	(674,156)
Nonredeemable non-controlling interests	(174,978)	(185,062)
Total deficit	(884,278)	(859,218)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,753,060	$1,757,721

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$122,235	$94,283	$228,415	$205,452
Operating expenses:
Cost of services and products	18,028	19,212	35,155	42,341
Selling, general, and administrative	65,670	54,608	126,068	126,911
Depreciation and amortization	20,695	20,525	41,621	41,949
Impairment of intangible assets	—	782	—	782
Total operating expenses	104,393	95,127	202,844	211,983
Income (loss) from operations	17,842	(844)	25,571	(6,531)
Other expense:
Interest income	329	218	570	631
Interest expense	(6,061)	(7,332)	(12,159)	(17,199)
Income (loss) from investment in unconsolidated investees	52	175	(111)	215
Gain on investment in equity securities	2,506	—	2,266	—
Other expense, net	(846)	(1,756)	(608)	(1,805)
Total other expense	(4,020)	(8,695)	(10,042)	(18,158)
Income (loss) before income taxes	13,822	(9,539)	15,529	(24,689)
Income tax (expense) benefit	(7,045)	496	(11,575)	2,076
Net income (loss)	6,777	(9,043)	3,954	(22,613)
Less: Net income attributable to non-controlling interests in consolidated entities	2,157	1,049	3,225	2,088
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	1,457	(6,321)	(1,592)	(16,122)
Net income (loss) attributable to EVO Payments, Inc.	3,163	(3,771)	2,321	(8,579)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,445	1,771	4,827	1,771
Net income (loss) attributable to Class A common stock	$718	$(5,542)	$(2,506)	$(10,350)

Earnings per share
Basic	$0.01	$(0.13)	$(0.05)	$(0.25)
Diluted	$0.01	$(0.13)	$(0.05)	$(0.25)

Weighted-average Class A common stock outstanding
Basic	47,038,194	41,398,838	46,775,245	41,329,118
Diluted	47,038,194	41,398,838	46,775,245	41,329,118

Comprehensive income (loss):
Net income (loss)	$6,777	$(9,043)	$3,954	$(22,613)
Change in fair value of interest rate swap, net of tax(1)	(78)	(764)	311	(764)
Unrealized gain (loss) on foreign currency translation adjustment, net of tax (2)	13,722	13,116	(8,049)	(34,593)
Other comprehensive income (loss)	13,644	12,352	(7,738)	(35,357)
Comprehensive income (loss)	20,421	3,309	(3,784)	(57,970)
Less: Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	4,135	3,263	1,387	(486)
Less: Comprehensive income (loss) attributable to non-controlling interests of EVO Investco, LLC	6,803	(594)	(3,699)	(34,760)
Comprehensive income (loss) attributable to EVO Payments, Inc.	$9,483	$640	$(1,472)	$(22,724)

(1)	Net of tax (expense) benefit of $(0.1) million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Net of tax (expense) benefit of $(0.1) million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	Net of tax expense of $(0.6) million and $(1.5) million for the three months ended June 30, 2021 and 2020, respectively. Net of tax (expense) benefit of $(1.1) million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	income (loss)	(deficit)	interests	(deficit)	interests
Balance, January 1, 2021	152	$154,118	46,402	$5	32,164	$3	1,720	$—	2,391	$—	$—	$(675,209)	$1,045	$(674,156)	$(185,062)	$(859,218)	$1,055,633

Net loss	—	—	—	—	—	—	—	—	—	—	—	(842)	—	(842)	(257)	(1,099)	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(10,307)	(10,307)	(859)	(11,166)	(10,605)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	488
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(161)	(161)	(8,500)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,798	—	—	5,798	—	5,798	—
Vesting of equity awards	—	—	149	—	—	—	—	—	—	—	(2,383)	—	—	(2,383)	—	(2,383)	—
Exercise of stock options	—	—	136	—	—	—	—	—	—	—	2,813	—	—	2,813	—	2,813	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	157	—	—	—	(82)	—	(75)	—	(7,193)	—	—	(7,193)	7,193	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	113	—	—	113	—	113	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	173	—	—	173	—	173	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,382	—	—	—	—	—	—	—	—	(2,382)	—	—	(2,382)	—	(2,382)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	194	194	22	216	173
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	9,247	—	9,247	781	10,028	(10,028)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	(17,869)	—	(17,869)	(1,508)	(19,377)	19,377
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	3,061	(3,061)	—	—	—	—	—
Balance, March 31, 2021	152	156,500	46,844	5	32,164	3	1,638	—	2,316	—	—	(687,734)	(9,068)	(696,794)	(179,851)	(876,645)	1,044,814

Net income	—	—	—	—	—	—	—	—	—	—	—	3,163	—	3,163	199	3,362	3,415
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	6,387	6,387	576	6,963	6,759
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25)	(25)	(790)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,489	—	—	6,489	—	6,489	—
Vesting of equity awards	—	—	69	—	—	—	—	—	—	—	(1,096)	—	—	(1,096)	—	(1,096)	—
Exercise of stock options	—	—	278	—	—	—	—	—	—	—	4,529	—	—	4,529	—	4,529	—
Cancellation of Class B common stock	—	—	—	—	(32,164)	(3)	—	—	—	—	3	—	—	—	—	—	—
Conversion of Class C common stock to Class D common stock	—	—	—	—	—	—	(1,599)	—	1,599	—	—	—	—	—	—	—	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	132	—	—	—	(39)	—	(93)	—	(6,038)	—	—	(6,038)	6,038	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	112	—	—	112	—	112	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	156	—	—	156	—	156	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,445	—	—	—	—	—	—	—	—	(2,445)	—	—	(2,445)	—	(2,445)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	(67)	(67)	(1)	(68)	(10)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(13,977)	—	—	(13,977)	(1,129)	(15,106)	15,106
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(9,719)	—	—	(9,719)	(785)	(10,504)	10,504
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	21,986	(21,986)	—	—	—	—	—
Balance, June 30, 2021	152	$158,945	47,323	$5	—	$—	—	$—	3,822	$—	$—	$(706,557)	$(2,748)	$(709,300)	$(174,978)	$(884,278)	$1,079,798

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,954	$(22,613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,621	41,949
Unrealized gain on equity securities	(2,266)	—
Amortization of deferred financing costs	1,337	1,337
Change in fair value of contingent consideration	—	(97)
Loss on disposal of equipment and improvements	628	1,052
Share-based compensation expense	12,287	9,475
Impairment of intangible assets	—	782
Accrued interest expense	—	(4,133)
Unrealized gain on forwards	(1,804)	—
Deferred taxes, net	10,954	(3,411)
Other	503	(325)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,285	1,581
Other receivables	2,653	7,236
Inventory	(293)	569
Other current assets	568	(512)
Operating lease right-of-use assets	3,334	3,889
Other assets	(957)	(482)
Related parties, net	206	(1,931)
Accounts payable	1,845	(5,828)
Accrued expenses	(5,340)	(13,370)
Settlement processing funds, net	(56,839)	26,198
Operating lease liabilities	(3,680)	(3,849)
Other	590	(52)
Net cash provided by operating activities	11,586	37,465
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,054)	—
Purchase of equipment and improvements	(19,959)	(8,674)
Acquisition of intangible assets	(4,600)	(2,921)
Collections of notes receivable	32	24
Net cash used in investing activities	(38,581)	(11,571)
Cash flows from financing activities:
Proceeds from long-term debt	4,197	185,928
Repayments of long-term debt	(9,596)	(262,107)
Contingent consideration paid	(320)	(1,006)
Deferred cash consideration paid	—	(545)
Repurchases of shares to satisfy minimum tax withholding	(3,479)	(1,195)
Proceeds from issuance of redeemable preferred stock	—	149,250
Redeemable preferred stock issuance costs	—	(1,660)
Proceeds from exercise of common stock options	7,342	566
Distributions to non-controlling interest holders	(9,476)	(74)
Contribution from non-controlling interest holders	488	—
Net cash (used in) provided by financing activities	(10,844)	69,157
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,285)	(8,395)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(42,124)	86,656
Cash, cash equivalents, and restricted cash, beginning of period	418,539	304,089
Cash, cash equivalents, and restricted cash, end of period	$376,415	$390,745

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 56.8% of the membership interests of EVO, LLC as of June 30, 2021. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

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

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the unaudited condensed consolidated statements of changes in equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however, these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of June 30, 2021 and December 31, 2020, settlement-related cash balances were $121.0 million and $163.5 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of June 30, 2021 and December 31, 2020, merchant reserves were $103.7 million and $109.9 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amount shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$376,230	$418,439
Restricted cash included in other assets	185	100
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$376,415	$418,539

(e)	Derivatives

The Company recognizes derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of a particular derivative, whether the Company has elected to designate or not designate such derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

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

The Company entered into a foreign currency swap and window forward contracts in June 2021 to mitigate its exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The Company elected not to designate the foreign currency swap and window forward contracts as a cash flow hedge and such derivatives are not subject to hedge accounting as a result.

Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive (loss) income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a cash flow hedge are recorded as a component of other income (expense).

Refer to Note 14, “Derivatives,” and Note 18, “Fair Value,” for further information on the derivative instruments.

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

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. The revenue recognized from the sale and rental of POS equipment totaled $9.8 million and $9.4 million for the three months ended June 30, 2021 and 2020, respectively. The revenue recognized from the sale and rental of POS equipment totaled $19.6 million and $19.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

The table below presents a disaggregation of the Company’s revenue by segment and by division. Beginning in the first quarter of 2021, the Company reclassified certain merchant portfolios from the Direct and Tech-enabled divisions into the Traditional division as part of strategic channel realignment. The Company adjusted the presentation of comparative results for the three and six months ended June 30, 2020 to reflect this reclassification.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$32,449	$35,874	$68,323	$61,353	$64,096	$125,449
Tech-enabled	33,623	9,382	43,005	64,782	16,913	81,695
Traditional	10,907	—	10,907	21,271	—	21,271
Totals	$76,979	$45,256	$122,235	$147,406	$81,009	$228,415

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$22,419	$25,707	$48,126	$53,992	$56,765	$110,757
Tech-enabled	28,525	6,624	35,149	57,043	15,863	72,906
Traditional	11,008	—	11,008	21,789	—	21,789
Totals	$61,952	$32,331	$94,283	$132,824	$72,628	$205,452

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

A summary of settlement processing assets and obligations is as follows:

	June 30,	December 31,
	2021	2020

	(In thousands)
Settlement processing assets:
Receivable from card networks	$243,300	$198,053
Receivable from merchants	94,280	87,652
Totals	$337,580	$285,705

Settlement processing obligations:
Settlement liabilities due to merchants	$(338,795)	$(336,440)
Merchant reserves	(103,738)	(109,904)
Totals	$(442,533)	$(446,344)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2021		2020

Numerator:
Net income (loss) attributable to EVO Payments, Inc.	$3,163	$2,321	$(3,771)	$(8,579)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,445	4,827	1,771	1,771
Less: Allocation of undistributed earnings to preferred shares	129	—	—	—
Undistributed income (loss) attributable to shares of Class A common stock	$589	$(2,506)	$(5,542)	$(10,350)

Denominator:
Weighted-average Class A common stock outstanding	47,038,194	46,775,245	41,398,838	41,329,118
Effect of dilutive securities	—	—	—	—
Total dilutive securities	47,038,194	46,775,245	41,398,838	41,329,118

Earnings per share:
Basic	$0.01	$(0.05)	$(0.13)	$(0.25)
Diluted	$0.01	$(0.05)	$(0.13)	$(0.25)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	152,250	118,788	59,394
Stock options	6,081,132	5,785,041	5,714,359	4,813,692
RSUs	1,451,977	1,369,429	1,289,893	1,158,882
RSAs	291	621	4,127	4,459
Class C common stock	965,197	1,328,614	2,317,955	2,318,450
Class D common stock	2,934,418	2,655,306	4,339,978	4,342,368

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through June 30, 2021, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $206.8 million ($185.1 million net of amortization) and $175.8 million, respectively at June 30, 2021, and approximately $204.6 million ($188.4 million net of amortization) and $173.9 million, respectively at December 31, 2020. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of June 30, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges or sales of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(6) Acquisition

The Company determined the pro forma impact of the acquisition described below was not significant to the Company’s operating results and is, therefore, not separately presented.

In June 2021, subsidiaries of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Pago Fácil Tecnologia SpA and PST Pago Fácil SpA (together, “Pago Fácil”), a leading eCommerce payment gateway in Chile, in partnership with its joint venture partner Banco de Crédito e Inversiones (“BCI”). The total consideration paid for the acquisition was $20.9 million, which includes an upfront payment of $18.0 million, deferred consideration of $0.9 million payable nine months after the closing date, and a holdback liability of $2.0 million payable 18 months after the closing date.

The preliminary purchase price allocation of the net assets acquired in the Pago Fácil acquisition is provided in the table below:

	As of the	Estimated
	acquisition date	Useful Life
Definite-lived intangible assets	(In thousands )
Acquired software	$9,400	5 years
Customer relationships	2,800	7 years
Trademarks	420	2 years
Non-compete agreement	140	3 years
Deferred tax liability	(3,445)
Other assets, net	1,054
Goodwill	10,531
Total purchase price	$20,900

These allocations of purchase price are preliminary, specifically with regards to deferred tax liability, because the Company has not yet completed its analysis of the historical tax records. Thus, the measurements of fair value set forth above are subject to change. The Company expects to finalize the valuations as soon as practical, but not later than one year from the acquisition date. Goodwill generated from the Pago Fácil acquisition is not deductible for tax purposes. Pago Fácil is presented in the Company’s Americas segment.

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of June 30, 2021 and December 31, 2020. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.41 years and 6.79 years at June 30, 2021 and December 31, 2020, respectively. The Company had no significant short-term leases as of June 30, 2021 and December 31, 2020.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 6.30% and 6.45% as of June 30, 2021 and December 31, 2020, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $2.8 million for the three months ended June 30, 2021 and 2020. These costs are included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Operating lease costs for the six months ended June 30, 2021 and 2020 were $5.5 million and $5.8 million, respectively. Total lease costs include variable lease costs of approximately $0.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, which are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Total lease costs include variable lease costs of $1.0 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2021 and 2020 was $4.7 million and $5.6 million, respectively, which is included as a component of cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

As of June 30, 2021, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2021 (remainder of the year)	$4,150
2022	8,518
2023	6,213
2024	5,349
2025	4,542
2026 and thereafter	12,503
Total future minimum lease payments (undiscounted)	41,275
Less: present value discount	(7,915)
Present value of lease liability	$33,360

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	June 30,	December 31,
	Years	2021	2020

		(In thousands)
Card processing equipment	3-5	$149,374	$143,514
Office equipment	3-5	45,067	44,049
Computer software	3	60,004	54,192
Leasehold improvements	various	19,115	19,090
Furniture and fixtures	5-7	4,523	4,547
Totals		278,083	265,392
Less accumulated depreciation		(203,268)	(185,010)
Foreign currency translation adjustment		2,823	3,224
Totals		$77,638	$83,606

Depreciation expense related to equipment and improvements was $9.9 million and $9.8 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense related to equipment and improvements was $19.9 million for the six months ended June 30, 2021 and 2020.

In the six months ended June 30, 2021, gross equipment and improvements, and accumulated depreciation were each reduced by $4.1 million and $3.5 million, respectively, and in the six months ended June 30, 2020 by $3.4 million and $2.3 million, respectively, primarily related to asset retirements. The Company infrequently sells or disposes of assets that are not fully depreciated, and this activity represents an insignificant portion of the total reduction.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	June 30, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$296,381	$(189,010)	$(5,685)	$(28,530)	$73,156
Marketing alliance agreements	186,081	(75,364)	(7,557)	(18,689)	84,471
Internally developed and acquired software	104,556	(45,675)	(10,191)	(1,098)	47,592
Trademarks, definite-lived	22,048	(12,040)	(901)	(3,330)	5,777
Non-compete agreements	6,602	(6,461)	-	(2)	139
Total	$615,668	$(328,550)	$(24,334)	$(51,649)	$211,135

	December 31, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(181,062)	$(5,685)	$(28,205)	$78,629
Marketing alliance agreements	186,081	(69,446)	(7,557)	(18,104)	90,974
Internally developed and acquired software	90,881	(38,828)	(10,191)	(871)	40,991
Trademarks, definite-lived	21,629	(11,060)	(901)	(3,224)	6,444
Non-compete agreements	6,462	(6,425)	-	2	39
Total	$598,634	$(306,821)	$(24,334)	$(50,402)	$217,077

Amortization expense related to intangible assets was $10.8 million and $10.7 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $21.7 million and $22.0 million for the six months ended June 30, 2021 and 2020, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to June 30, 2021:

(In thousands)
Years ending:
2021 (remainder of the year)	$20,699
2022	39,369
2023	34,506
2024	22,159
2025	18,089
2026 and thereafter	76,313
Total	$211,135

For the three months ended June 30, 2021, there were no impairments of intangible assets. For the quarter ended June 30, 2020, the Company recognized an impairment charge of $0.8 million related to the retirement of certain trademarks driven by an internal reorganization.

The following represents intangible assets, net by segment:

	June 30,	December 31,
	2021	2020

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$56,471	$59,149
Marketing alliance agreements	61,033	63,946
Internally developed and acquired software	32,676	24,615
Trademarks, definite-lived	1,732	1,582
Non-compete agreements	134	22
Total	152,046	149,314

Europe
Merchant contract portfolios and customer relationships	16,685	19,480
Marketing alliance agreements	23,438	27,028
Internally developed and acquired software	14,916	16,376
Trademarks, definite-lived	4,045	4,862
Non-compete agreements	5	17
Total	59,089	67,763

Total intangible assets, net	$211,135	$217,077

The change in the carrying amount of goodwill for the six months ended June 30, 2021, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2020	$266,848	$140,551	$407,399
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2020	266,848	116,260	383,108
Business combinations	10,531	—	10,531
Foreign currency translation adjustment	828	(3,060)	(2,232)
Goodwill, net, as of June 30, 2021	$278,207	$113,200	$391,407

(10)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Compensation and related benefits	$16,860	$21,398
Third-party processing and payment network fees	44,807	40,224
Trade payables	6,030	8,306
Taxes payable	9,635	14,504
Commissions payable to third parties and agents	16,775	15,759
Unearned revenue	4,999	4,627
Other	16,208	17,791
Total accounts payable and accrued expenses	$115,314	$122,609

(11) Related Party Transactions

Related party balances consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Due from related parties, current	$756	$625
Due to related parties, current	(5,401)	(5,124)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary.

Due to related parties, current, consists of $4.3 million and $3.8 million as of June 30, 2021 and December 31, 2020, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $1.1 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively, representing commissions payable to unconsolidated investees of the Company.

Due to related parties, long-term, consists of ISO commission reserves.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of June 30, 2021 and December 31, 2020, the liability related to this lease amounted to $2.5 million and $3.1 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets. The Company subleased a portion of this office space to an unconsolidated investee. Sublease income was less than $0.1 million for the six months ended June 30, 2021. Sublease income was less than $0.1 million for the three and six months ended June 30, 2020. The sublease was terminated in February 2021.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of June 30, 2021 and December 31, 2020, these lease liabilities amounted to $0.5 million and $0.3 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $3.5 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively. Related party commission expense incurred with unconsolidated investees of the Company amounted to $6.4 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million for the three and six months ended June 30, 2021 and 2020.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member and holder of LLC interests of EVO, LLC. Blueapple is controlled by entities affiliated with the Company’s founder and chairman, Rafik R. Sidhom. The expense related to these services was less than $0.1 million for the three months ended June 30, 2021 and 2020. The expense related to these services was $0.1 million for the six months ended June 30, 2021 and 2020.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the three months ended June 30, 2021 and 2020, the Company paid commissions of less than

$0.1 million and $0.2 million related to this activity, respectively. For the six months ended June 30, 2021 and 2020, the Company paid commissions of $0.1 million and $0.3 million related to this activity, respectively.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For the three months ended June 30, 2021 and 2020, the Company paid $0.4 million and $0.1 million in commissions and other expenses to NFP, respectively. For the six months ended June 30, 2021 and 2020, the Company paid $0.5 million and $0.2 million in commissions and other expenses to NFP, respectively.

On April 21, 2020, the Company issued 152,250 shares of Preferred Stock to an affiliate of MDP for a purchase price of $985.221685 per share. The Company also reimbursed MDP for $0.8 million of expenses in connection with the offer and sale of the Preferred Stock. Refer to Note 16, “Redeemable Preferred Stock,” for additional details regarding the transaction.

(12)	Income Taxes

The Company’s effective tax rate (“ETR”) was 51.0% and 74.5% for the three and six months ended June 30, 2021, respectively. The Company’s ETR was 5.20% and 8.41% for the three and six months ended June 30, 2020, respectively. The Company recorded a net discrete tax (benefit) expense of $(0.3) million and $3.3 million in the three and six months ended June 30, 2021 primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. The Company recorded a tax benefit of $0.7 million and $2.6 million in the three and six months ended June 30, 2020 from a release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The variance in the ETR for the three and six months ended June 30, 2021 and 2020 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended June 30, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. The Company has established $10.6 million of valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

The Company has entered into a first lien senior secured credit facility and a second lien senior secured credit facility pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, and June 14, 2018 (the “Senior Secured Credit Facilities”). As of June 30, 2021, the Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $665.0 million that are scheduled to mature in June 2023 and December 2023, respectively.

As of June 30, 2021 and December 31, 2020, the Company’s long-term debt consists of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
First lien term loan	$587,873	$591,169
Less debt issuance costs	(6,086)	(7,379)
Total long-term debt	581,787	583,790
Less current portion of long-term debt, net of current portion of debt issuance costs	(4,628)	(4,628)
Total long-term debt, net of current portion	$577,159	$579,162

Principal payment requirements on the above obligations in each of the years remaining subsequent to June 30, 2021 are as follows:

Years ending:	(In thousands)
2021 (remainder of the year)	$3,297
2022	6,593
2023	577,983
2024	—
2025	—
2026 and thereafter	—
Total	$587,873

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of June 30, 2021, the Company was in compliance with all its financial covenants.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At June 30, 2021 and December 31, 2020, the Company had $11.7 million and $13.9 million outstanding under these lines of credit, respectively, with additional capacity of $148.9 million and $137.1 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 3.5% and 2.6% as of June 30, 2021 and December 31, 2020, respectively.

Refer to Note 13, "Long-Term Debt and Lines of Credit," to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for discussion regarding the Company’s long-term debt and lines of credit.

(14)	Derivatives

Designated Derivatives

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

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the quarter ended June 30, 2021.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(324)
Interest Rate Swap - long-term portion	Other assets	$211

	December 31, 2020
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(341)
Interest Rate Swap - long-term portion	Other long-term liabilities	$(192)

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

The table below presents the effect of hedge accounting on accumulated other comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2021		2020

	(In thousands)
Beginning accumulated derivative loss in accumulated other comprehensive (loss) income	$(88)	$(533)	$—	$—
Derivative (loss) gain recognized in the current period in accumulated other comprehensive (loss) income	(143)	214	(878)	(878)
Less: Derivative loss reclassified from accumulated other comprehensive (loss) income to interest expense	(118)	(206)	(15)	(15)
Ending accumulated derivative loss in accumulated other comprehensive (loss) income	$(113)	$(113)	$(863)	$(863)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2021		2020

	(In thousands)
Total interest expense including the effects of cash flow hedges	$(6,061)	$(12,159)	$(7,332)	$(17,199)
Derivative loss reclassified from accumulated other comprehensive (loss) income into interest expense	$(118)	$(206)	$(15)	$(15)

The Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense over the next 12 months.

Non-designated Derivatives

In June 2021, the Company entered into a foreign currency swap and window forward contracts with notional amounts of approximately $31.0 million and $67.8 million, respectively, to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances.

The foreign currency swap and window forwards are recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the foreign currency swap and window forwards and its classification on the unaudited condensed consolidated balance sheets as of June 30, 2021:

		June 30, 2021
	Settlement	Balance Sheet	Fair Value
	Dates	Location	(In thousands)

Foreign Currency Swap	July 7, 2021	Accrued expenses	$(163)
Window Forwards	July 1 - September 1, 2021	Other current assets	$1,804

The Company did not designate the foreign currency swap and window forwards as an accounting hedge. Any unrealized gains or losses resulting from adjusting the swap and forwards to fair value are recorded as a component of other income (expense), to offset the unrealized gains or losses recorded within other income (expense) from the remeasurement of the intercompany balances being hedged. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the unaudited condensed consolidated statements of cash flows.

The table below presents the unrealized gains (losses) on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021:

	Location of Unrealized	Three Months Ended June 30,	Six Months Ended June 30,
	Gain or (Loss)	2021
		(In thousands)
Foreign Currency Swap	Other income (expense)	$(163)	$(163)
Window Forwards	Other income (expense)	$1,804	$1,804

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$10,776	$19,372
Income taxes paid	5,561	7,359

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$2,197	$2,335
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(2,559)	(6,701)
Acquisition holdback payable	2,000	—
Acquisition deferred consideration payable	900	—
Accrual of redeemable preferred stock paid-in-kind-dividends	4,827	1,771
Exchanges of Class C and Class D common stock for Class A common stock	13,231	882

(16)     Redeemable Preferred Stock

On April 21, 2020, the Company issued 152,250 shares of Preferred Stock. The Company received approximately $149.3 million in total net proceeds from the sale of the Preferred Stock and incurred approximately $1.7 million in stock issuance costs as part of the sale.

The Preferred Stock ranks senior to the Class A common stock with respect to dividends and distributions on liquidation, winding-up, and dissolution. Each share of Preferred Stock had an initial liquidation preference of $1,000 per share. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind (“PIK”) dividends, which are payable semi-annually in arrears by increasing the liquidation preference for each outstanding share of Preferred Stock. These PIK dividends accrue at an annual rate of (i) 6.00% per annum for the first ten years and (ii) 8.00% per annum thereafter. At the 2021 annual meeting of stockholders, the Company’s stockholders voted to approve the elimination of the limitation on conversion of the Preferred Stock in the event the conversion results in Class A Common Stock ownership in excess of 19.99% of the aggregate voting power as required by Nasdaq Listing Rule 5635. Holders of Preferred Stock are also entitled, on an as-converted basis, to participate in and receive any dividends declared or paid on the Class A Common Stock, and no dividends may be paid to holders of Class A Common Stock unless full participating dividends are concurrently paid to holders of Preferred Stock.

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net income (loss) attributable to Class A common stockholders on the unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2021, the carrying value of the preferred stock has been increased by $2.4 million and $4.8 million, respectively, for the accretion of the PIK dividend. For the three and six months ended June 30, 2020, the carrying value of the preferred stock has been increased by $1.8 million for the accretion of the PIK dividend.

Each holder of Preferred Stock has the right, at its option, to convert its Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Class A Common Stock, at any time. The number of shares of Class A Common Stock into which a share of Preferred Stock will convert at any time is equal to the product of (i) the then-effective conversion rate and (ii) the quotient obtained by dividing the sum of the then-effective liquidation preference per share of Preferred Stock and the amount of any accrued and unpaid PIK dividends by the initial liquidation preference of $1,000. The conversion rate of the Preferred Stock was initially set at 63.2911 shares of Class A Common Stock, based on an implied conversion price of $15.80 per share of Class A Common Stock. The conversion rate is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. The conversion rate is also subject to adjustment for certain antidilutive offerings occurring during the first nine months following the issuance of the Preferred Stock, subject to certain caps set forth in the certificate of designations for the Preferred Stock. The Company has the right to settle any conversion at the request of a holder of Preferred Stock in cash based on the last reported sale price of the Class A Common Stock.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the unaudited condensed consolidated balance sheets. If a change of control were to occur as of June 30, 2021, the Company might have been required to repurchase the Preferred Stock for $245.1 million. As of June 30, 2021, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

In October 2020, the Company, through its Mexican subsidiary, formed a joint venture with BCI, pursuant to which the Company owns 50.1% and BCI owns 49.9% of the equity of the Chilean subsidiary pursuant to the terms of a shareholders agreement between the parties. Under the shareholders agreement, BCI has the option to compel the Company to purchase BCI’s shares in the Chilean subsidiary at a price per share based on the fair value of the shares. The option becomes effective two years after the agreement date. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value within the mezzanine equity section of the unaudited condensed consolidated balance sheets. At each balance sheet date, the RNCI is reported at its redemption value, which represents the estimated fair value, with a corresponding adjustment to additional paid-in capital, or accumulated deficit in absence of additional paid-in capital.

As of June 30, 2021, EVO, Inc. owns 56.8% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the Nasdaq stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the six months ended June 30, 2021 and for the year ended December 31, 2020:

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	488	488
Distributions	—	(9,290)	—	(9,290)
Net (loss) income attributable to RNCI	(1,407)	3,602	(504)	1,691
Unrealized loss on foreign currency translation adjustment	(2,008)	(1,674)	(164)	(3,846)
Unrealized gain on change in fair value of interest rate swap	163	—	—	163
Increase in the maximum redemption amount of RNCI	29,881	8,228	—	38,109
Allocation of eService fair value RNCI adjustment to Blueapple	(3,150)	—	—	(3,150)
Ending balance, June 30, 2021	$892,217	$187,302	$279	$1,079,798

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2020	$902,258	$150,190	$—	$1,052,448
Contributions	—	—	505	505
Distributions	—	(4,537)	—	(4,537)
Net (loss) income attributable to RNCI	(8,068)	7,004	(85)	(1,149)
Unrealized gain on foreign currency translation adjustment	3,658	1,546	39	5,243
Unrealized loss on change in fair value of interest rate swap	(223)	—	—	(223)
Purchase of Blueapple Class B common stock in connection with secondary offerings	(51,350)	—	—	(51,350)
Increase in maximum redemption amount in connection with purchase of Blueapple Class B common stock	1,650	—	—	1,650
Increase in the maximum redemption amount of RNCI	33,382	32,233	—	65,615
Allocation of eService fair value RNCI adjustment to Blueapple	(12,569)	—	—	(12,569)
Ending balance, December 31, 2020	$868,738	$186,436	$459	$1,055,633

(18)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	June 30, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$38,362	$—	$—	$38,362
Contingent consideration	—	—	(910)	(910)
Blueapple RNCI	(892,217)	—	—	(892,217)
eService RNCI	—	—	(187,302)	(187,302)
Chile RNCI	—	—	(279)	(279)
Interest rate swap	—	(113)	—	(113)
Foreign currency swap	—	(163)	—	(163)
Window forwards	—	1,804	—	1,804
Investment in equity securities	—	27,427	—	27,427
Total	$(853,855)	$28,955	$(188,491)	$(1,013,391)

	December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$39,578	$—	$—	$39,578
Contingent consideration	—	—	(1,000)	(1,000)
Blueapple RNCI	(868,738)	—	—	(868,738)
eService RNCI	—	—	(186,436)	(186,436)
Chile RNCI	—	—	(459)	(459)
Interest rate swap	—	(533)	—	(533)
Investment in equity securities	—	25,526	—	25,526
Total	$(829,160)	$24,993	$(187,895)	$(992,062)

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

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 12.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 17.5%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of June 30, 2021 were 4.00x-4.50x and 8.00x-10.00x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI approximates its carrying amount as of June 30, 2021, given the proximity of the transaction date (i.e. formation of the joint venture and its beginning of operations in early June 2021, after securing approval from the Comisién Para el Mercado Financiero (“CMF”)) and the measurement date.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of June 30, 2021. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the interest rate swap was a $0.1 million liability and $0.5 million liability at June 30, 2021 and December 31, 2020, respectively.

In June 2021, the Company entered into a foreign currency swap and window forward contracts to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The fair value of the foreign currency swaps and window forward contracts were determined based on an estimate of the expected cash flows using the mark-to-market rate as of June 30, 2021. The Company also considers counterparty credit risk in the determination of fair value. The mark-to-market rates are derived from observable inputs and thus fall within Level 2 of the valuation hierarchy. As described in Note 14, “Derivatives,” the fair value of the foreign currency swap and window forward contracts were a $0.2 million liability and $1.8 million asset, respectively, at June 30, 2021.

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

The Visa Series A preferred stock, which is presented in investments in equity securities on the unaudited condensed consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a gain of $2.5 million and $2.3 million for the three and six months ended June 30, 2021, respectively. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €6.5 million ($7.4 million based on the foreign exchange rate at the time of the acquisition) as of each of June 30, 2021 and December 31, 2020, and is presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $21.9 million and $20.4 million as of June 30, 2021 and December 31, 2020, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of June 30, 2021, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of long-term debt as of June 30, 2021 and December 31, 2020 was $586.8 million and $592.6 million, respectively. The estimated fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is based on quoted bid-ask spreads within the lender syndicate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Segment revenue:
Americas	$76,979	$61,952	$147,406	$132,824
Europe	45,256	32,331	81,009	72,628
Revenue	$122,235	$94,283	$228,415	$205,452

Segment profit:
Americas	$37,781	$22,820	$67,757	$42,780
Europe	17,055	6,794	26,181	15,617
Total segment profit	54,836	29,614	93,938	58,397
Corporate	(10,255)	(6,673)	(16,137)	(17,182)
Depreciation and amortization	(20,695)	(20,525)	(41,621)	(41,949)
Net interest expense	(5,732)	(7,114)	(11,589)	(16,568)
Provision for income tax (expense) benefit	(7,045)	496	(11,575)	2,076
Share-based compensation expense	(6,489)	(5,890)	(12,287)	(9,475)
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	1,457	(6,321)	(1,592)	(16,122)
Net income (loss) attributable to EVO Payments, Inc.	$3,163	$(3,771)	$2,321	$(8,579)

Capital expenditures:
Americas	$4,025	$1,775	$6,688	$5,606
Europe	5,073	1,733	13,271	3,068
Consolidated total capital expenditures	$9,098	$3,508	$19,959	$8,674

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	June 30,	December 31,
	2021	2020

	(In thousands)
Long-lived assets:
Poland	$37,935	$40,945
United States	25,078	30,334
Mexico	20,200	20,862
Other	25,652	26,589
Totals	$108,865	$118,730

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended June 30, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 39.5%, 20.3%, and 17.2%, respectively. For the three months ended June 30, 2020, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 47.8%, 17.1%, and 15.0%, respectively. For the six months ended June 30, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 40.6%, 20.8%, and 16.6%, respectively. For the six months ended June 30, 2020, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 43.7%, 18.0%, and 16.8%, respectively. For the three and six months ended June 30, 2021 and 2020, there is no one customer that represents more than 10% of total revenue.

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

Following the Reorganization Transactions and the IPO until May 24, 2021 the Company had four classes of common stock: Class A common stock, Class B common stock (classified as redeemable non-controlling interest), Class C common stock (classified as non-redeemable non-controlling interest) and Class D common stock (classified as non-redeemable non-controlling interest).

On May 25, 2021, pursuant to the Company's amended and restated certificate of incorporation, all 32,163,538 outstanding shares of Class B common stock were automatically cancelled for no consideration and each outstanding share of Class C common stock was automatically converted into one share of Class D common stock. Following the cancellation of Class B common stock, Blueapple continues to hold 32,163,538 LLC Interests and maintains all of its rights under the EVO LLC Agreement.

Following these changes in the Company’s equity capital structure, the Company has two classes of common stock outstanding: Class A common stock and Class D common stock (classified as non-redeemable non-controlling interest).

The Company has one class of preferred stock outstanding, which is convertible (subject to certain limitations) into shares of Class A common stock. The Preferred Stock was issued on April 21, 2020 in connection with an investment by MDP. Refer to Note 16, “Redeemable Preferred Stock,” for additional details regarding the transaction.

The voting and economic rights associated with our classes of common and preferred stock are summarized in the following table:

Class of Common Stock	Holders	Voting rights	Economic rights

Class A common stock	Public, MDP, Executive Officers, and Current and Former Employees	One vote per share	Yes
Class D common stock	MDP and Current and Former Employees, and Executive Officers	One vote per share	No
Series A Preferred Stock	MDP	On an as-converted basis*	Yes

*  Subject to certain voting caps as specified in the certificate of designations for the Preferred Stock

Following the cancellation of Class B common stock on May 25, 2021, Blueapple continues to hold 32,163,538 LLC Interests and maintains all of its rights under the EVO LLC Agreement, including the sale right that provides that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon the Company’s receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests.

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Share-based compensation expense	$6,489	$5,890	$12,287	$9,475
Income tax benefit	$(963)	$(726)	$(1,921)	$(1,124)

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million for the three months ended June 30, 2021 and 2020. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million for the six months ended June 30, 2021 and 2020.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted-average grant date fair value

Balance at December 31, 2020	4	$16.00
Granted	—	—
Vested	(4)	16.00
Forfeited	—	—
Balance at June 30, 2021	—	$16.00

As of June 30, 2021 and 2020, total unrecognized share-based compensation expense related to outstanding RSAs was less than $0.1 million. The total fair value of shares vested during the six months ended June 30, 2021 and 2020, was less than $0.1 million.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $3.2 million and $2.4 million, for the three months ended June 30, 2021 and 2020, respectively. The Company recognized share-based compensation expense for RSUs granted of $5.7 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2020	1,149	$22.92
Granted	625	25.60
Vested	(343)	22.85
Forfeited	(48)	21.50
Balance at June 30, 2021	1,384	$24.20

As of June 30, 2021 and 2020, total unrecognized share-based compensation expense related to outstanding RSUs was $28.9 million and $25.1 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.4 years as of June 30, 2021 and 2.8 years as of June 30, 2020. The total fair value of shares vested during the six months ended June 30, 2021 and 2020, was $7.8 million and $5.2 million respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $2.9 million and $3.5 million, for the three months ended June 30, 2021 and 2020, respectively. The Company recognized share-based compensation expense for the service-based stock options granted of $6.0 million and $5.4 million, for the six months ended June 30, 2021 and 2020, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2020	5,084	$7.60	$21.06	8.36	$30,405
Granted	1,087	9.74	25.68	—	—
Exercised	(414)	6.35	17.74	—	4,502
Forfeited	(131)	7.93	22.20	—	—
Balance at June 30, 2021	5,627	$8.10	$22.17	8.17	$31,451

Exercisable at June 30, 2021	2,410	$7.22	$19.21	7.61	$20,578

As of June 30, 2021 and 2020, total unrecognized share-based compensation expense related to unvested service-based stock options was $24.9 million and $29.5 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.5 years as of June 30, 2021 and 2.4 years as of June 30, 2020. Stock options granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual installments over a period of four years from grant date. Fifty percent of stock options granted as part of a special, one-time grant on March 29, 2020 vested in August 2020 and the remaining 50% vested upon the first anniversary of the grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Six Months Ended June 30,
	2021	2020

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	1.16%	0.86%
Expected volatility	34.60%	30.22%
Dividend yield	0.00%	0.00%
Weighted-average fair value at grant date	$9.74	$6.83

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

Market and Service-Based Stock Options

During the quarter ended March 31, 2021, 287,395 stock options with a fair value of approximately $2.9 million were granted to the Company’s CEO. These options vest only upon the satisfaction of certain market-based and service-based vesting conditions. The market-based vesting condition, which was met in the second quarter of 2021, required that the twenty trading day trailing average price for the Company’s Class A common stock must equal or exceed 110% of the closing price of the Company’s Class A common stock on the grant date for a period of twenty consecutive trading days. In addition, the options are subject to a service-based vesting condition that is satisfied in three equal annual installments on the first, second and third anniversaries of the grant date.

For the purpose of calculating share-based compensation expense, the fair value of this grant was determined through the application of the Monte-Carlo simulation model with the following assumptions:

Six Months Ended June 30,
2021

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $0.4 million and $0.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, total unrecognized share-based compensation expense related to these stock options was $2.3 million. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.8 years as of June 30, 2021.

(23)    Subsequent Events

In July 2021, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Anderson Zaks Ltd., an omni-channel payment gateway provider based in the United Kingdom that will enhance our tech-enabled capabilities. This acquisition is not material to the Company’s financial position, results of operations, or cash flows.

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

We are one of only a few global, omni-channel merchant acquirers and payment processors, with approximately 2,100 employees on four continents, servicing over 550,000 merchants in the Americas and Europe. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution referral partnerships, (2) our three proprietary, in-market processing platforms that are connected through a single point of integration and (3) a comprehensive suite of payment and commerce solutions.

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

Our business operations are organized across two segments: the Americas and Europe; and are comprised of three sales distribution channels: the Tech-enabled division, the Direct division, and the Traditional division. Our Europe segment is comprised of Western Europe (Spain, United Kingdom, Ireland, Germany, Gibraltar, and Malta) and Central and Eastern Europe (Poland and the Czech Republic). Our Americas segment is comprised of the United States, Canada, Mexico, and Chile. In both Europe and the Americas, our payment technology solutions enable our customers to accept all forms of digital payments, including credit and debit card, gift card, and ACH, among other forms of electronic payments, such as market-specific payment solutions. In both segments, we distribute our products and services through a combination of bank referral partnerships, a direct sales force, and specialized integrated solution companies. Our distribution in the Americas segment also leverages independent sales agents in the United States. In our Europe segment, we also provide ATM acquiring and processing services to financial institutions and third-party ATM providers.

Our Tech-enabled division includes our ISV, B2B, and eCommerce businesses. Our Direct division includes long-term, exclusive referral relationships with leading financial institutions as well as our direct sales force, such as our direct salespersons and call center representatives, and independent merchant referral relationships. Our Traditional division, unlike our Direct and Tech-enabled divisions, represents a merchant portfolio which is not actively managed by the Company. This division only exists in the United States, as it represents our heritage independent sales organizations relationships, and its profits are used to invest in our growth opportunities, such as tech-enabled capabilities and M&A.

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

Executive overview

The Company delivered solid financial performance in the three and six months ended June 30, 2021, as demonstrated by the highlights below:

●	Revenue for the three months ended June 30, 2021 was $122.2 million, an increase of 29.6% compared to the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 was $228.4 million, an increase of 11.2% compared to the six months ended June 30, 2020. The increase was primarily due to an increase in transactions resulting from the easing of governmental restrictions due to COVID-19 and increased card adoption.
●	Americas segment profit for the three months ended June 30, 2021 was $37.8 million, 65.6% higher than the three months ended June 30, 2020. Americas segment profit for the six months ended June 30, 2021 was $67.8 million, 58.4% higher than the six months ended June 30, 2020. The increase in Americas segment profit was due to the increase in revenue and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough.
●	Europe segment profit for the three months ended June 30, 2021 was $17.1 million, 151.0% higher than the three months ended June 30, 2020. Europe segment profit for the six months ended June 30, 2021 was $26.2 million, 67.6% higher than the six months ended June 30, 2020. The increase in Europe segment profit was due to the increase in revenue and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough.
●	The Company processed approximately 1.1 billion transactions in the three months ended June 30, 2021, an increase of 35.5% from the three months ended June 30, 2020. The Company processed approximately 1.9 billion transactions in the six months ended June 30, 2021, an increase of 14.1% from the six months ended June 30, 2020.

COVID-19

At the onset of the COVID-19 pandemic, year-over-year volumes declined across our markets and most industry verticals, reaching a low point in mid-April 2020. Since then, we have experienced volatility in our payment volumes, primarily driven by the extent of government restrictions in various jurisdictions. Our year-over-year volumes demonstrated significant improvement beginning in March 2021, which reflects the initial impact of the pandemic in March 2020 coupled with increased consumer spending in certain of our markets at the end of the first quarter 2021 stemming from the relaxation of government restrictions and increased vaccination distribution. Monthly volumes throughout the second quarter were significantly above 2020 levels due to the easing of government restrictions.

Beginning in early April 2020, we took a number of steps to align our cost structure and cash flows with the expected near-term revenue impact from the pandemic, including significantly reducing SG&A expenses. While we have reintroduced certain expenses as our business and operations have started to normalize, we will continue to actively manage our expenses and cash flows based on our revenues and the economic activity in our markets.

The ongoing impact of the pandemic on our business will largely depend on the progression of the vaccine rollout, the emergence of, and response to, virus variants and the extent of the government restrictions across our markets. However, we are confident in our continued ability to manage through this challenge. Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are seeing in our markets.

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

Foreign currency translation impact on our operations

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues recognized and expenses incurred by our non-U.S. operations. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our unaudited condensed consolidated statements of operations and comprehensive income (loss) in the future. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating results and margins is partially mitigated.

Financial institution partners

Since 2012, we have established partnerships with leading financial institutions around the world. We rely on our various financial institution relationships to grow and maintain our business. These relationships are structured in various ways, such as commercial alliance relationships and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive merchant referrals and credit facilities to support the settlement process. Our relationships with our financial institution partners may be impacted by, among other things, consolidations in the banking and payments industries. At the end of the second quarter, the Company’s joint venture with BCI commenced operations in Chile following receipt of regulatory operational authorization and the acquisition of Pago Fácil in early June 2021.

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

Increased regulations and compliance

We, our partners, and our merchants are subject to various laws and regulations that affect the electronic payments industry in the many countries in which our services are used, including numerous laws and regulations applicable to banks, financial institutions, and card issuers. A number of our subsidiaries in our Europe segment hold a Payments Institution (“PI”) license, allowing them to operate in the European Union (the “EU”) member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including the European Payment Services Directive of 2015 (“PSD2”). PSD2 contains a number of additional regulatory mandates, such as provisions relating to Strong Customer Authentication (“SCA”), which aim to increase the security of electronic payments by requiring multi-factor user authentication. SCA regulations required industry-wide systems upgrades. In the second half of 2019, we began updating our systems in preparation for the new SCA compliance requirements. Most new SCA requirements became fully enforced in certain countries in Europe at the end of 2020 while other countries in Europe have adopted staggered timelines and have delayed full enforcement until early 2022. From an operations perspective, we remain focused on developing, coordinating and implementing necessary SCA updates with our merchants and third party providers, including hardware vendors, card issuers and the card networks. Failure to comply with SCA requirements may result in fines from card networks as well as declined payments from card issuers. The EU has also enacted certain legislation relating to the offering of DCC services, which went into effect in April 2020. These new rules require additional disclosures to consumers in connection with our DCC product offerings. As a result of the COVID-19 pandemic, the EU Commission and other national regulators have indicated that enforcement of these regulations will be delayed in order to allow providers additional time to fully implement changes necessary to meet these regulations. Compliance with current and upcoming regulations and compliance deadlines remains a focus for 2021. In addition, we continue to closely monitor the impact of the United Kingdom’s withdrawal from the European Union (“Brexit”) on our operations as further details emerge regarding the post-Brexit regulatory landscape. We are currently operating in the United Kingdom within the scope of its temporary permissions regime while in parallel seeking a stand alone license in the U.K. to facilitate operating our business long-term within that market.

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

For the three months ended June 30, 2021, we processed approximately 1.1 billion transactions, which included approximately 0.3 billion transactions in the Americas and approximately 0.8 billion transactions in Europe. This represents an increase of 28.5% in the Americas and an increase of 38.1% in Europe for an aggregate increase of 35.5% compared to the three months ended June 30, 2020. Transactions processed in the Americas and Europe accounted for 26.0% and 74.0%, respectively, of the total transactions we processed for the three months ended June 30, 2021.

For the six months ended June 30, 2021, we processed approximately 1.9 billion transactions, which included approximately 0.5 billion transactions in the Americas and approximately 1.4 billion transactions in Europe. This represents an increase of 6.6% in the Americas and an increase of 17.1% in Europe for an aggregate increase of 14.1% compared to the six months ended June 30, 2020. Transactions processed in the Americas and Europe accounted for 27.0% and 73.0%, respectively, of the total transactions we processed for the six months ended June 30, 2021.

The changes in the transactions processed in the three and six months ended June 30, 2021 were primarily driven by the easing of government restrictions related to COVID-19 in many of our markets and increased card adoption.

Comparison of results for the three months ended June 30, 2021 and 2020

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	June 30, 2021	% of revenue	June 30, 2020	% of revenue	$ change	% change
Segment revenue:
Americas	$76,979	63.0%	$61,952	65.7%	$15,027	24.3%
Europe	45,256	37.0%	32,331	34.3%	12,925	40.0%
Revenue	$122,235	100.0%	$94,283	100.0%	$27,952	29.6%

Operating expenses:
Cost of services and products	$18,028	14.7%	$19,212	20.4%	$(1,184)	(6.2)%
Selling, general and administrative	65,670	53.7%	54,608	57.9%	11,062	20.3%
Depreciation and amortization	20,695	16.9%	20,525	21.8%	170	0.8%
Impairment of intangible assets	—	0.0%	782	0.8%	(782)	(100.0)%
Total operating expenses	104,393	85.4%	95,127	100.9%	9,266	9.7%
Income (loss) from operations	$17,842	14.6%	$(844)	(0.9)%	$18,686	2214.0%

Segment profit:
Americas	$37,781	30.9%	$22,820	24.2%	$14,961	65.6%
Europe	$17,055	14.0%	$6,794	7.2%	$10,261	151.0%

Revenue

Revenue was $122.2 million for the three months ended June 30, 2021, an increase of $28.0 million, or 29.6%, compared to the three months ended June 30, 2020.

Americas segment revenue was $77.0 million for the three months ended June 30, 2021, an increase of $15.1 million, or 24.3%, compared to the three months ended June 30, 2020.

Europe segment revenue was $45.2 million for the three months ended June 30, 2021, an increase of $12.9 million, or 40.0%, compared to the three months ended June 30, 2020.

The increase in both the Americas and Europe segment revenue for the three months ended June 30, 2021 was in line with the increase in transactions noted previously, which was primarily due to the easing of governmental restrictions due to COVID-19 and increased card adoption.

Operating expenses

Cost of services and products

Cost of services and products was $18.1 million for the three months ended June 30, 2021, a decrease of $1.2 million, or 6.2%, compared to the three months ended June 30, 2020, primarily due to the decline in merchant loss reserves and a decline in third-party costs as we work to further leverage our proprietary processing technology.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $65.7 million for the three months ended June 30, 2021, an increase of $11.1 million, or 20.3%, compared to the three months ended June 30, 2020. The increase was primarily due to the normalization of employee compensation expenses that were reduced in the second quarter of 2020 in reaction to the onset of the pandemic and overall increase in third party expenses.

Depreciation and amortization

Depreciation and amortization was $20.7 million for the three months ended June 30, 2021, an increase of $0.2 million, or 0.8%, compared to the three months ended June 30, 2020. The increase was primarily driven by the increased amortization due to the acquired intangible assets for the three months ended June 30, 2021.

Impairment of intangible assets

There was no impairment of intangibles assets for the three months ended June 30, 2021, which represents a decrease of $0.8 million, compared to the three months ended June 30, 2020. The 2020 impairment charge related to the retirement of certain trademarks driven by an internal reorganization.

Interest expense

Interest expense was $6.1 million for the three months ended June 30, 2021, a decrease of $1.2 million, or 16.4%, compared to $7.3 million for the three months ended June 30, 2020. The decrease was due to lower variable interest rates as well as the paydown of our revolving credit facility and a portion of the outstanding balance on the First Lien Term Loan in 2020.

Income tax expense

Income tax expense represents federal, state, local, and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the three months ended June 30, 2021, the Company recorded a tax expense of $7.0 million, which included a net discrete tax benefit of $0.3 million. For the three months ended June 30, 2020, the Company recorded a tax benefit of $0.5 million, which included a tax benefit of $0.7 million from a release of the U.S. interest limitation valuation allowance.

Segment performance

Americas segment profit for the three months ended June 30, 2021 was $37.8 million, compared to $22.8 million for the three months ended June 30, 2020, an increase of 65.6%. The increase was primarily due to the increase in revenue and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Americas segment profit margin was 49.1% for the three months ended June 30, 2021, compared to 36.8% for the three months ended June 30, 2020.

Europe segment profit was $17.1 million for the three months ended June 30, 2021, compared to $6.8 million for the three months ended June 30, 2020, an increase of 151.0%. The increase was primarily due to the increase in revenue and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Europe segment profit margin was 37.7% for the three months ended June 30, 2021, compared to 21.0% for the three months ended June 30, 2020.

Corporate expenses not allocated to a segment were $10.2 million for the three months ended June 30, 2021, compared to $6.7 million for the three months ended June 30, 2020. The increase in corporate expenses was primarily due to the normalization of employee compensation expenses that reduced in the second quarter of 2020 in reaction to the onset of the pandemic.

Comparison of results for the six months ended June 30, 2021 and 2020

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Six Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2021	% of revenue	June 30, 2020	% of revenue	$ change	% change
Segment revenue:
Americas	$147,406	64.5%	$132,824	64.6%	$14,582	11.0%
Europe	81,009	35.5%	72,628	35.4%	8,381	11.5%
Revenue	$228,415	100.0%	$205,452	100.0%	$22,963	11.2%

Operating expenses:
Cost of services and products	$35,155	15.4%	$42,341	20.6%	$(7,186)	(17.0)%
Selling, general and administrative	126,068	55.2%	126,911	61.8%	(843)	(0.7)%
Depreciation and amortization	41,621	18.2%	41,949	20.4%	(328)	(0.8)%
Impairment of intangible assets	—	0.0%	782	0.4%	(782)	(100.0)%
Total operating expenses	202,844	88.8%	211,983	103.2%	(9,139)	(4.3)%
Income (loss) from operations	$25,571	11.2%	$(6,531)	(3.2)%	$32,102	491.5%

Segment profit:
Americas	$67,757	29.7%	$42,780	20.8%	$24,977	58.4%
Europe	$26,181	11.5%	$15,617	7.6%	$10,564	67.6%

Revenue

Revenue was $228.4 million for the six months ended June 30, 2021, an increase of $23.0 million, or 11.2%, compared to the six months ended June 30, 2020.

Americas segment revenue was $147.4 million for the six months ended June 30, 2021, an increase of $14.6 million, or 11.0%, compared to the six months ended June 30, 2020.

Europe segment revenue was $81.0 million for the six months ended June 30, 2021, an increase of $8.4 million, or 11.5%, compared to the six months ended June 30, 2020.

The increase in both the Americas and Europe segment revenue for the six months ended June 30, 2021 was in line with the increase in transactions noted previously, which primarily due to the easing of governmental restrictions due to COVID-19 and increased card adoption.

Operating expenses

Cost of services and products

Cost of services and products was $35.2 million for the six months ended June 30, 2021, a decrease of $7.2 million, or 17.0%, compared to the six months ended June 30, 2020, primarily due to the decline in merchant loss reserves and a decline in third-party costs as we work to further leverage our proprietary processing technology.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $126.1 million for the six months ended June 30, 2021, a decrease of $0.8 million, or 0.7%, compared to the six months ended June 30, 2020, primarily reflecting cost savings initiatives implemented at the onset of the pandemic.

Depreciation and amortization

Depreciation and amortization was $41.6 million for the six months ended June 30, 2021, a decrease of $0.3 million, or 0.8%, compared to the six months ended June 30, 2020. This decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods.

Impairment of intangible assets

There was no impairment of intangibles assets for the six months ended June 30, 2021, a decrease of $0.8 million, compared to the six months ended June 30, 2020. In the six months ended June 30, 2020, we recognized an impairment charge related to the retirement of certain trademarks driven by an internal reorganization.

Interest expense

Interest expense was $12.2 million for the six months ended June 30, 2021, a decrease of $5.0 million, or 29.3%, compared to $17.2 million for the six months ended June 30, 2020. The decrease was due to lower variable interest rates as well as the paydown of our revolving credit facility and a portion of the outstanding balance on the First Lien Term Loan in 2020.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the six months ended June 30, 2021, the Company recorded a tax expense of $11.6 million, which included a net discrete tax expense of $3.3 million primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. For the six months ended June 30, 2020, the Company recorded a tax benefit of $2.1 million, which included a tax benefit of $2.6 million from a release of the U.S. interest limitation valuation allowance.

Segment performance

Americas segment profit for the six months ended June 30, 2021 was $67.8 million, compared to $42.8 million for the six months ended June 30, 2020, an increase of 58.4%. The increase was primarily due to the increase in revenue and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Americas segment profit margin was 46.0% for the six months ended June 30, 2021, compared to 32.2% for the six months ended June 30, 2020.

Europe segment profit was $26.2 million for the six months ended June 30, 2021, compared to $15.6 million for the six months ended June 30, 2020, an increase of 67.6%. The increase was primarily due to the increase in revenue and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Europe segment profit margin was 32.3% for the six months ended June 30, 2021, compared to 21.5% for the six months ended June 30, 2020.

Corporate expenses not allocated to a segment were $16.1 million for the six months ended June 30, 2021, compared to $17.2 million for the six months ended June 30, 2020, primarily reflecting cost savings initiatives implemented in response to the pandemic.

Liquidity and capital resources for the six months ended June 30, 2021 and 2020

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital, and funds required to finance acquisitions.

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

As of June 30, 2021, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.6 million for additional borrowings and utilization of $1.4 million in standby letters of credit.

On May 5, 2020, we entered into a Limited Waiver (the “Limited Waiver”) with respect to our Senior Secured Credit Facilities. The Limited Waiver effects certain changes applicable to our revolving credit facility, including a waiver of any default or event of default resulting from noncompliance with the consolidated leverage ratio for the period beginning June 30, 2020 and ended on September 30, 2021 (such period of time, the “Covenant Waiver Period”). During the Covenant Waiver Period, we are subject to (1) a consolidated leverage ratio of 6.0x for each fiscal quarter from the quarter ended June 30, 2020 through and including March 31, 2021, a consolidated leverage ratio of 5.5x for the fiscal quarter ended June 30, 2021, and a consolidated leverage ratio of 5.25x for the fiscal quarter ended September 30, 2021 and (2) increased limitations on restricted payments and the incurrence of indebtedness. Other than the items noted above, the Limited Waiver does not modify the significant terms of the Senior Secured Credit Facilities.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of June 30, 2021, cash and cash equivalents of $376.2 million includes cash in the United States of $125.7 million and $250.5 million in foreign jurisdictions. Of the United States cash balances, $9.3 million is available for general purposes, and the remaining $116.4 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $142.2 million is available for general purposes, and the remaining $108.3 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our cash and cash equivalents.

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

The following table sets forth summary cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$11,586	$37,465
Net cash used in investing activities	(38,581)	(11,571)
Net cash (used in) provided by financing activities	(10,844)	69,157
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,285)	(8,395)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(42,124)	$86,656

Operating activities

Net cash provided by operating activities was $11.6 million for the six months ended June 30, 2021, a decrease of $25.9 million compared to net cash provided by operating activities of $37.5 million for the six months ended June 30, 2020. The decrease was primarily due to the timing of settlement-related assets and liabilities. Excluding the impact of settlement-related assets and liabilities, net cash provided by operating activities increased $57.2 million.

Investing activities

Net cash used in investing activities was $38.6 million for the six months ended June 30, 2021, a change of $27.0 million compared to net cash used in investing activities of $11.6 million for the six months ended June 30, 2020. The increase was primarily due to higher capital expenditures and the Pago Fácil acquisition.

Capital expenditures were $20.0 million for the six months ended June 30, 2021, an increase of $11.3 million compared to $8.7 million for the six months ended June 30, 2020. The increase was primarily due to the higher POS terminal and software purchases related to ACI’s Postilion payment processing platform.

Financing activities

Net cash used in financing activities was $10.8 million for the six months ended June 30, 2021, a decrease of $80.0 million, compared to net cash provided by financing activities of $69.2 million for the six months ended June 30, 2020. The decrease was primarily due to the proceeds from the issuance of Preferred Stock in April 2020 partially offset by higher net repayments under our long-term debt arrangements.

Senior Secured Credit Facilities

We are party to a borrowing arrangement, referred to as our Senior Secured Credit Facilities, which includes a first lien senior secured credit facility, comprised of a $200.0 million revolving credit facility maturing in June 2023, and a $665.0 million term loan maturing in December 2023. In addition, our Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities, and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms.

Refer to Note 13, “Long-Term Debt and Lines of Credit,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our long-term debt and settlement lines of credit.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of June 30, 2021, we had $11.7 million outstanding under these lines of credit with additional capacity of $148.9 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of June 30, 2021, there were no significant changes to the contractual obligations reported as of December 31, 2020 in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021, we had approximately $587.9 million of debt outstanding, net of accrued interest, of which $500.0 million was subject to an interest rate hedge. The Company entered into the interest rate hedge in 2020 to reduce a portion of the exposure to market rate risk associated with its variable-rate debt. Refer to Note 14, “Derivatives,” in the notes to the accompanying unaudited condensed consolidated financial statements.

In the future, the interest rate may increase and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on June 30, 2021, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $0.9 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $0.9 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates related to certain foreign intercompany balances. The Company entered into a foreign currency swap and window forward contracts in June 2021, to help mitigate exposure to fluctuations in foreign currency exchange rates. The foreign currency swap and window forward contracts have maturities of less than three months and are not designated as hedging instruments. Refer to Note 14, “Derivatives,” in the notes to the accompanying unaudited condensed consolidated financial statements.

For additional detail regarding our exposure to foreign currency risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various claims and lawsuits incidental to its business. For additional information on legal proceedings, see Note 19, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the quarter ended June 30, 2021, except for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

From time to time following the IPO, the Continuing LLC Owners (other than Blueapple) have the right to require us to exchange all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class C common stock or Class D common stock of the exchanging member). We may, under certain circumstances, elect to redeem the LLC Interests from any exchanging holder under the terms of the EVO LLC Agreement in lieu of any such exchange. On May 25, 2021, pursuant to the Company’s amended and restated certificate of incorporation, each outstanding share of Class C common stock was automatically converted into one share of Class D common stock.

Following the cancellation of Class B common stock on May 25, 2021, Blueapple continues to hold 32,163,538 LLC Interests and maintains all of its rights under the EVO LLC Agreement, including the sale right under the EVO LLC Agreement that provides that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interest from Blueapple. Upon the Company’s receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO LLC to instead redeem the applicable LLC Interest for cash; provided that Blueapple consents to any election by the Company to cause EVO LLC to redeem the LLC Interests.

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended June 30, 2021:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

April 1, 2021 to April 30, 2021	578	$28.34	—	$—
May 1, 2021 to May 31, 2021	37,835	$28.33	—	$—
June 1, 2021 to June 30, 2021	262	$29.90	—	$—
Total	38,675	$28.34

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

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

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	August 4, 2021
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	August 4, 2021
Thomas E. Panther	(principal financial officer)