Form 10-Q
period 2021-09-30
EVO Payments, Inc.
filed 2021-11-03
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 25, 2021, there were 47,424,542 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,783,074 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding. As of October 25, 2021, there were 32,163,538 common membership interests of EVO Investco, LLC (“Common Units”) issued and outstanding held by Blueapple, Inc., a Delaware corporation, which is controlled by entities affiliated with the registrant’s founder and Chairman of the board of directors, Rafik R. Sidhom, and which Common Units are subject to Blueapple, Inc.’s right to cause the registrant to use its commercially reasonable best efforts to pursue a public offering of an equivalent number of the registrant’s Class A  common stock and use the net proceeds therefrom to purchase such holder’s Common Units. As a result, the registrant believes that these Common Units are most appropriately viewed as equivalent to additional shares of Class A common stock when considering the registrant’s overall capitalization.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the continuing uncertainties regarding the ultimate scope and trajectory of the COVID-19 pandemic (including its variant strains) on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the continuing impact of the COVID-19 pandemic; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (11) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (12) increased customer, referral partner, or sales partner attrition; (13) the incurrence of chargebacks; (14) failure to maintain or collect reimbursements; (15) fraud by merchants or others; (16) the failure of our third-party vendors to fulfill their obligations; (17) failure to maintain merchant and sales relationships or financial institution alliances; (18) ineffective risk management policies and procedures; (19) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (20) damage to our reputation, or the reputation of our partners; (21) seasonality and volatility; (22) our inability to recruit, retain and develop qualified personnel; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the planned phase out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under Item 1A “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

EVO, Inc. is the managing member of EVO, LLC and, as of September 30, 2021, was the owner of approximately 56.9% of the LLC Interests.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the remaining holders of LLC Interests (other than EVO, Inc.), which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners.
●	“LLC Interests” refers to the class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a Delaware S corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$415,894	$418,439
Accounts receivable, net	13,503	17,052
Other receivables	16,790	20,128
Due from related parties	587	625
Inventory	4,400	5,221
Settlement processing assets	333,476	285,705
Other current assets	15,611	14,659
Total current assets	800,261	761,829
Equipment and improvements, net	70,905	83,606
Goodwill, net	388,004	383,108
Intangible assets, net	197,777	217,077
Investment in unconsolidated investees	446	839
Deferred tax assets	233,801	234,749
Operating lease right-of-use assets	28,953	35,124
Investment in equity securities, at fair value	26,129	25,526
Other assets	18,209	15,863
Total assets	$1,764,485	$1,757,721

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$12,058	$13,718
Current portion of long-term debt	4,628	4,628
Accounts payable	8,401	9,482
Accrued expenses	113,885	113,127
Settlement processing obligations	450,004	446,344
Current portion of operating lease liabilities, inclusive of related party liability of $1.3 million and $1.1 million at September 30, 2021 and December 31, 2020, respectively	6,815	6,614
Due to related parties	3,194	5,124
Total current liabilities	598,985	599,037
Long-term debt, net of current portion	576,157	579,162
Due to related parties	185	185
Deferred tax liabilities	22,105	13,957
Tax receivable agreement obligations, inclusive of related party liability of $165.3 million and $164.3 million at September 30, 2021 and December 31, 2020, respectively	175,749	173,890
ISO reserves	2,843	2,942
Operating lease liabilities, net of current portion, inclusive of related party liability of $1.4 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively	23,976	30,968
Other long-term liabilities	8,181	7,047
Total liabilities	1,408,181	1,407,188
Commitments and contingencies
Redeemable non-controlling interests	946,692	1,055,633
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at September 30, 2021 and December 31, 2020. Liquidation preference: $165,802 and $158,647 at September 30, 2021 and December 31, 2020, respectively	161,456	154,118
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 47,423,964 and 46,401,607 shares at September 30, 2021 and December 31, 2020, respectively	5	5
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 0 and 32,163,538 shares at September 30, 2021 and December 31, 2020, respectively	—	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 0 and 1,720,425 shares at September 30, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,783,074 and 2,390,870 shares at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	4,221	—
Accumulated deficit attributable to Class A common stock	(585,967)	(675,209)
Accumulated other comprehensive (loss) income	(5,737)	1,045
Total EVO Payments, Inc. shareholders' deficit	(587,478)	(674,156)
Nonredeemable non-controlling interests	(164,366)	(185,062)
Total deficit	(751,844)	(859,218)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,764,485	$1,757,721

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$135,041	$116,976	$363,456	$322,428
Operating expenses:
Cost of services and products	19,121	20,693	54,276	63,034
Selling, general, and administrative	71,982	64,668	198,050	191,579
Depreciation and amortization	21,941	22,167	63,562	64,116
Impairment of intangible assets	—	—	—	782
Total operating expenses	113,044	107,528	315,888	319,511
Income from operations	21,997	9,448	47,568	2,917
Other (expense) income:
Interest income	454	226	1,024	857
Interest expense	(6,123)	(6,717)	(18,282)	(23,916)
Income (loss) from investment in unconsolidated investees	94	95	(17)	310
(Loss) gain on investment in equity securities	(1,298)	15,750	968	15,750
Other income (expense), net	285	2,558	(323)	753
Total other (expense) income	(6,588)	11,912	(16,630)	(6,246)
Income (loss) before income taxes	15,409	21,360	30,938	(3,329)
Income tax expense	(8,284)	(6,775)	(19,859)	(4,699)
Net income (loss)	7,125	14,585	11,079	(8,028)
Less: Net income attributable to non-controlling interests in consolidated entities	3,259	3,556	6,484	5,644
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	1,396	5,190	(196)	(10,932)
Net income (loss) attributable to EVO Payments, Inc.	2,470	5,839	4,791	(2,740)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,511	2,360	7,338	4,131
Net (loss) income attributable to Class A common stock	$(41)	$3,479	$(2,547)	$(6,871)

Earnings per share
Basic	$(0.00)	$0.07	$(0.05)	$(0.17)
Diluted	$(0.00)	$0.07	$(0.05)	$(0.17)

Weighted-average Class A common stock outstanding
Basic	47,380,034	41,675,929	46,979,057	41,445,566
Diluted	47,380,034	42,636,616	46,979,057	41,445,566

Comprehensive (loss) income:
Net income (loss)	$7,125	$14,585	$11,079	$(8,028)
Change in fair value of interest rate swap, net of tax(1)	(49)	150	262	(614)
Unrealized (loss) gain on foreign currency translation adjustment, net of tax (2)	(13,337)	14,930	(21,386)	(19,663)
Other comprehensive (loss) income	(13,386)	15,080	(21,124)	(20,277)
Comprehensive (loss) income	(6,261)	29,665	(10,045)	(28,305)
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	394	5,110	1,781	4,624
Less: Comprehensive (loss) income attributable to non-controlling interests of EVO Investco, LLC	(6,136)	12,335	(9,835)	(22,425)
Comprehensive (loss) income attributable to EVO Payments, Inc.	$(519)	$12,220	$(1,991)	$(10,504)

(1)	Net of tax benefit (expense) of less than $0.1 million and less than $(0.1) million for the three months ended September 30, 2021 and 2020, respectively. Net of tax (expense) benefit of less than $(0.1) million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Net of tax benefit (expense) of $6.9 million and $(0.9) million for the three months ended September 30, 2021 and 2020, respectively. Net of tax benefit of $5.8 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	income (loss)	(deficit)	interests	(deficit)	interests
Balance, January 1, 2021	152	$154,118	46,402	$5	32,164	$3	1,720	$—	2,391	$—	$—	$(675,209)	$1,045	$(674,156)	$(185,062)	$(859,218)	$1,055,633

Net loss	—	—	—	—	—	—	—	—	—	—	—	(842)	—	(842)	(257)	(1,099)	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(10,307)	(10,307)	(859)	(11,166)	(10,605)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	488
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(161)	(161)	(8,500)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,798	—	—	5,798	—	5,798	—
Vesting of equity awards	—	—	149	—	—	—	—	—	—	—	(2,383)	—	—	(2,383)	—	(2,383)	—
Exercise of stock options	—	—	136	—	—	—	—	—	—	—	2,813	—	—	2,813	—	2,813	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	157	—	—	—	(82)	—	(75)	—	(7,193)	—	—	(7,193)	7,193	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	113	—	—	113	—	113	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	173	—	—	173	—	173	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,382	—	—	—	—	—	—	—	—	(2,382)	—	—	(2,382)	—	(2,382)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	194	194	22	216	173
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	9,247	—	9,247	781	10,028	(10,028)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	(17,869)	—	(17,869)	(1,508)	(19,377)	19,377
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	3,061	(3,061)	—	—	—	—	—
Balance, March 31, 2021	152	156,500	46,844	5	32,164	3	1,638	—	2,316	—	—	(687,734)	(9,068)	(696,794)	(179,851)	(876,645)	1,044,814

Net income	—	—	—	—	—	—	—	—	—	—	—	3,163	—	3,163	199	3,362	3,415
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	6,387	6,387	576	6,963	6,759
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25)	(25)	(790)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,489	—	—	6,489	—	6,489	—
Vesting of equity awards	—	—	69	—	—	—	—	—	—	—	(1,096)	—	—	(1,096)	—	(1,096)	—
Exercise of stock options	—	—	278	—	—	—	—	—	—	—	4,529	—	—	4,529	—	4,529	—
Cancellation of Class B common stock	—	—	—	—	(32,164)	(3)	—	—	—	—	3	—	—	—	—	—	—
Conversion of Class C common stock to Class D common stock	—	—	—	—	—	—	(1,599)	—	1,599	—	—	—	—	—	—	—	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	132	—	—	—	(39)	—	(93)	—	(6,038)	—	—	(6,038)	6,038	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	112	—	—	112	—	112	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	156	—	—	156	—	156	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,445	—	—	—	—	—	—	—	—	(2,445)	—	—	(2,445)	—	(2,445)	—

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	income (loss)	(deficit)	interests	(deficit)	interests
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	(67)	(67)	(1)	(68)	(10)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(13,977)	—	—	(13,977)	(1,129)	(15,106)	15,106
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(9,719)	—	—	(9,719)	(785)	(10,504)	10,504
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	21,986	(21,986)	—	—	—	—	—
Balance, June 30, 2021	152	158,945	47,323	5	—	—	—	—	3,822	—	—	(706,557)	(2,748)	(709,300)	(174,978)	(884,278)	1,079,798

Net income	—	—	—	—	—	—	—	—	—	—	—	2,470	—	2,470	205	2,675	4,450
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(2,991)	(2,991)	(790)	(3,781)	(9,556)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	999
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28)	(28)	(1,410)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	9,172	—	—	9,172	—	9,172	—
Vesting of equity awards	—	—	39	—	—	—	—	—	—	—	(984)	—	—	(984)	—	(984)	—
Exercise of stock options	—	—	23	—	—	—	—	—	—	—	326	—	—	326	—	326	—
Exchanges of Class D common stock for Class A common stock	—	—	39	—	—	—	—	—	(39)	—	(1,807)	—	—	(1,807)	1,807	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	26	—	—	26	—	26	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,511	—	—	—	—	—	—	—	—	(2,511)	—	—	(2,511)	—	(2,511)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	2	2	(5)	(3)	(46)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	1,391	—	1,391	111	1,502	(1,502)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	116,729	—	116,729	9,312	126,041	(126,041)
Balance, September 30, 2021	152	$161,456	47,424	$5	—	$—	—	$—	3,783	$—	$4,221	$(585,967)	$(5,737)	$(587,478)	$(164,366)	$(751,844)	$946,692

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,079	$(8,028)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,562	64,116
Gain on sale of investment	—	(336)
Gain on investment in equity securities	(968)	(15,750)
Amortization of deferred financing costs	2,006	2,006
Loss on disposal of equipment and improvements	872	1,239
Share-based compensation expense	21,459	15,391
Impairment of intangible assets	—	782
Accrued interest expense	—	(4,127)
Deferred taxes, net	14,118	(1,086)
Other	365	469
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,048	1,039
Other receivables	3,091	7,898
Inventory	631	1,357
Other current assets	(1,439)	(1,937)
Operating lease right-of-use assets	4,912	6,199
Other assets	(2,777)	(674)
Related parties, net	(1,758)	(2,506)
Accounts payable	3,631	(6,707)
Accrued expenses	2,441	2,639
Settlement processing funds, net	(44,270)	12,788
Operating lease liabilities	(5,637)	(6,934)
Other	(2,310)	163
Net cash provided by operating activities	72,056	68,001
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(18,809)	—
Purchase of equipment and improvements	(25,929)	(12,719)
Acquisition of intangible assets	(6,871)	(5,023)
Return of capital on equity method investment	—	906
Collections of notes receivable	48	255
Net cash used in investing activities	(51,561)	(16,581)
Cash flows from financing activities:
Proceeds from long-term debt	5,083	185,250
Repayments of long-term debt	(11,461)	(316,659)
Deferred and contingent consideration paid	(484)	(1,992)
Repurchases of shares to satisfy minimum tax withholding	(4,463)	(1,243)
Proceeds from issuance of redeemable preferred stock	—	149,250
Redeemable preferred stock issuance costs	—	(1,660)
Proceeds from exercise of common stock options	7,668	5,521
Distributions to non-controlling interest holders	(10,914)	23
Contribution from non-controlling interest holders	1,487	—
Net cash (used in) provided by financing activities	(13,084)	18,490
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,708)	(120)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,297)	69,790
Cash, cash equivalents, and restricted cash, beginning of period	418,539	304,089
Cash, cash equivalents, and restricted cash, end of period	$416,242	$373,879

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 56.9% of the membership interests of EVO, LLC as of September 30, 2021. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

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

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020, the unaudited condensed consolidated statements of changes in equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however, these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of September 30, 2021 and December 31, 2020, settlement-related cash balances were $134.6 million and $163.5 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of September 30, 2021 and December 31, 2020, merchant reserves were $99.8 million and $109.9 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amount shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$415,894	$418,439
Restricted cash included in other assets	348	100
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$416,242	$418,539

(e)	Derivatives

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

The Company entered into a foreign currency swap and window forward contracts in June 2021 to mitigate its exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The Company elected not to designate the foreign currency swap and window forward contracts as a cash flow hedge and such derivatives are not subject to hedge accounting as a result. Each of the foreign currency swap and the window forward contracts were settled during the three months ended September 30, 2021.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, with amendments in 2021. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur on a prospective basis no later than December 31, 2022. In June 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company will continue to evaluate the effect of the discontinuance of LIBOR on our outstanding debt and hedging instrument and the related effect of ASU 2020-04 on our consolidated financial statements, as applicable.

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

The Company also earns revenue from the sale and rental of electronic point-of-sale (“POS”) equipment. The revenue recognized from the sale and rental of POS equipment totaled $9.7 million and $10.1 million for the three months ended September 30, 2021 and 2020, respectively. The revenue recognized from the sale and rental of POS equipment totaled $29.3 million and $29.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The table below presents a disaggregation of the Company’s revenue by segment and by division. Beginning in the first quarter of 2021, the Company reclassified certain merchant portfolios from the Direct and Tech-enabled divisions into the Traditional division as part of strategic channel realignment. The Company adjusted the presentation of comparative results for the three and nine months ended September 30, 2020 to reflect this reclassification.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$33,688	$42,833	$76,521	$95,041	$106,929	$201,970
Tech-enabled	34,740	12,784	47,524	99,522	29,697	129,219
Traditional	10,996	—	10,996	32,267	—	32,267
Totals	$79,424	$55,617	$135,041	$226,830	$136,626	$363,456

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$27,369	$37,713	$65,082	$81,361	$94,478	$175,839
Tech-enabled	31,066	10,475	41,541	88,109	26,338	114,447
Traditional	10,353	—	10,353	32,142	—	32,142
Totals	$68,788	$48,188	$116,976	$201,612	$120,816	$322,428

(3)       Settlement Processing Assets and Obligations

Settlement processing assets and obligations represent intermediary balances within the settlement process involving the movement of funds between consumers, card issuers, card networks, the Company, and its merchants. The Company processes funds settlement through two models, the sponsorship model and the direct membership model.

In certain markets, the Company operates under the sponsorship model whereby the Company has a sponsorship agreement with a bank that is a member of the various card networks (collectively, the “Member Banks”) providing for the funds settlement by such Member Banks on behalf of the Company related to the transactions processed by the Company through card networks, such as Visa and MasterCard. Under the sponsorship model, it is the responsibility of the Member Bank to ensure that the Company adheres to the standards of the card networks.

In other markets, the Company operates under the direct membership model whereby the Company has direct membership with the various card networks for the funds settlement related to the transactions processed by the Company through the card networks. As a direct member under the direct membership model, it is the responsibility of the Company to adhere to the standards of the card networks.

The card networks operate as an intermediary between the card issuing banks, on the one hand, and, as applicable, either the Member Banks or the Company (under the sponsorship model or the direct membership model, respectively), on the other hand, whereby funds are received by the card issuing banks and remitted to the Member Bank or the Company, as applicable, via the card networks on a daily basis. The Company then remits these funds to its merchants, either through a Member Bank under the sponsorship model, or directly to merchants under the direct membership model. Incoming funds due from the card networks on behalf of the card issuing bank are classified as receivables from card networks in the table below, whereas the funds due from the Company to its merchants are classified as settlement liabilities due to merchants.

The Company enters into agreements with its merchants which outline the fees charged by the Company for processing payment transactions and performing funds settlement. Under the sponsorship model, these agreements are between the Company, the Member Bank, and the merchant, whereas under the direct membership model, these agreements are exclusively between the Company and the merchant. Fees are either settled daily or monthly on a net basis or monthly through an invoice arrangement. Receivables from merchants as presented below represent amounts to be either net settled or invoiced to the Company’s merchants related to the various fees associated with the payment processing and funds settlement services provided by the Company.

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

A summary of settlement processing assets and obligations is as follows:

	September 30,	December 31,
	2021	2020

	(In thousands)
Settlement processing assets:
Receivable from card networks	$243,586	$198,053
Receivable from merchants	89,890	87,652
Totals	$333,476	$285,705

Settlement processing obligations:
Settlement liabilities due to merchants	$(350,164)	$(336,440)
Merchant reserves	(99,840)	(109,904)
Totals	$(450,004)	$(446,344)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2021		2020

Numerator:
Net income (loss) attributable to EVO Payments, Inc.	$2,470	$4,791	$5,839	$(2,740)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,511	7,338	2,360	4,131
Less: Allocation of undistributed earnings to preferred shares	—	—	663	—
Undistributed (loss) income attributable to shares of Class A common stock	$(41)	$(2,547)	$2,816	$(6,871)

Denominator:
Weighted-average Class A common stock outstanding	47,380,034	46,979,057	41,675,929	41,445,566
Effect of dilutive securities	—	—	960,687	—
Total dilutive securities	47,380,034	46,979,057	42,636,616	41,445,566

Earnings per share:
Basic	$(0.00)	$(0.05)	$0.07	$(0.17)
Diluted	$(0.00)	$(0.05)	$0.07	$(0.17)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	152,250	152,250	90,572
Stock options	5,919,024	5,830,193	—	5,013,228
RSUs	1,367,414	1,368,750	—	1,169,696
RSAs	219	486	—	4,323
Class C common stock	—	880,876	2,103,664	2,246,332
Class D common stock	3,798,987	3,040,722	4,490,812	4,392,211

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through September 30, 2021, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $206.8 million ($182.2 million net of amortization) and $175.7 million, respectively at September 30, 2021, and approximately $204.6 million ($188.4 million net of amortization) and $173.9 million, respectively at December 31, 2020. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of September 30, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges or sales of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

On May 25, 2021, pursuant to the Company's amended and restated certificate of incorporation, each outstanding share of Class C common stock was automatically converted into one share of Class D common stock. Refer to Note 21, “Shareholders’ Equity” for further information.

(6) Acquisition

The Company determined the pro forma impact of the acquisitions described below were not significant, individually or in the aggregate, to the Company’s operating results, and are, therefore, not separately presented.

2021 Acquisitions

(a)	Anderson Zaks Limited

In July 2021, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Anderson Zaks Ltd. (“Anderson Zaks”), an omni-channel payment gateway provider based in the United Kingdom.

(b)	Pago Fácil

In June 2021, subsidiaries of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Pago Fácil Tecnologia SpA and PST Pago Fácil SpA (together, “Pago Fácil”), a leading eCommerce payment gateway in Chile, in partnership with its joint venture partner Banco de Crédito e Inversiones (“BCI”). The total consideration paid for the acquisition was $20.9 million, which includes an upfront payment of $18.0 million and deferred considerations of $0.9 million and $2.0 million payable 9 months and 18 months after the closing date, respectively.

The estimated acquisition date fair values as of September 30, 2021 of major classes of assets acquired and liabilities assumed are as follows:

	As of the	Estimated
	acquisition date	Useful Life
Definite-lived intangible assets	(In thousands )
Acquired software	$9,400	5 years
Customer relationships	3,000	7 years
Trademarks	440	2 years
Non-compete agreement	150	3 years
Deferred tax liabilities	(3,507)
Other assets, net	855
Goodwill	10,562
Total purchase price	$20,900

The allocation of the purchase price above is preliminary and subject to further adjustment, pending additional refinement and final completion of valuations. Thus, the measurements of fair value set forth above are subject to change. The Company expects to finalize the valuations as soon as practical, but not later than one year from the acquisition date. Goodwill generated from the Pago Fácil acquisition is not deductible for tax purposes. Pago Fácil is presented in the Company’s Americas segment.

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of September 30, 2021 and December 31, 2020. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.27 years and 6.79 years at September 30, 2021 and December 31, 2020, respectively. The Company had no significant short-term leases as of September 30, 2021 and December 31, 2020.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 6.28% and 6.45% as of September 30, 2021 and December 31, 2020, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $2.6 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively. These costs are included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Operating lease costs for the nine months ended September 30, 2021 and 2020 were $8.1 million and $8.5 million, respectively. Total lease costs include variable lease costs of approximately $0.5 million for each of the three months ended September 30, 2021 and 2020, which in each case are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Total lease costs include variable lease costs of $1.5 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2021 and 2020 was $7.0 million and $8.1 million, respectively, which is included as a component of cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

As of September 30, 2021, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2021 (remainder of the year)	$1,863
2022	8,473
2023	6,067
2024	5,178
2025	4,349
2026 and thereafter	12,039
Total future minimum lease payments (undiscounted)	37,969
Less: present value discount	(7,178)
Present value of lease liability	$30,791

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	September 30,	December 31,
	Years	2021	2020

		(In thousands)
Card processing equipment	3-5	$153,147	$143,514
Office equipment	3-5	45,144	44,049
Computer software	3	60,530	54,192
Leasehold improvements	various	19,169	19,090
Furniture and fixtures	5-7	4,528	4,547
Totals		282,518	265,392
Less accumulated depreciation		(211,862)	(185,010)
Foreign currency translation adjustment		249	3,224
Totals		$70,905	$83,606

Depreciation expense related to equipment and improvements was $9.6 million and $9.9 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense related to equipment and improvements was $29.5 million and $29.8 million for the nine months ended September 30, 2021 and 2020, respectively.

In the nine months ended September 30, 2021, gross equipment and improvements, and accumulated depreciation were each reduced by $5.3 million and $4.5 million, respectively, and in the nine months ended September 30, 2020 by $9.3 million and $8.0 million, respectively, primarily related to asset retirements.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	September 30, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,056	$(193,141)	$(5,685)	$(30,528)	$67,702
Marketing alliance agreements	183,726	(76,848)	(7,557)	(20,531)	78,790
Internally developed and acquired software	108,403	(49,564)	(10,191)	(2,604)	46,044
Trademarks, definite-lived	22,068	(12,519)	(901)	(3,528)	5,120
Non-compete agreements	6,612	(6,476)	-	(15)	121
Total	$617,865	$(338,548)	$(24,334)	$(57,206)	$197,777

	December 31, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(181,062)	$(5,685)	$(28,205)	$78,629
Marketing alliance agreements	186,081	(69,446)	(7,557)	(18,104)	90,974
Internally developed and acquired software	90,881	(38,828)	(10,191)	(871)	40,991
Trademarks, definite-lived	21,629	(11,060)	(901)	(3,224)	6,444
Non-compete agreements	6,462	(6,425)	-	2	39
Total	$598,634	$(306,821)	$(24,334)	$(50,402)	$217,077

Amortization expense related to intangible assets was $12.4 million and $12.3 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $34.1 million and $34.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to September 30, 2021:

(In thousands)
Years ending:
2021 (remainder of the year)	$9,440
2022	39,214
2023	34,278
2024	22,666
2025	17,689
2026 and thereafter	74,490
Total	$197,777

For the three and nine months ended September 30, 2021, there were no impairments. For the three months ended September 30, 2020, there were no impairments. For the nine months ended September 30, 2020, the Company recognized an impairment charge of $0.8 million related to the retirement of certain trademarks driven by an internal reorganization.

In the nine months ended September 30, 2021, gross intangible assets and accumulated depreciation were each reduced by $2.4 million, related to the expiration of a marketing alliance agreement.

The following represents intangible assets, net by segment:

	September 30,	December 31,
	2021	2020

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$52,379	$59,149
Marketing alliance agreements	58,355	63,946
Internally developed and acquired software	30,263	24,615
Trademarks, definite-lived	1,582	1,582
Non-compete agreements	121	22
Total	142,700	149,314

Europe
Merchant contract portfolios and customer relationships	15,323	19,480
Marketing alliance agreements	20,435	27,028
Internally developed and acquired software	15,781	16,376
Trademarks, definite-lived	3,538	4,862
Non-compete agreements	—	17
Total	55,077	67,763

Total intangible assets, net	$197,777	$217,077

The change in the carrying amount of goodwill for the nine months ended September 30, 2021, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2020	$266,848	$140,551	$407,399
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2020	266,848	116,260	383,108
Business combinations	10,562	3,921	14,483
Foreign currency translation adjustment	(2,164)	(7,423)	(9,587)
Goodwill, net, as of September 30, 2021	$275,246	$112,758	$388,004

(10)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Compensation and related benefits	$19,067	$21,398
Third-party processing and payment network fees	45,207	40,224
Trade payables	7,776	8,306
Taxes payable	12,974	14,504
Commissions payable to third parties and agents	17,065	15,759
Unearned revenue	4,758	4,627
Other	15,439	17,791
Total accounts payable and accrued expenses	$122,286	$122,609

(11) Related Party Transactions

Related party balances consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Due from related parties, current	$587	$625
Due to related parties, current	(3,194)	(5,124)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary.

Due to related parties, current, consists of $2.2 million and $3.8 million as of September 30, 2021 and December 31, 2020, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $1.0 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively, representing commissions payable to unconsolidated investees of the Company.

Due to related parties, long-term, consists of ISO commission reserves in connection with an unconsolidated investee.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of September 30, 2021 and December 31, 2020, the liability related to this lease amounted to $2.2 million and $3.1 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets. The Company subleased a portion of this office space to an unconsolidated investee. Sublease income was less than $0.1 million for the nine months ended September 30, 2021. Sublease income was less than $0.1 million for the three and nine months ended September 30, 2020. The sublease was terminated in February 2021.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of September 30, 2021 and December 31, 2020, these lease liabilities amounted to $0.4 million and $0.3 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $3.3 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively. Related party commission expense incurred with unconsolidated investees of the Company amounted to $9.7 million and $12.0 million for the nine months ended September 30, 2021 and 2020, respectively. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million for the three and nine months ended September 30, 2021 and 2020.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member and holder of LLC interests of EVO, LLC. Blueapple is controlled by entities affiliated with the Company’s founder and chairman. The expense related to these services was less than $0.1 million for the three months ended September 30, 2021 and 2020. The expense related to these services was $0.2 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the three months ended September 30, 2021 and 2020, the Company paid commissions of less than $0.1 million and $0.2 million related to this activity, respectively. For the nine months ended September 30, 2021 and 2020, the Company paid commissions of $0.1 million and $0.4 million related to this activity, respectively.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For each of the three months ended September 30, 2021 and 2020, the Company paid $0.1 million in commissions and other expenses to NFP. For the nine months ended September 30, 2021 and 2020, the Company paid $0.6 million and $0.3 million in commissions and other expenses to NFP, respectively.

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

The Company’s effective tax rate (“ETR”) was 53.76% and 64.19% for the three and nine months ended September 30, 2021, respectively. The Company’s ETR was 31.72% and (141.12)% for the three and nine months ended September 30, 2020, respectively. The Company recorded a net discrete tax expense of $0.8 million and $4.2 million in the three and nine months ended September 30, 2021. The $4.2 million net discrete tax expense primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. The Company recorded a tax expense (benefit) of $0.4 million and ($2.2) million in the three and nine months ended September 30, 2020 from a release of the U.S. interest limitation valuation allowance due to the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The variance in the ETR for the three and nine months ended September 30, 2021 and 2020 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended September 30, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. The Company has established $11.5 million of valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

The Company has entered into senior secured credit facilities pursuant to a credit agreement dated December 22, 2016, and amended on October 24, 2017, April 3, 2018, June 14, 2018, and October 1, 2019 (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities were further amended subsequent to the third quarter of 2021 (as amended, the “New Senior Secured Credit Facilities”). References to the “Credit Facilities” include both the Senior Secured Credit Facilities and the New Senior Secured Credit Facilities. The New Senior Secured Credit Facilities include revolver commitments of $200.0 million that mature in November 2026 and a $588.0 million term loan that matures in November 2026. Refer to Note 23, “Subsequent Events”, for additional details regarding the New Senior Secured Credit Facilities.

As of September 30, 2021, the Senior Secured Credit Facilities included revolver commitments of $200.0 million and a term loan of $665.0 million that were scheduled to mature in June 2023 and December 2023, respectively.

As of September 30, 2021 and December 31, 2020, the Company’s long-term debt consists of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
First lien term loan	$586,225	$591,169
Less debt issuance costs	(5,440)	(7,379)
Total long-term debt	580,785	583,790
Less current portion of long-term debt, net of current portion of debt issuance costs	(4,628)	(4,628)
Total long-term debt, net of current portion	$576,157	$579,162

Principal payment requirements on the above obligations in each of the years remaining subsequent to September 30, 2021 are as follows:

Years ending:	(In thousands)
2021 (remainder of the year)	$1,649
2022	6,593
2023	577,983
2024 and thereafter	—
Total	$586,225

The Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of September 30, 2021, the Company was in compliance with all its financial covenants under the Senior Secured Credit Facilities.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At September 30, 2021 and December 31, 2020, the Company had $12.2 million and $13.9 million outstanding under these lines of credit, respectively, with additional capacity of $139.2 million and $137.1 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 3.0% and 2.6% as of September 30, 2021 and December 31, 2020, respectively.

Refer to Note 13, “Long-Term Debt and Lines of Credit,” to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and to Note 23, “Subsequent Events”, for discussion regarding the Company’s long-term debt and lines of credit.

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

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the quarter ended September 30, 2021.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(364)
Interest Rate Swap - long-term portion	Other assets	$132

	December 31, 2020
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(341)
Interest Rate Swap - long-term portion	Other long-term liabilities	$(192)

Since the Company designated the swap as an effective cash flow hedge that qualifies for hedge accounting, unrealized gains or losses resulting from adjusting the swap to fair value is recorded as a component of other comprehensive (loss) income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the unaudited condensed consolidated statements of cash flows.

The table below presents the effect of hedge accounting on accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2021		2020

	(In thousands)
Beginning accumulated derivative loss in accumulated other comprehensive (loss) income	$(113)	$(533)	$(863)	$—
Derivative (loss) gain recognized in the current period in accumulated other comprehensive (loss) income	(250)	(36)	131	(747)
Less: Derivative loss reclassified from accumulated other comprehensive (loss) income to interest expense	(131)	(337)	(38)	(53)
Ending accumulated derivative loss in accumulated other comprehensive (loss) income	$(232)	$(232)	$(694)	$(694)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2021		2020

	(In thousands)
Total interest expense including the effects of cash flow hedges	$(6,123)	$(18,282)	$(6,717)	$(23,916)
Derivative loss reclassified from accumulated other comprehensive (loss) income into interest expense	$(131)	$(337)	$(38)	$(53)

The Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense over the next 12 months.

Non-designated Derivatives

In June 2021, the Company entered into a foreign currency swap and window forward contracts with notional amounts of approximately $31.0 million and $67.8 million, respectively, to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. Each of the foreign currency swap and the window forward contracts were settled during the three months ended September 30, 2021.

The Company did not designate the foreign currency swap and window forwards as an accounting hedge. Any realized gains or losses resulting from the settlement of the swap and forwards are recorded as a component of other income (expense), to offset the realized gains or losses recorded within other income (expense) from the remeasurement of the intercompany balances being hedged. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the unaudited condensed consolidated statements of cash flows.

The table below presents the realized losses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2021:

	Location of	Three Months Ended September 30,	Nine Months Ended September 30,
	Realized Loss	2021
		(In thousands)
Foreign Currency Swap	Other expense	$(13)	$(13)
Window Forwards	Other expense	$(43)	$(43)

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$16,437	$25,391
Income taxes paid	7,855	10,525

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$2,572	$2,763
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(3,157)	(6,798)
Deferred consideration payable	3,438	—
Contingent consideration payable	471	—
Accrual of redeemable preferred stock paid-in-kind-dividends	7,338	4,131
Exchanges of Class C and Class D common stock for Class A common stock	15,038	9,425

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

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net (loss) income attributable to Class A common stockholders on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2021, the carrying value of the preferred stock has been increased by $2.5 million and $7.3 million, respectively, for the accretion of the PIK dividend. For the three and nine months ended September 30, 2020, the carrying value of the preferred stock has been increased by $2.3 million and $4.1 million, respectively, for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the unaudited condensed consolidated balance sheets. If a change of control were to occur as of September 30, 2021, the Company might have been required to repurchase the Preferred Stock for $248.7 million. As of September 30, 2021, the Company believed that the occurrence of a change of control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

As of September 30, 2021, EVO, Inc. owns 56.9% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the Nasdaq stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	1,487	1,487
Distributions	—	(10,700)	—	(10,700)
Net (loss) income attributable to RNCI	(158)	7,439	(1,140)	6,141
Unrealized loss on foreign currency translation adjustment	(8,699)	(4,213)	(490)	(13,402)
Unrealized gain on change in fair value of interest rate swap	117	—	—	117
(Decrease) Increase in the maximum redemption amount of RNCI	(96,160)	5,782	—	(90,378)
Allocation of eService fair value RNCI adjustment to Blueapple	(2,206)	—	—	(2,206)
Ending balance, September 30, 2021	$761,632	$184,744	$316	$946,692

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2020	$902,258	$150,190	$—	$1,052,448
Contributions	—	—	505	505
Distributions	—	(4,537)	—	(4,537)
Net (loss) income attributable to RNCI	(8,068)	7,004	(85)	(1,149)
Unrealized gain on foreign currency translation adjustment	3,658	1,546	39	5,243
Unrealized loss on change in fair value of interest rate swap	(223)	—	—	(223)
Purchase of Blueapple Class B common stock in connection with secondary offerings	(51,350)	—	—	(51,350)
Increase in maximum redemption amount in connection with purchase of Blueapple Class B common stock	1,650	—	—	1,650
Increase in the maximum redemption amount of RNCI	33,382	32,233	—	65,615
Allocation of eService fair value RNCI adjustment to Blueapple	(12,569)	—	—	(12,569)
Ending balance, December 31, 2020	$868,738	$186,436	$459	$1,055,633

(18)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	September 30, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$87,057	$—	$—	$87,057
Contingent consideration	—	—	(735)	(735)
Blueapple RNCI	(761,632)	—	—	(761,632)
eService RNCI	—	—	(184,744)	(184,744)
Chile RNCI	—	—	(316)	(316)
Interest rate swap	—	(232)	—	(232)
Investment in equity securities	—	26,129	—	26,129
Total	$(674,575)	$25,897	$(185,795)	$(834,473)

	December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$39,578	$—	$—	$39,578
Contingent consideration	—	—	(1,000)	(1,000)
Blueapple RNCI	(868,738)	—	—	(868,738)
eService RNCI	—	—	(186,436)	(186,436)
Chile RNCI	—	—	(459)	(459)
Interest rate swap	—	(533)	—	(533)
Investment in equity securities	—	25,526	—	25,526
Total	$(829,160)	$24,993	$(187,895)	$(992,062)

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

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 12.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 17.1%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of September 30, 2021 were 4.25x-4.75x and 8.50x-10.00x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI approximates its carrying amount as of September 30, 2021, given the proximity of the transaction date (i.e. formation of the joint venture and its beginning of operations in early June 2021, after securing approval from the Comisién Para el Mercado Financiero (“CMF”)) and the measurement date.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of September 30, 2021. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the interest rate swap was a $0.2 million liability and $0.5 million liability at September 30, 2021 and December 31, 2020, respectively.

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

The Visa Series A preferred stock, which is presented in investments in equity securities on the unaudited condensed consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a loss of $1.3 million and a gain of $1.0 million for the three and nine months ended September 30, 2021, respectively, and a gain of $15.8 million for the three months ended September 30, 2020. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €6.5 million ($7.4 million based on the foreign exchange rate at the time of the acquisition) as of each of September 30, 2021 and December 31, 2020, and is presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $20.9 million and $20.4 million as of September 30, 2021 and December 31, 2020, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of September 30, 2021, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature. The estimated fair value of long-term debt as of September 30, 2021 and December 31, 2020 was $585.9 million and $592.6 million, respectively. The estimated fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is based on quoted bid-ask spreads within the lender syndicate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Segment revenue:
Americas	$79,424	$68,788	$226,830	$201,612
Europe	55,617	48,188	136,626	120,816
Revenue	$135,041	$116,976	$363,456	$322,428

Segment profit:
Americas	$37,327	$28,869	$105,084	$71,649
Europe	22,086	34,446	48,267	50,063
Total segment profit	59,413	63,315	153,351	121,712
Corporate	(10,481)	(10,937)	(26,618)	(28,119)
Depreciation and amortization	(21,941)	(22,167)	(63,562)	(64,116)
Net interest expense	(5,669)	(6,491)	(17,258)	(23,059)
Provision for income tax expense	(8,284)	(6,775)	(19,859)	(4,699)
Share-based compensation expense	(9,172)	(5,916)	(21,459)	(15,391)
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	1,396	5,190	(196)	(10,932)
Net income (loss) attributable to EVO Payments, Inc.	$2,470	$5,839	$4,791	$(2,740)

Capital expenditures:
Americas	$2,556	$1,852	$9,244	$7,458
Europe	3,414	2,193	16,685	5,261
Consolidated total capital expenditures	$5,970	$4,045	$25,929	$12,719

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	September 30,	December 31,
	2021	2020

	(In thousands)
Long-lived assets:
Poland	$33,656	$40,945
United States	23,009	30,334
Mexico	18,836	20,862
Other	24,357	26,589
Totals	$99,858	$118,730

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended September 30, 2021, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 36.5%, 19.4%, and 18.8%, respectively. For the three months ended September 30, 2020, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 40.0%, 20.8%, and 16.1%, respectively. For the nine months ended September 30, 2021, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 39.1%, 17.7%, and 20.1%, respectively. For the nine months ended September 30, 2020, revenue in the United States, Poland, and Mexico, as a percentage of total consolidated revenue, was 42.4%, 18.2%, and 17.3%, respectively. For the three and nine months ended September 30, 2021 and 2020, there is no one customer that represents more than 10% of total revenue.

(21)	Shareholders’ Equity

EVO, Inc. was incorporated under the laws of the State of Delaware on April 20, 2017. On May 25, 2018, we completed the IPO, and shares of our Class A common stock began trading on the Nasdaq stock exchange on May 23, 2018 under the symbol “EVOP.” In connection with the IPO, we completed the Reorganization Transactions to implement an “Up-C” capital structure. As a result of the Reorganization Transactions and the IPO, EVO, Inc. is the sole managing member of EVO, LLC and a holding company whose principal assets are the LLC Interests and the preferred membership interests (“Preferred LLC Interests”) in EVO, LLC. As the sole managing member of EVO, LLC, the Company operates and controls all of the business and affairs of EVO, LLC and its subsidiaries. The Company has the sole voting interest in, and controls the management of, EVO, LLC. Therefore, EVO, Inc. has consolidated the financial results of EVO, LLC and its subsidiaries.

From the date of the Reorganization Transactions and the IPO until May 24, 2021, the Company had four classes of common stock: Class A common stock, Class B common stock (classified as redeemable non-controlling interest), Class C common stock (classified as non-redeemable non-controlling interest) and Class D common stock (classified as non-redeemable non-controlling interest).

On May 25, 2021, pursuant to the Company’s amended and restated certificate of incorporation, all 32,163,538 outstanding shares of Class B common stock were automatically cancelled for no consideration, and each outstanding share of Class C common stock was automatically converted into one share of Class D common stock. Following the cancellation of Class B common stock, Blueapple continues to hold 32,163,538 LLC Interests and maintains all of its rights under the EVO LLC Agreement.

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

(22)	Stock Compensation Plans and Share-Based Compensation Awards

The Company provides share-based compensation awards to its employees under the Amended and Restated 2018 Omnibus Incentive Stock Plan (the “Amended and Restated 2018 Plan”). The original Omnibus Equity Incentive Plan (the “2018 Plan”) was adopted in conjunction with the Company’s IPO and became effective on May 22, 2018. In February 2020, the Company adopted the Amended and Restated 2018 Plan, which was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders in June 2020. The Amended and Restated 2018 Plan amended and restated the 2018 Plan in its entirety and increased the number of shares of the Company’s Class A common stock available for grant and issuance under the 2018 Plan from 7,792,162 shares to 15,142,162 shares. The Amended and Restated 2018 Plan was further amended in November 2021 solely to clarify certain provisions in anticipation of the implementation of the Company’s performance-based equity awards. The Amended and Restated 2018 Plan provides for accelerated vesting under certain conditions.

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Share-based compensation expense	$9,172	$5,916	$21,459	$15,391
Income tax benefit	$(1,350)	$(676)	$(3,271)	$(1,752)

Unit appreciation rights/Restricted stock awards

The Company assumed EVO, LLC’s obligations under the EVO, LLC Unit Appreciation Rights Plan (“UAR Plan”) and converted all of the outstanding UARs held by members of management and current and former employees at the consummation of the IPO to restricted Class A common stock (“RSAs”). In connection with the Company’s assumption of EVO, LLC’s obligation under the UAR Plan and the issuance of the RSAs, on the IPO date, the Company recorded share-based compensation expense based on the modification date fair value of the RSAs of $16.00 per share. The Company recognized share-based compensation expense related to RSAs of less than $0.1 million for the three and nine months ended September 30, 2021 and 2020.

A summary of RSAs activity is as follows (in thousands, except per share data):

	Number of RSAs	Weighted-average grant date fair value

Balance at December 31, 2020	4	$16.00
Granted	—	—
Vested	(4)	16.00
Forfeited	—	—
Balance at September 30, 2021	—	$16.00

As of September 30, 2021 and 2020, total unrecognized share-based compensation expense related to outstanding RSAs was less than $0.1 million. The total fair value of shares vested during the nine months ended September 30, 2021 and 2020, was less than $0.1 million.

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $4.7 million and $2.2 million, for the three months ended September 30, 2021 and 2020, respectively. The Company recognized share-based compensation expense for RSUs granted of $10.4 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2020	1,149	$22.92
Granted	686	25.83
Vested	(416)	23.15
Forfeited	(58)	21.45
Balance at September 30, 2021	1,361	$24.38

As of September 30, 2021 and 2020, total unrecognized share-based compensation expense related to outstanding RSUs was $25.7 million and $21.9 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.3 years as of September 30, 2021 and 2.6 years as of September 30, 2020. The total fair value of shares vested during the nine months ended September 30, 2021 and 2020, was $9.6 million and $5.4 million, respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $4.1 million and $3.7 million, for the three months ended September 30, 2021 and 2020, respectively. The Company recognized share-based compensation expense for the service-based stock options granted of $10.1 million and $9.1 million, for the nine months ended September 30, 2021 and 2020, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2020	5,084	$7.60	$21.06	8.36	$30,405
Granted	1,115	9.76	25.73	—	—
Exercised	(437)	6.29	17.56	—	4,778
Forfeited	(157)	8.03	22.39	—	—
Balance at September 30, 2021	5,605	$8.12	$22.22	7.93	$15,671

Exercisable at September 30, 2021	2,564	$7.34	$19.59	7.41	$12,645

As of September 30, 2021 and 2020, total unrecognized share-based compensation expense related to unvested service-based stock options was $21.0 million and $24.5 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.3 years as of September 30, 2021 and 2.4 years as of September 30, 2020. Stock options granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual installments over a period of four years from grant date. Fifty percent of stock options granted as part of a special, one-time grant on March 29, 2020 vested in August 2020 and the remaining 50% vested upon the first anniversary of the grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	1.16%	0.86%
Expected volatility	34.61%	30.24%
Dividend yield	0.00%	0.00%
Weighted-average fair value at grant date	$9.76	$6.84

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

Nine Months Ended September 30,
2021

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $0.4 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, total unrecognized share-based compensation expense related to these stock options was $1.9 million. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.6 years as of September 30, 2021.

(23)    Subsequent Events

On November 1, 2021, EVO Payments International, LLC (“EPI”), a wholly-owned subsidiary of EVO, Inc., entered into a Second Restatement Agreement to Amended and Restated Credit Agreement (the “Restatement Agreement”) by and among EPI, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as administrative agent, Truist Bank, as the successor administrative agent and the lenders party thereto, to amend and restate the Senior Secured Credit Facilities (as amended and restated by the Restatement Agreement, the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities include revolver commitments of $200.0 million and a $588.0 million term loan. The Restatement Agreement extends the maturity of the revolving facility from June 14, 2023 to November 1, 2026 and the maturity of the term loan facility from December 22, 2023 to November 1, 2026.

Borrowings under the New Senior Secured Credit Facilities bear interest at an annual rate equal to, at EPI’s option, (a) a base rate, plus an applicable margin or (b) LIBOR, plus an applicable margin. The applicable margin for base rate loans ranges from 0.75% to 1.75% per annum and for LIBOR loans ranges from 1.75% to 2.75% per annum, in each case based upon achievement of certain consolidated leverage ratios. In addition to paying interest on outstanding principal, EPI is required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments thereunder ranging from 0.25% to 0.375% per annum based upon achievement of certain consolidated leverage ratios. The New Senior Secured Credit Facilities include provisions that provide for the eventual replacement of LIBOR as a reference rate with the Secured Overnight Financing Rate (as defined therein) or otherwise an alternate benchmark rate that has been selected by the administrative agent and EPI and not objected to by a majority of the lenders.

The New Senior Secured Credit Facilities require prepayment of outstanding loans, subject to certain exceptions, with: (1) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of assets (including casualty events) by EPI and its restricted subsidiaries, subject to reinvestment rights and certain other exceptions (subject to step-downs to 50% and 0% based on achievement of certain consolidated leverage ratios), and (2) 50% of the excess cash flow (subject to certain exceptions and step-downs to 25% and 0% based on achievement of certain consolidated leverage ratios).

EPI may voluntarily repay outstanding loans under the New Senior Secured Credit Facilities at any time, without premium.

All obligations under the New Senior Secured Credit Facilities are unconditionally guaranteed by most of EPI’s direct and indirect, wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the New Senior Secured Credit Facilities, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by:

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

The New Senior Secured Credit Facilities contain a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI and its restricted subsidiaries ability to:

●	incur indebtedness;
●	create liens;
●	engage in mergers or consolidations;
●	make investments, loans and advances;
●	pay dividends and distributions and repurchase capital stock;
●	sell assets;
●	engage in certain transactions with affiliates;
●	enter into sale and leaseback transactions;
●	make certain accounting changes; and
●	make prepayments on junior indebtedness.

The New Senior Secured Credit Facilities also contain a financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis with step-downs over time. The Borrower may elect to increase the maximum consolidated leverage level with which it must comply by 0.5x up to two times during the term upon the consummation of a “material acquisition.”

In addition, the New Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the New Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of remedies on the collateral.

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

We are one of only a few global, omni-channel merchant acquirers and payment processors, with approximately 2,200 employees on four continents, servicing over 550,000 merchants in the Americas and Europe. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution referral partnerships, (2) our three proprietary, in-market processing platforms that are connected through a single point of integration and (3) a comprehensive suite of payment and commerce solutions.

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

Our Tech-enabled division includes our ISV, B2B, and eCommerce businesses. Our Direct division includes long-term, exclusive referral relationships with leading financial institutions as well as our direct sales force, such as our direct salespersons and call center representatives, and independent merchant referral relationships. Our Traditional division, unlike our Direct and Tech-enabled divisions, represents a merchant portfolio which is not actively managed by us. This division only exists in the United States, as it represents our heritage independent sales organizations relationships, and its profits are used to invest in our growth opportunities, such as tech-enabled capabilities and M&A.

The majority of our revenue is generated from transaction-based fees, calculated as a percentage of transaction value or as a standard fee per transaction.

We plan to continue to grow our business and improve our operations by expanding market share in our existing markets and entering new markets. In our current markets, we seek to grow our business through broadening our distribution network, leveraging our innovative payment technology solutions and direct sales force, and acquiring additional merchant portfolios and tech-enabled businesses. We seek to enter new markets through acquisitions and partnerships in Latin America, Europe, and certain other markets.

Executive overview

We delivered solid financial performance in the three and nine months ended September 30, 2021, as demonstrated by the highlights below:

●	Revenue for the three months ended September 30, 2021 was $135.0 million, an increase of 15.4% compared to the three months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 was $363.5 million, an increase of 12.7% compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in transactions resulting from the improvement in economic activity, increased card adoption, and sales-related activity, including the expansion of our tech-enabled partners.
●	Americas segment profit for the three months ended September 30, 2021 was $37.3 million, 29.3% higher than the three months ended September 30, 2020. Americas segment profit for the nine months ended September 30, 2021 was $105.1 million, 46.7% higher than the nine months ended September 30, 2020. The increase in Americas segment profit was due to the increase in revenue, sales-related activity, including the expansion of tech-enabled partners, and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough.
●	Europe segment profit for the three months ended September 30, 2021 was $22.1 million, 35.9% lower than the three months ended September 30, 2020. Europe segment profit for the nine months ended September 30, 2021 was $48.3 million, 3.6% lower than the nine months ended September 30, 2020. The decrease in Europe segment profit was primarily due to a gain of $15.8 million recognized from our investment in Visa Series A preferred stock in the third quarter of 2020, which was partially offset by the increase in profit due to the increase in revenue, sales-related activity, including the expansion of tech-enabled partners, and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough.
●	We processed approximately 1.2 billion transactions in the three months ended September 30, 2021, an increase of 17.2% from the three months ended September 30, 2020. We processed approximately 3.1 billion transactions in the nine months ended September 30, 2021, an increase of 15.3% from the nine months ended September 30, 2020.

COVID-19

Global economic conditions may continue to be volatile as long as COVID-19 (and its variants) remains a public health threat, which volatility could negatively impact our business. Due to the continuing impact of the COVID-19 pandemic on the global economy, certain of our vendors have indicated that they may be exposed to potential incidents of supply chain disruption, constraint, or other difficulties, including as it relates to their ability to meet the POS terminal delivery needs for our merchants. While we are seeking to mitigate the impact of any such potential incidents, including, in some cases, by entering into terminal purchase agreements with vendors which provides us with prioritized allocation of their available supply, disruption in the delivery of POS terminals in the future could impact our ability to service our merchants or add new merchants.

The ongoing impact of the pandemic on our business will largely depend on the progression of the vaccine rollout, the emergence of, and response to, virus variants, improvements in global supply chain outlook, and the extent of government restrictions across our markets. However, we are confident in our continued ability to manage through this challenge. Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are continuing to see in our markets.

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

Financial institution partners

Since 2012, we have established partnerships with leading financial institutions around the world. We rely on our various financial institution relationships to grow and maintain our business. These relationships are structured in various ways, such as commercial alliance relationships and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive merchant referrals and credit facilities to support the settlement process. Our relationships with our financial institution partners may be impacted by, among other things, consolidations in the banking and payments industries. At the end of the second quarter of 2021, we commenced operations in Chile through its joint venture with BCI following receipt of regulatory operational authorization and the acquisition of Pago Fácil in early June 2021.

One of our Spanish financial institution referral partners, Banco Popular, was acquired by Santander in June 2017.  As reported previously and reflected in our previous years’ financial statements, Santander’s acquisition of Banco Popular has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following the acquisition and the bank’s failure to perform certain of its other obligations under our agreements. We believe our agreements with Santander, including the bank’s referral obligations, remain in full force and effect, and we continue to pursue the contractual and legal remedies available to us to resolve these and other matters. In furtherance of those efforts, in December 2020 we filed a claim in the Court of First Instance in Madrid, Spain, seeking various remedies, including monetary damages, in connection with Santander’s breach of certain of its exclusivity, non-compete and merchant referral obligations under the commercial agreements between the parties. The litigation is at a preliminary stage and we cannot at this time determine the likelihood of any outcome or any damages that may be awarded to us. There can be no assurance as to when or if we will recover the amounts to which we believe we are entitled or the other remedies sought in connection with our claims.

Increased regulations and compliance

We, our partners, and our merchants are subject to various laws and regulations that affect the electronic payments industry in the many countries in which our services are used, including numerous laws and regulations applicable to banks, financial institutions, and card issuers. A number of our subsidiaries in our Europe segment hold a Payments Institution (“PI”) license, allowing them to operate in the European Union (the “EU”) member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including the European Payment Services Directive of 2015 (“PSD2”). PSD2 contains a number of additional regulatory mandates, such as provisions relating to Strong Customer Authentication (“SCA”), which aim to increase the security of electronic payments by requiring multi-factor user authentication. SCA regulations required industry-wide systems upgrades. In the second half of 2019, we began updating our systems in preparation for the new SCA compliance requirements. Most new SCA requirements became fully enforced in certain countries in Europe at the end of 2020 while other countries in Europe have adopted staggered timelines and have delayed full enforcement until early 2022. From an operations perspective, we remain focused on developing, coordinating and implementing necessary SCA updates with our merchants and third party providers, including hardware vendors, card issuers and the card networks. Failure to comply with SCA requirements may result in fines from card networks as well as declined payments from card issuers. The EU has also enacted certain legislation relating to the offering of DCC services, which went into effect in April 2020. These new rules require additional disclosures to consumers in connection with our DCC product offerings. As a result of the COVID-19 pandemic, the EU Commission and other national regulators have indicated that enforcement of these regulations will be delayed in order to allow providers additional time to fully implement changes necessary to meet these regulations. Compliance with current and upcoming regulations and compliance deadlines remains a focus for 2021. In addition, we continue to closely monitor the impact of the United Kingdom’s withdrawal from the European Union (“Brexit”) on our operations as further details emerge regarding the post-Brexit regulatory landscape. We are currently operating in the United Kingdom within the scope of its temporary permissions regime pending approval of our application to the Financial Conduct Authority for a stand alone license in the U.K. to facilitate operating our business long-term within that market.

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

For the three months ended September 30, 2021, we processed approximately 1.2 billion transactions, which included approximately 0.3 billion transactions in the Americas and approximately 0.9 billion transactions in Europe. This represents an increase of 12.9% in the Americas and an increase of 18.6% in Europe for an aggregate increase of 17.2% compared to the three months ended September 30, 2020. Transactions processed in the Americas and Europe accounted for 23.5% and 76.5%, respectively, of the total transactions we processed for the three months ended September 30, 2021.

For the nine months ended September 30, 2021, we processed approximately 3.1 billion transactions, which included approximately 0.8 billion transactions in the Americas and approximately 2.3 billion transactions in Europe. This represents an increase of 8.7% in the Americas and an increase of 17.7% in Europe for an aggregate increase of 15.3% compared to the nine months ended September 30, 2020. Transactions processed in the Americas and Europe accounted for 25.7% and 74.3%, respectively, of the total transactions we processed for the nine months ended September 30, 2021.

The changes in the transactions processed in the three and nine months ended September 30, 2021 were primarily driven by the improvement in economic activity from the easing of government restrictions related to COVID-19 in many of our markets and increased card adoption.

Comparison of results for the three months ended September 30, 2021 and 2020

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	September 30, 2021	% of revenue	September 30, 2020	% of revenue	$ change	% change
Segment revenue:
Americas	$79,424	58.8%	$68,788	58.8%	$10,636	15.5%
Europe	55,617	41.2%	48,188	41.2%	7,429	15.4%
Revenue	$135,041	100.0%	$116,976	100.0%	$18,065	15.4%

Operating expenses:
Cost of services and products	$19,121	14.2%	$20,693	17.7%	$(1,572)	(7.6)%
Selling, general, and administrative	71,982	53.3%	64,668	55.3%	7,314	11.3%
Depreciation and amortization	21,941	16.2%	22,167	19.0%	(226)	(1.0)%
Total operating expenses	113,044	83.7%	107,528	91.9%	5,516	5.1%
Income from operations	$21,997	16.3%	$9,448	8.1%	$12,549	132.8%

Segment profit:
Americas	$37,327	27.6%	$28,869	24.7%	$8,458	29.3%
Europe	$22,086	16.4%	$34,446	29.4%	$(12,360)	(35.9)%

Revenue

Revenue was $135.0 million for the three months ended September 30, 2021, an increase of $18.1 million, or 15.4%, compared to the three months ended September 30, 2020.

Americas segment revenue was $79.4 million for the three months ended September 30, 2021, an increase of $10.6 million, or 15.5% compared to the three months ended September 30, 2020.

Europe segment revenue was $55.6 million for the three months ended September 30, 2021, an increase of $7.4 million, or 15.4%, compared to the three months ended September 30, 2020.

The increase in both the Americas and Europe segment revenue for the three months ended September 30, 2021 was in line with the increase in transactions noted previously, which was primarily due to the improvement in economic activity from the easing of governmental restrictions due to COVID-19, increased card adoption, and sales-related activity, including the expansion of tech-enabled partners.

Operating expenses

Cost of services and products

Cost of services and products was $19.1 million for the three months ended September 30, 2021, a decrease of $1.6 million, or 7.6%, compared to the three months ended September 30, 2020 primarily due to the decline in merchant loss reserves and a decline in third-party costs as we work to further leverage our proprietary processing technology.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $72.0 million for the three months ended September 30, 2021, an increase of $7.3 million, or 11.3%, compared to the three months ended September 30, 2020. The increase was primarily due to the normalization in the current period of employee compensation expenses that were reduced in the second quarter of 2020 in reaction to the onset of the pandemic.

Depreciation and amortization

Depreciation and amortization was $21.9 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 1.0%, compared to the three months ended September 30, 2020.

Interest expense

Interest expense was $6.1 million for the three months ended September 30, 2021, a decrease of $0.6 million, or 8.8%, compared to $6.7 million for the three months ended September 30, 2020. The decrease was due to lower variable interest rates and a portion of the outstanding balance on our first lien term loan in 2020.

Income tax expense

Income tax expense represents federal, state, local, and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the three months ended September 30, 2021, we recorded a tax expense of $8.3 million, which included a net discrete tax expense of $0.8 million. For the three months ended September 30, 2020, we recorded a tax expense of $6.8 million, which included an expense of $0.4 million from a release of the U.S. interest limitation valuation allowance.

Segment performance

Americas segment profit for the three months ended September 30, 2021 was $37.3 million, compared to $28.9 million for the three months ended September 30, 2020, an increase of 29.3%. The increase was primarily due to the increase in revenue, sales-related activity, including the expansion of tech-enabled partners, and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Americas segment profit margin was 47.0% for the three months ended September 30, 2021, compared to 42.0% for the three months ended September 30, 2020.

Europe segment profit was $22.1 million for the three months ended September 30, 2021, compared to $34.4 million for the three months ended September 30, 2020, a decrease of 35.9%. The decrease was primarily due to a gain of $15.8 million recognized from our investment in Visa Series A preferred stock in the third quarter of 2020, which was partially offset by the increase in profit due to the increase in revenue, sales-related activity, including the expansion of tech-enabled partners, and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Europe segment profit margin was 39.7% for the three months ended September 30, 2021, compared to 71.5% for the three months ended September 30, 2020.

Corporate expenses not allocated to a segment were $10.5 million for the three months ended September 30, 2021, compared to $10.9 million for the three months ended September 30, 2020.

Comparison of results for the nine months ended September 30, 2021 and 2020

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Nine Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2021	% of revenue	September 30, 2020	% of revenue	$ change	% change

Segment revenue:
Americas	$226,830	62.4%	$201,612	62.5%	$25,218	12.5%
Europe	136,626	37.6%	120,816	37.5%	15,810	13.1%
Revenue	$363,456	100.0%	$322,428	100.0%	$41,028	12.7%

Operating expenses:
Cost of services and products	$54,276	14.9%	$63,034	19.5%	$(8,758)	(13.9)%
Selling, general, and administrative	198,050	54.5%	191,579	59.4%	6,471	3.4%
Depreciation and amortization	63,562	17.5%	64,116	19.9%	(554)	(0.9)%
Impairment of intangible assets	—	0.0%	782	0.2%	(782)	(100.0)%
Total operating expenses	315,888	86.9%	319,511	99.1%	(3,623)	(1.1)%
Income from operations	$47,568	13.1%	$2,917	0.9%	$44,651	1530.7%

Segment profit:
Americas	$105,084	28.9%	$71,649	22.2%	$33,435	46.7%
Europe	$48,267	13.3%	$50,063	15.5%	$(1,796)	(3.6)%

Revenue

Revenue was $363.5 million for the nine months ended September 30, 2021, an increase of $41.0 million, or 12.7%, compared to the nine months ended September 30, 2020.

Americas segment revenue was $226.8 million for the nine months ended September 30, 2021, an increase of $25.2 million, or 12.5%, compared to the nine months ended September 30, 2020.

Europe segment revenue was $136.6 million for the nine months ended September 30, 2021, an increase of $15.8 million, or 13.1%, compared to the nine months ended September 30, 2020.

The increase in both the Americas and Europe segment revenue for the nine months ended September 30, 2021 was in line with the increase in transactions noted previously, which was primarily due to the improvement in economic conditions from the easing of governmental restrictions due to COVID-19, increased card adoption, and sales-related activity, including the expansion of tech-enabled partners.

Operating expenses

Cost of services and products

Cost of services and products was $54.3 million for the nine months ended September 30, 2021, a decrease of $8.8 million, or 13.9%, compared to the nine months ended September 30, 2020, primarily due to the decline in merchant loss reserves and a decline in third-party costs as we work to further leverage our proprietary processing technology.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $198.1 million for the nine months ended September 30, 2021, an increase of $6.5 million, or 3.4%, compared to the nine months ended September 30, 2020, primarily due to the normalization in the current period of employee compensation expenses that were reduced in the second quarter of 2020 in reaction to the onset of the pandemic.

Depreciation and amortization

Depreciation and amortization was $63.6 million for the nine months ended September 30, 2021, a decrease of $0.6 million, or 0.9%, compared to the nine months ended September 30, 2020. This decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods.

Impairment of intangible assets

There was no impairment of intangibles assets for the nine months ended September 30, 2021, a decrease of $0.8 million, compared to the nine months ended September 30, 2020. In the nine months ended September 30, 2020, we recognized an impairment charge related to the retirement of certain trademarks driven by an internal reorganization.

Interest expense

Interest expense was $18.3 million for the nine months ended September 30, 2021, a decrease of $5.6 million, or 23.6%, compared to $23.9 million for the nine months ended September 30, 2020. The decrease was due to lower variable interest rates as well as the paydown of our revolving credit facility and a portion of the outstanding balance on our first lien term loan in 2020.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the nine months ended September 30, 2021, we recorded a tax expense of $19.9 million, which included a net discrete tax expense of $4.2 million primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. For the nine months ended September 30, 2020, we recorded a tax expense of $4.7 million, which included a tax benefit of $2.2 million from a release of the U.S. interest limitation valuation allowance.

Segment performance

Americas segment profit for the nine months ended September 30, 2021 was $105.1 million, compared to $71.7 million for the nine months ended September 30, 2020, an increase of 46.7%. The increase was primarily due to the increase in revenue, sales-related activity, including the expansion of tech-enabled partners, and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Americas segment profit margin was 46.3% for the nine months ended September 30, 2021, compared to 35.5% for the nine months ended September 30, 2020.

Europe segment profit was $48.3 million for the nine months ended September 30, 2021, compared to $50.1 million for the nine months ended September 30, 2020, a decrease of 3.6%. The decrease was primarily due to a gain of $15.8 million recognized from our investment in Visa Series A preferred stock in the third quarter of 2020, which was partially offset by the increase in profit due to the increase in revenue, sales-related activity, including the expansion of tech-enabled partners, and effective cost management initiatives implemented at the onset of the pandemic. A portion of the cost management initiatives implemented in the second quarter of 2020 included the reduction in base salaries and employee furloughs. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Europe segment profit margin was 35.3% for the nine months ended September 30, 2021, compared to 41.4% for the nine months ended September 30, 2020.

Corporate expenses not allocated to a segment were $26.6 million for the nine months ended September 30, 2021, compared to $28.1 million for the nine months ended September 30, 2020.

Liquidity and capital resources for the nine months ended September 30, 2021 and 2020

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital, and funds required to finance acquisitions.

We expect to continue to use capital to innovate and advance our products as new technologies emerge and to accommodate new regulatory requirements in the markets in which we process transactions. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our New Senior Secured Credit Facilities, as needed. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our New Senior Secured Credit Facilities.

To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness, equity, or both.

As of September 30, 2021, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.6 million for additional borrowings and utilization of $1.4 million in standby letters of credit.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of September 30, 2021, cash and cash equivalents of $415.9 million includes cash in the United States of $147.5 million and $268.4 million in foreign jurisdictions. Of the United States cash balances, $40.5 million is available for general purposes, and the remaining $107.0 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $140.8 million is available for general purposes, and the remaining $127.6 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our cash and cash equivalents.

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

In connection with our IPO, we entered into the Exchange Agreement with certain of the Continuing LLC Owners, under which these Continuing LLC Owners have the right, from time to time, to exchange their units in EVO, LLC and related shares of EVO, Inc. for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our New Senior Secured Credit Facilities, equity or debt issuances or a combination thereof.

In addition, in connection with the IPO, we entered into the TRA with the Continuing LLC Owners. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing LLC Owners will be significant. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest in accordance with the terms of the TRA until paid by us. Refer to Note 5, “Tax Receivable Agreement,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on the TRA.

The following table sets forth summary cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$72,056	$68,001
Net cash used in investing activities	(51,561)	(16,581)
Net cash (used in) provided by financing activities	(13,084)	18,490
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,708)	(120)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,297)	$69,790

Operating activities

Net cash provided by operating activities was $72.1 million for the nine months ended September 30, 2021, an increase of $4.1 million compared to net cash provided by operating activities of $68.0 million for the nine months ended September 30, 2020. This increase was primarily due to net income and changes in working capital, including the timing of settlement-related assets and liabilities. Excluding the impact of settlement-related assets and liabilities, net cash provided by operating activities increased $61.1 million.

Investing activities

Net cash used in investing activities was $51.6 million for the nine months ended September 30, 2021, an increase of $35.0 million compared to net cash used in investing activities of $16.6 million for the nine months ended September 30, 2020. The increase was primarily due to higher capital expenditures and the Pago Fácil acquisition.

Capital expenditures were $25.9 million for the nine months ended September 30, 2021, an increase of $13.2 million compared to $12.7 million for the nine months ended September 30, 2020. The increase was primarily due to the higher POS terminal and software purchases related to ACI’s Postilion payment processing platform.

Financing activities

Net cash used in financing activities was $13.1 million for the nine months ended September 30, 2021, a decrease of $31.6 million compared to net cash provided by financing activities of $18.5 million for the nine months ended September 30, 2020. The decrease was primarily due to distributions to non-controlling interest holders and higher net repayments under our long-term debt arrangements.

Senior Secured Credit Facilities

On November 1, 2021, we amended and restated our Senior Secured Credit Facilities (as amended, the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities are comprised of a $200.0 million revolving credit facility maturing in November 2026, and a $588.0 million term loan maturing in November 2026. In addition, our New Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our New Senior Secured Credit Facilities, and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms.

Refer to Note 13, “Long-Term Debt and Lines of Credit,” and Note 23 “Subsequent Events” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our long-term debt, including our New Senior Secured Credit Facilities and our settlement lines of credit.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of September 30, 2021, we had $12.2 million outstanding under these lines of credit with additional capacity of $139.2 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of September 30, 2021, there were no significant changes to the contractual obligations reported as of December 31, 2020 in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 14, “Derivatives,” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various claims and lawsuits incidental to its business. For additional information on legal proceedings, see Note 19, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed under “Item 1A. Risk Factors” included in our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the quarter ended September 30, 2021, except for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended September 30, 2021:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

July 1, 2021 to July 31, 2021	32,959	$29.19	—	$—
August 1, 2021 to August 31, 2021	534	$26.70	—	$—
September 1, 2021 to September 30, 2021	304	$24.90	—	$—
Total	33,797	$29.11

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amended and Restated 2018 Omnibus Incentive Stock Plan

On November 2, 2021, the Board of Directors adopted the Amended and Restated 2018 Omnibus Long Term Incentive Plan (the “Amended Plan”). The Amended Plan clarifies certain provisions of our long-term incentive plan in anticipation of the implementation of our performance-based equity award program. In particular, it removes provisions that were designed to comply with the previously existing qualified “performance-based” compensation exception to the deduction limitation in Section 162(m) of the Internal Revenue Code, following the elimination of this exception by the Tax Cuts and Jobs Act of 2017.

The terms and conditions of the Amended Plan, to the extent they differ from the terms and conditions of the existing plan, do not apply to or otherwise impact previously granted or outstanding awards under the existing plan, a description of which may be found in the Compensation Discussion and Analysis section of our definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 5, 2021, under the heading Long-Term Incentive Plan.

This description of the Amended Plan is qualified in its entirety by reference to the complete text of the Amended Plan, which has been filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

New Senior Secured Credit Facilities

On November 1, 2021, EVO Payments International, LLC (EPI), a wholly-owned subsidiary of EVO, Inc., entered into a Second Restatement Agreement to Amended and Restated Credit Agreement (the Restatement Agreement) to amend and restate the Senior Secured Credit Facilities. Refer to Note 23, “Subsequent Events” to the notes to the accompanying unaudited condensed consolidated financial statements for a description of the Restatement Agreement.

The description of the Restatement Agreement is qualified in its entirety by the full text of the Restatement Agreement filed herewith as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS

List of Exhibits

aaw
Exhibit
No.	Description

10.1#	Amended and Restated 2018 Omnibus Incentive Stock Plan
10.2

Second Restatement Agreement to Amended and Restated Credit Agreement, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as the existing administrative agent, Truist Bank, as the successor administrative agent, and the lenders from time to time party thereto (including the Second Amended and Restated Credit Agreement attached as Exhibit A thereto).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contact or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	November 3, 2021
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	November 3, 2021
Thomas E. Panther	(principal financial officer)