Form 10-K
period 2021-12-31
EVO Payments, Inc.
filed 2022-02-23
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the Nasdaq Global Market system on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,293,189,867. As of February 14, 2022, there were 47,453,097 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,783,074 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding. As of February 14, 2022, there were 32,163,538 common membership interests of EVO Investco, LLC (“Common Units”) issued and outstanding held by Blueapple, Inc., a Delaware corporation, which is controlled by entities affiliated with the registrant’s founder and Chairman of the board of directors, Rafik R. Sidhom, and which Common Units are subject to Blueapple, Inc.’s right to cause the registrant to use its commercially reasonable best efforts to pursue a public offering of an equivalent number of the registrant’s Class A common stock and use the net proceeds therefrom to purchase such holder’s Common Units. As a result, the registrant believes that these Common Units are most appropriately viewed as equivalent to additional shares of Class A common stock when considering the registrant’s overall capitalization.

DOCUMENTS INCORPORATED BY REFERENCE:

Specifically identified portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

EVO PAYMENTS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Annual Report on Form 10-K are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the continuing uncertainties regarding the ultimate scope and trajectory of the COVID-19 pandemic (including its variant strains) on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the continuing impact of the COVID-19 pandemic; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) our ability to recruit, retain and develop qualified personnel; (11) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (12) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (13) increased customer, referral partner, or sales partner attrition; (14) the incurrence of chargebacks; (15) failure to maintain or collect reimbursements; (16) fraud by merchants or others; (17) the failure of our third-party vendors to fulfill their obligations; (18) failure to maintain merchant and sales relationships or financial institution alliances; (19) ineffective risk management policies and procedures; (20) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (21) damage to our reputation, or the reputation of our partners; (22) seasonality and volatility; (23) geopolitical and other risks associated with our operations outside of the United States; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the phase out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in “Basis of Presentation”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in “Basis of Presentation”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under Item 1A “Risk Factors” contained in Part I of this Annual Report on Form 10-K.

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

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the remaining holders of LLC Interests (other than EVO, Inc.), which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners.
●	“LLC Interests” refers to the single class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a Delaware S corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, JCB, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

PART I

ITEM 1. BUSINESS

Our business

Founded in 1989, we are a global merchant acquirer and payment processor servicing more than 550,000 merchants and processing approximately 4.2 billion transactions annually. We help enable electronic commerce globally with local operations in 12 countries and the ability to serve over 50 markets around the world. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution and tech-enabled referral partnerships, (2) our three proprietary, in-house processing platforms that are connected by a single point of integration, and (3) a comprehensive suite of payment and commerce solutions, including integrated software, at the physical point-of-sale (“POS”), eCommerce, and business-to-business (“B2B”) solutions. We believe these points of differentiation allow us to deliver strong organic growth, increase market share, and attract additional relationships with financial institutions, technology companies, and other strategic partners.

We are focused on delivering products and services that provide the most value and convenience to our merchants and their customers. Our payment and commerce solutions consist of our core proprietary products and services, value-added solutions, as well as services that we enable through technical integrations with third-party providers. Our global footprint and ease of integration attract new partner relationships, allowing us to develop a robust integrated solutions partner network and positioning us to stay ahead of major trends in each of our markets.

We operate three proprietary, in-house processing platforms, all connected via our EVO Snap solution and each supporting a different geographic region. EVO Snap provides a technical connection to our regional processing systems and a central point of integration for all third-party product partners. Importantly, our platforms allow us to address the unique needs of specific payments markets and to control the entire customer experience. In-house processing also allows us to directly address merchant and regulatory concerns regarding the flow of cardholder data and other sensitive information. Our proprietary systems provide scale efficiencies which minimize our variable costs as merchant counts and transaction volumes increase.

Due to our broad distribution, diversified product offering, leading tech-enabled solutions, and client service, we are able to build strong relationships with our merchants and referral partners. These merchants rely on our product offerings, including our payment processing, on-boarding, underwriting, technical support, secure infrastructure, and settlement services, and our technology is often heavily embedded in our merchants’ infrastructure.

As an intermediary between merchants and card networks, we collect a series of fees primarily driven by the number, type, and value of transactions processed. These merchant service fees are then split into three components: (1) fees remitted to the financial institution that issued the card (interchange), (2) fees remitted to the card networks, and (3) fees retained by EVO. The allocation of these three components vary greatly based on a number of factors, including merchant size, merchant industry, merchant location, type of card, and type of transaction (e.g., card present and card-not-present). In addition, we generate fees for products and services provided to capture transactions, value-added services and more advanced technology solutions that we provide to our merchants.

Our segments

We classify our business into two segments: the Americas and Europe. The alignment of our segments is designed to establish lines of business that support the various geographical markets in which we operate and make our local solutions available across our entire global footprint. In both segments, we provide our customers with merchant acquiring solutions, including integrated solutions for retail transactions at the physical and virtual POS, as well as B2B transactions. These also represent the operating segments used by our Chief Executive Officer for evaluating our performance and allocating resources. Refer to Note 20, “Segment Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segments.

We believe the changing trends in payment technologies, including the increased adoption of tech-enabled payment solutions and the ongoing cash-to-card conversion, will continue to support growth across our segments.

Americas

Our Americas segment includes our operations in the United States, Canada, Mexico, and Chile. In the United States and Canada, where card penetration rates are among the highest in the world, we are focused on driving growth from the changing trends in payment technologies, including the increased adoption of software at the POS for retail and B2B transactions. In Latin America, overall card penetration is significantly lower than that of the United States and Canada. When coupled with other attributes, including a bank-centric acquiring model, terminal-centric small and medium sized enterprises (“SMEs”) markets, and centralized in-country processing shared among competitors, we see highly attractive and sustainable growth opportunities.

For the year ended December 31, 2021, we processed approximately 1.1 billion transactions in the Americas, and segment revenue represented 61.9 % of total revenue.

Europe

Our Europe segment includes our operations in Poland, Germany, Ireland, the United Kingdom, Spain, and the Czech Republic, as well as our support of merchants in surrounding markets. The European merchant acquiring market has certain structural characteristics such as accelerating cash-to-card conversion, including regulatory support for digital payment acceptance, increased tech-enabled payments adoption, bank-centric acquiring models, significant penetration of local debit networks, and terminal-centric SME markets, which we believe provide us with future opportunities for growth.

For the year ended December 31, 2021, we processed approximately 3.1 billion transactions in Europe, and segment revenue represented 38.1% of total revenue.

Seasonality

We typically experience seasonal fluctuations in our revenue, which can vary by region. Historically, in both the Americas and Europe, our revenue has been strongest in our fourth quarter and weakest in our first quarter as many of our merchants experience a seasonal lift during the traditional vacation and holiday months.

Our sales and distribution network

Within each segment, we have developed a diverse network of sales distribution channels to drive growth for our merchant portfolio. Leveraging our global direct sales force, we target merchants across a wide variety of countries, industries, and sizes. Strategic investments in new products and distribution channels and the seamless introduction of these capabilities to our global markets are central components of our growth strategy.  These sales distribution networks consist of our Tech-enabled division, which includes our ISV, B2B, and eCommerce businesses, as well as our Direct and Traditional divisions.

Tech-enabled

Our Tech-enabled division represents our relationships with merchants requiring a technical integration at the POS between us and a third party software solution whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by our direct sales force as well as partnerships with independent software vendors (“ISVs”), integrated software dealers or resellers, and eCommerce gateway providers. In the United States, our Tech-enabled division also includes our B2B business, through which we provide integrated solutions to enterprise resource planning (“ERP”) software to enable companies utilizing this software to accept digital payment methods from their business customers. Our B2B relationships are supported by our proprietary solutions sold directly to merchants and via ERP software dealers or resellers. We have emerged as a preferred partner for these third-party referral partners because of the ease of integration through our proprietary solutions, high merchant satisfaction levels driven by the quality of our service, and the ease and speed of our boarding systems for new merchants.

Our network of over 1,500 integrated partnerships allows us to target a range of merchants, including SMEs and larger merchants such as corporations and multi-national customers, who desire an integrated software solution for their physical locations, an eCommerce gateway solution for their virtual storefronts, and sophisticated integrations to ERP systems to enable digital payment acceptance for B2B transactions. Our proprietary eCommerce capabilities and eCommerce referral partners, as well as our differentiated B2B product offerings including payment integrations to top-tier and industry-specific ERP systems, enable us to target larger merchants across our domestic and international markets.

ISV.  Our integrated payments solutions are embedded into business management software solutions owned or licensed by our tech-enabled partners, which span numerous industry verticals and geographic markets. We grow our ISV business by enabling digital payments acceptance through business management software solutions for new and existing merchants, leveraging our tech-enabled referral network, and our direct sales force. We have invested and continue to invest in infrastructure that allows software providers, including dealers and resellers, to offer our proprietary integrated payment solutions to merchants across all of our markets. These investments include enhancing our current infrastructure as well as strategic acquisitions of integrated technology solutions. Our EVO Snap platform’s simple yet powerful connection point provides software developers and their partners access to our three processing platforms—thereby allowing merchants to accept various payment methods across all of our geographic markets.

In July 2021, we acquired Anderson Zaks Limited, an omni-channel payment gateway provider in the United Kingdom to expand our tech-enabled capabilities and broaden our ISV network in the U.K. and across Europe for merchants in key retail verticals, including hospitality, pharmacy, venues, ticketing, and general retail, among others.

B2B. We offer B2B solutions, which combine our payment processing capabilities and business automation software through our market-leading PayFabric gateway to simplify digital payments acceptance for our merchants’ business-to-business transactions. We believe that merchants of all sizes are increasingly looking to improve their back office operations by leveraging digital automation and workflow technology. In addition to our processing capabilities, we offer various interchange management solutions, reporting solutions and other business automation tools to merchants, particularly larger companies with complex payment needs. As a result of our strategic acquisitions and internal development, we are able to offer our solutions to Microsoft, Oracle, and SAP merchants leveraging our certified native integrations, as well as merchants utilizing various industry-specific business management solutions through our custom integrations. Our investments in the development of our B2B PayFabric gateway have also enabled us to offer these merchants proprietary payment solutions for retail eCommerce transactions.

eCommerce. Our eCommerce solutions enable our merchants to securely and seamlessly accept various payment methods in any of our markets. We are able to deploy our proprietary eCommerce gateway solutions to merchants of all sizes across our global footprint through our direct sales force and tech-enabled referral network. In certain instances, specifically in our U.S. market, third-party gateway providers refer merchants to us for acquiring and processing capabilities utilizing our eCommerce boarding tools. We will continue to expand our eCommerce offering, particularly in our international markets, through strategic acquisitions and continued investments in our proprietary and related solutions that align with customer preferences and local government requirements.

In June 2021, we acquired Pago Fácil, a leading eCommerce payment gateway in Chile that offers an array of digital payment solutions, including acquiring services, eCommerce software integrations, and value-added solutions.

Our Tech-enabled division represents approximately 44% of our Americas revenue and approximately 22% of our Europe revenue for the year ended December 31, 2021.

Direct

Our Direct division primarily represents the direct solicitation of merchants through international bank relationships and certain other referral sources in the U.S. and is supported by our worldwide direct sales force. In our international markets, we have long-term, exclusive referral relationships with leading financial institutions that actively pursue new merchant relationships on our behalf. As part of these relationships, we target large merchants through a coordinated sales approach with our financial institution partners.

These financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, Liberbank, and Banco de Crédito e Inversiones (“BCI”) among others, often provide us with access to their brands, significantly enhancing our credibility and recognition in the marketplace. In several markets, we operate with more than one financial institution partner. We also have referral arrangements with a limited number of independent sales organizations (“ISO”) that refer merchants to us.

In December 2021, we entered into agreements with the National Bank of Greece to acquire a majority of the bank’s merchant acquiring business through the formation of a joint venture and entry into a long-term commercial alliance. Under the terms of the agreements, the National Bank of Greece will spin off its merchant acquiring business into a new entity and we will acquire a 51% interest in the joint venture. The transaction also includes a marketing alliance agreement whereby the National Bank of Greece will exclusively refer customers to the joint venture and EVO will manage the business and provide its card acceptance solutions through its proprietary products and processing platforms. The transaction is expected to be completed in the second half of 2022, subject to regulatory approvals and other customary conditions.

We utilize a dedicated sales team, including outbound telesales, to build and maintain relationships with our merchants, referral partners, and international bank referral network. We have a long history of operating as a direct sales organization and have succeeded by pursuing merchants through our direct sales efforts and retaining merchants by delivering high levels of customer satisfaction. We view our direct sales force as complementary to our financial institution relationships, as our direct sales force generates new merchant opportunities in addition to the referrals we receive from our various partners. As we expand, we will continue to export our direct sales expertise and capabilities into all of the markets in which we operate, using products and sales practices developed over the years in the United States.

A key component of our Direct division is our highly customized lead management, merchant boarding, and risk management software tools. These technologies allow us to quickly and efficiently accept new merchant leads from sales representatives and bank partners, digitally onboard merchants, and manage transaction risks. In both the financial institution referral model and through our direct sales team, we build and maintain a direct relationship with our merchants in order to control our sales, pricing, underwriting, boarding, and support processes.

Our Direct division is our largest division as our international markets are dominated by referrals from our financial institution partners. This division represents approximately 43% of our segment revenue in the Americas and 78% in Europe for the year ended December 31, 2021.

Traditional

Our Traditional division is our heritage United States portfolio and is comprised primarily of dormant relationships with independent sales agents, ISOs, and other partners. Most of these relationships are commercial partnerships; however, in select situations we own an equity stake in a partner as historically, we invested in ISOs in exchange for a processing relationship. While this division is very profitable, the independent sales groups and agents are no longer active with the Company, and as such, we expect this business to decline over time. This division represents approximately 14% of our segment revenue in the Americas for the year ended December 31, 2021.

Our competitive strengths

Global footprint enables us to serve clients around the world

We have operations in 12 countries and the ability to service merchants in more than 50 markets around the world. Our customers include large national and multi-national corporations as well as SMEs spanning across most industry verticals. Our global merchant footprint is diversified among retail, restaurants, petroleum, government, and transit industries, among others.

We have investments and partnerships in fast-growing developing and emerging markets with lower penetration rates of electronic payments, such as Mexico, Chile, and Central and Eastern Europe. In addition, we have established sales channels and relationships in large developed economies, such as the United States, Canada, and certain countries in Western Europe, where the penetration of electronic payments is relatively mature.

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

Strategic distribution partnerships with financial institutions and tech-enabled referral partners

Across Europe and Latin America, our exclusive financial institution distribution relationships represent thousands of bank branches, including retail and corporate banking locations. We are highly selective in identifying optimal distribution partners, and we seek to align ourselves with financial institutions that have strong networks, a high-quality client portfolio, and a trusted brand name. After forming these relationships, we introduce our sales and technology capabilities to the local market, identify new merchant recruitment opportunities, and strengthen our relationships with existing merchant clients as our bank partners exclusively refer their existing and new customers to us for acquiring and processing services. We have experienced significant success in our financial institution alliances in attracting new customers on behalf of our bank partners. By providing high quality, focused services to merchants, we enhance the goodwill between our financial institution partners and their merchants which can, in turn, curb attrition. We have demonstrated success in integrating and cross-selling our services to this expanded merchant base as well as generating new banking customers for our partners through our direct sales strategies.

We have also established deep relationships with a large network of tech-enabled referral partners including ISVs, integrated software dealers, ERP dealers and integrators, eCommerce providers, and other membership or distribution partners that wish to offer payment processing services to their merchant customers. We believe our expertise in serving tech-enabled referral partners is differentiated and enabled by our three proprietary, in-house processing platforms and service-oriented culture. Through a single, easy integration point, partners gain access to our global processing platform and solutions. Furthermore, our commitment to customer service drives high merchant satisfaction levels and has established our strong reputation as a reliable and trusted partner around the world. In the B2B market, our integrations to ERP systems enable us to sell our B2B solutions through a network of ERP system implementers, resellers, and buying groups. We believe our expertise in serving tech-enabled distribution partners is a competitive advantage and will position us for continued growth.

Comprehensive suite of payment and commerce solutions

We are focused on delivering the products and services that provide optimal value and convenience to our merchants. As such, we continuously survey the competitive landscape and our merchants and leverage our experience in markets throughout the world to develop products, services, pricing, promotions, and partnering strategies for each region that we believe best suits the current and future needs of each market. Our wide-ranging experience serving multi-national merchants in markets around the world, as well as our close relationships with large merchants and various card networks, including Visa, Mastercard, American Express, Discover, UnionPay, JCB, and other card networks, uniquely position us to stay ahead of major trends in each of our markets.

We offer an extensive portfolio of products, services, and pricing solutions with functionality that appeals to a broad range of merchants and that are specifically designed for particular vertical markets. Our extensive product offerings enable us to provide tailored payment solutions to each of our merchants to fit their customized needs.

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

Our strategy is to leverage EVO-owned technology in our product and service delivery to the greatest extent possible. We believe that this approach allows us to minimize variable expenses in processing transactions and maximize reliability and speed-to-market in delivering the products and services demanded by our merchant customers throughout our global footprint. In many markets, we provide innovative solutions that merchants are unable to obtain from traditional bank acquirers. We endeavor to export products, services, platforms, and applications that enjoy success in any one of our markets to all of our markets, allowing our merchants and referral partners to benefit from our global footprint and providing a consistent experience for our multinational customers. We employ local product and technical expertise in every EVO market and then tailor our products and services from other regions to capture local market opportunities.

Our product lines consist of a collection of integrated solution offerings, which allow tech-enabled partners to connect to our systems via a simple, single integration, giving them access to our platforms. These product lines include (1) an ISV platform that offers merchants a variety of direct connections to software companies through various integrated software dealers, (2) payment integrations to ERP systems to enable card acceptance from business customers as well as complementary accounts receivable-related automation and reconciliation tools, and (3) robust eCommerce gateway solutions that provide comprehensive payment solutions, including proprietary eCommerce solutions that allow online merchants to leverage our global suite of products, including paperless reporting and boarding.

Our EVO Snap platform is fully EMV (Europay, Mastercard, Visa) compliant and provides an extensive menu of advanced features to our current and prospective integrated software partners, including tokenization, point-to-point encryption, and real-time fraud scoring. We believe this platform also allows us to deliver outsized value to our merchants by providing them with access to a broad range of industry-specific third-party business management software tools at the POS (e.g., inventory management, advanced accounting functions, and real-time promotions), even if the software vendor is located in another market.

Uninterrupted services are mission-critical to our merchants and referral partners. As such, we have invested in creating a leading technology infrastructure designed to prioritize both efficiency and security. In addition, everything we bring to market is designed and implemented with security as a primary requirement. Our technology infrastructure is supported by professionals with decades of experience in operating high-volume, real-time processing systems and has been developed around our data centers located in the U.S., Mexico, and Poland. We have also designed our environments with the ability to redirect processing to the most appropriate operating location at any given time. This flexibility enables us to continue to offer processing services during catastrophic events and disasters that would otherwise adversely affect our clients.

In addition, we have implemented a formal information security program, EVO Secure, to address threats to our infrastructure. This multi-layered program, led by a team of dedicated security professionals, ensures that we evaluate, defend, monitor, and react to potential threats in a consistent manner across our global network.

Proven management team with strong track record of value-creating acquisitions

Our senior leadership team includes highly experienced payment technology professionals based in the Americas and Europe, allowing us to operate successfully in our current markets while also evaluating new markets. Many of our executives previously worked together in the industry and have extensive experience in developing and managing a global payments company. As we have expanded our international operations, we have invested substantial resources to attract and retain experienced talent with significant in-country experience to further develop and support our current and future markets.

Our senior leadership team has also demonstrated exceptional execution capabilities around developing new markets and sales distribution channels, consolidating and insourcing operations, and leading multi-cultural dispersed teams. They have completed numerous migrations of merchants from third party providers to our proprietary platforms. The team has also successfully formed and maintained complex alliance relationships with many large financial institutions, which provide a significant number of merchant referrals to our business.

Our growth strategies

We believe our competitive strengths will continue to generate significant growth opportunities in both existing and new markets. We plan to grow our business by executing the following strategies:

Organically growing existing markets

We believe there is considerable opportunity for growth not only in new markets, but in our existing markets as well. Since 2012, our international operations have grown considerably, accounting for approximately 60% of our revenue for the year ended December 31, 2021.

Many of our international markets are less mature than the United States with respect to the growth drivers of our business. Specifically, these markets exhibit higher overall consumer expenditure growth, provide more opportunity for cash-to-card conversion, have lower penetration of integrated software and eCommerce solutions, and present growth opportunities with new financial institution partners. Furthermore, as a result of the COVID-19 pandemic, we have seen an acceleration in the adoption of digital payments in these markets resulting in an increase in card penetration and processing volumes.

In the United States, Canada and the U.K., which are relatively more mature than our other international markets, we believe there is significant opportunity for sustained, attractive growth in both the integrated software and the B2B channels. Merchants of all sizes are increasingly migrating from standalone terminals to integrated POS solutions, as software becomes more affordable and more customized based on the industry of the merchant. B2B merchants, who have historically low rates of card acceptance compared to business-to-consumer merchants, are now enjoying significant growth because of interchange incentives from the card schemes which lowers the cost of card acceptance based on the data transmitted with each transaction, coupled with the desire to adopt business automation tools available through ERP payment integrations. We have made and continue to make investments through in-house development and acquisitions that secure market-leading technology solutions for both retail management software and ERP solutions, as the growth rates of these channels are superior to that of traditional POS merchants. We expect these growth trends to continue for the foreseeable future.

To continue growing our merchant base we focus primarily on the following strategies:

●	Supporting our existing portfolio and adding new customers. Our existing distribution partners currently service customers that do not utilize our merchant services, which presents business opportunities to cross-sell our services to these existing relationships.
●	Introducing our comprehensive, global set of payment and commerce solutions to our existing markets. With industry leading products and services, such as our proprietary dynamic currency conversion (“DCC”) technology, our state-of-the-art integrated platform, our suite of ERP payments integrations, and our eCommerce gateway solution, we believe we are uniquely positioned to enable our distribution partners to offer their merchants the broadest product offering in the market.
●	Leveraging our global infrastructure to service multinational and enterprise merchants. As a result of having a proprietary integrated platform, we are able to act as a single acquirer and processor for merchants in multiple countries.
●	Customizing solutions to meet in-market needs. We design our products and services to meet the needs of our local customers and partners. We also enable our systems to utilize local alternative payment methods that are present in particular markets, such as Blik in Poland, Giropay in Germany, and Codi in Mexico.

By implementing these strategies, we believe we will increase adoption of our payment and commerce solutions, continue to grow our merchant base, and offer merchants the broadest set of solutions in the market.

Expanding our global footprint

Our partnership strategy has been a source of significant growth, and we believe it will continue to facilitate growth in the future. Since 2012, we have established bank alliances with leading financial institutions around the world, many of which are exclusive and long-term. For example, as previously announced in December 2021, our pending joint venture and exclusive referral relationship with the National Bank of Greece is expected to be completed in the second half of 2022, subject to regulatory approvals and other customary conditions. While we have made meaningful headway in penetrating new markets, we believe considerable opportunities remain in both establishing additional bank alliances in our current markets, as well as new markets around the world.

In determining which markets to enter, we evaluate a wide range of factors, including the reputation of our potential bank partner, the size and characteristics of the bank’s existing merchant portfolio, the size and stability of the domestic economy, the stability of the government, card usage penetration, growth prospects, profitability, commerce and technology trends, regulatory and other risks, required investments, management resources, and the likely return on investment. This strategy drives us to expand into select international markets that we believe present attractive investment opportunities for long-term, sustainable merchant growth, as supported by factors such as:

●	low penetration of cards-per capita among consumers;
●	high volume growth supported by cash-to-card conversion;
●	regulatory initiatives implemented with an aim to accelerate card acceptance among merchants;
●	less differentiated competitive landscape, given the prevalence of bank-owned acquiring businesses;
●	increased adoption of integrated POS, eCommerce, and integrated technologies;
●	embedded distribution through partner retail and corporate branch footprint; and
●	ability to launch our product suite and customer-centric services to accelerate end-market growth and acceptance penetration.

We enter new markets by creating distribution relationships with leading, in-market financial institutions that possess a high degree of market knowledge, brand recognition, large distribution networks, and, in many instances, an existing merchant portfolio. These distribution agreements enable us to access a diverse group of merchants, expand the reach of our products and services, and form the basis for future investment in sales and infrastructure.

Broadening our distribution network

We aim to grow our business and broaden our global reach by generating new distribution relationships that add merchants to our portfolio. We reach new merchants primarily through our direct sales force and referral relationships. Our focus is to build these relationships across all channels, including financial institutions, software vendors, POS dealers, gateway providers, and agents. In addition to developing these growth channels, we are able to leverage our infrastructure both in servicing our existing markets and in expanding to new markets. For example, we have implemented EVO Snap into our European operations, extending the ability for our merchants to access EVO Snap as a single, global integration platform. Through EVO Snap, we also have the ability to support integrated software dealers and distributors in multiple geographic markets. We plan to continue to broaden our distribution network by identifying and securing new distribution opportunities within both our existing and future markets.

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

Through acquisitions and internal development, we have invested heavily in supporting a diverse network of integrated POS providers, ISVs, and integrated software and ERP dealers. These investments have strengthened our ability to support the software community in the markets where we operate, including POS, mobile, and eCommerce developers, by providing these developers with the tools necessary to develop a broader suite of multi-channel, multi-service solutions for merchants. This distribution-centric strategy has created our key global technology solution, in which software developers can integrate to our proprietary processing platforms and we can sign up tech-enabled solutions providers as strategic distribution partners.

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

Our products and services

We offer a comprehensive portfolio of card-present and card-not-present payment solutions for a variety of industry types and business sizes to facilitate merchants accepting credit, debit, prepaid, digital wallets, and other alternative payment methods. Our portfolio of solutions includes EMV, chip and signature enabled POS terminals, virtual POS terminals for desktops, mobile acceptance and mobile point-of-sale (“mPOS”) solutions for mobile devices and tablets, software-based POS solutions, online hosted payments, and integrated payment service provider (“PSP”) solutions for card-not-present bankcard, direct debit, and alternative payment scheme processing. We also offer value-added solutions such as gateway solutions, online hosted payments page capabilities, mobile-based short message service (“SMS”) integrated payment collection services, security tokenization and encryption solutions at the physical and virtual POS, dynamic currency conversion (“DCC”), ACH, Level 2 and Level 3 data processing, management reporting solutions, loyalty programs, and Visa Direct, among other ancillary solutions. Other industry-specific processing capabilities are also in our product suite, such as recurring billing, multi-currency authorization, and cross-border processing and settlement.

Our solutions enable merchants of all sizes to accept digital payments, including credit and debit cards, closed loop gift cards, pre-paid cards, ACH, and other alternative payment methods. This spectrum of solutions includes:

●	EMV chip, magnetic swipe readers, contactless, chip and signature, chip debit, and gift services for hardware terminals;
●	our mPOS solutions and services including mobile SMS payments solutions;
●	software-based POS solutions for enabling payment acceptance through regular smart phones;
●	integrations to various ERP systems to provide accounts receivable departments with B2B payments options and automated reconciliations;
●	a variety of eCommerce solutions including gateway and PSP products, online hosted payments pages, payment links, shopping cart-plug-ins, and virtual terminals;
●	income collection solutions for education, insurance and other sectors heavily reliant on invoices;
●	buy-now-pay-later (“BNPL”) installment solutions available through card payment networks;
●	comprehensive real-time digital and signatureless merchant boarding systems (from application to merchant processing);
●	market-specific business models for partners, including PSP and referral programs; and
●	online reporting systems for partners, integrators, and merchants providing access to our platforms worldwide.

In addition, as a merchant acquirer, we provide in-house customer service utilizing in-market call centers, as we believe customers need to be served locally in market. We also have developed a consolidated shared services operational capability for back-office services, including credit underwriting, risk, chargebacks, and terminal deployment and repair. Our capabilities also include a regionally-based merchant boarding system, risk management, and ISV technology development centers, supporting the Americas and Europe.

Our diverse offerings are supported by our two unique underlying global products, EVO Snap and our proprietary customer relationship management (“CRM”) solutions. EVO Snap is a highly customized, EMV compliant technology platform that allows merchants to easily access our key POS-related products in all of our markets with one single integration, including core processing and value-added services (e.g., ACH, Level 3 processing, DCC). Our merchants and partners benefit from a single global certification and common interface in the Americas and Europe, a key feature for retail and eCommerce merchants and referral partners with a global customer base. This common application programming interface (“API”) allows ISVs and developers to seamlessly integrate to EVO Snap and access all of its new features.

Our global, state-of-the-art CRM solutions enable all merchants, whether they are recruited through our financial institutions, direct sales, or partner channels, to be seamlessly managed throughout the merchant lifecycle. We provide all partners and agents access to these tools to ensure effective digital customer lifecycle management by streamlining the boarding and management of merchants and supporting our digital payment product and service solutions.

Our markets

Americas

Latin America. We believe that the merchant acquiring market in Mexico represents a very attractive growth opportunity, as overall card penetration is significantly lower than that of the United States. As card penetration continues to increase, we expect to enjoy outsized benefits as the only scaled independent acquirer in the market. In July 2019, we acquired the payment technology assets of SF Systems in Mexico, enhancing our ability to offer integrated payment solutions to mid-sized and large merchants within the region. Additionally, we are introducing our tech-enabled solutions, particularly integrated payments and eCommerce, in order to develop those aspects of the market. We see significant opportunity to differentiate from our competitors, principally financial institutions who view acquiring as a tertiary product necessary to attract core banking business.

The merchant acquiring market in Chile closely mirrors that of Mexico, with relatively low card penetration among both consumers and merchants and very little competition for acquiring services. For years the acquiring and processing markets have been serviced only by a bank-owned monopoly. Today, only two financial institutions have migrated from the historical structure to offer proprietary solutions, and our bank partner BCI is the only financial institution that has partnered with an independent acquirer. To augment our local product offerings, we acquired Pago Fácil, a payment gateway headquartered in Santiago, in 2021. We have further enhanced Pago Fácil to meet the needs of our Mexican merchants and will further leverage the platform in additional markets in the region as we enter them. We are focused on supplementing our bank partner’s distribution network with EVO’s proprietary sales strategies and product offerings, including through new and existing ISV and eCommerce referral partnerships.

U.S. and Canada. Card penetration in the United States and Canada is among the highest in the world. The largest growth opportunity in these markets is arising from the adoption of business management software with embedded payment processing functionalities as merchants are making an effort to enhance the payments experience for their customers. The cost of these solutions has declined sufficiently to make them affordable for merchants of all sizes, which is causing these solutions to displace standalone terminals at the POS. Examples of this trend include integrated solutions at the physical POS, ERP integrations for B2B digital payment acceptance, and eCommerce platforms. Merchant acquirers are capitalizing on this trend by entering into referral arrangements with technology companies and integrating acquiring services into their software. We have been particularly active in this market, preferring to partner with technology and software providers rather than acquire them in order to leverage our partners' software development expertise and to avoid channel conflicts. Additionally, our EVO Snap platform allows us to provide our partners integrated solutions with a single connection point that is fully integrated with our front-end authorization systems across all transaction types, including card-present, card-not-present, and mobile. EVO Snap, along with other innovations in our integrated products, has been accretive to our growth in the Americas. Through the acquisition of Sterling in 2017, we gained a significant number of new integrated relationships, and we have continued to make acquisitions, as well as investments in our proprietary capabilities, to broaden our tech-enabled offering.

Europe

Across most of our European markets, we believe there is significant opportunity for growth as overall card penetration is relatively immature compared to countries such as the United States, Canada and the United Kingdom. Additionally, the trends in payment technologies are changing across our markets due to the evolving payment industry reforms in Europe, ongoing cash-to-card conversion, and increased adoption of tech-enabled payments solutions.  We believe that these trends coupled with our positioning across Europe provide significant opportunities to launch new products and services at the early stage of merchant adoption of market innovations, such as gateway integrations and integrated solutions, enhance our market share and growth in existing markets, and capitalize on future investment opportunities in adjacent countries.

Under the European Payment Services Directive of 2015 (“PSD2”), we hold Payments Institution (“PI”) licenses, which enable non-financial institutions to participate in the payments industry subject to stringent regulatory requirements. We currently hold PI licenses in three markets: Germany, Poland and Spain, which enable us to operate as a direct member of the payment card networks. In some markets outside the European Union (the “EU”), applicable regulations and the local and international networks generally require non-financial institutions similar to us to be sponsored by a bank to become an acquirer. The ability to participate in the EU payments industry with direct licenses and without the requirement for third-party sponsorship provides us with greater flexibility and control of our Europe business at a lower cost.

Our competition

We compete with a variety of merchant acquirers that have different business models, go-to-market strategies, and technical capabilities in the markets in which we operate. Our competitors range in both size and geographic reach. In the

United States and Canada, we primarily compete with independent merchant acquirers including Fiserv, Inc. (“Fiserv”), Global Payments, Inc. (“Global Payments”), and Fidelity National Information Services, Inc. (“FIS”), in addition to the merchant acquiring and processing divisions of certain financial institutions, including Chase Paymentech Solutions, LLC and Elavon, Inc. (“Elavon”), a subsidiary of U.S. Bancorp. In certain instances we may also compete with smaller U.S.-based financial technology companies, including vertically focused organizations. In Europe, we compete primarily with Barclaycard, a subsidiary of Barclays PLC, Elavon, Global Payments, FIS, Fiserv, Nexi S.p.A. (“Nexi”), Worldline SA, and Polskie ePłatności, a subsidiary of Nexi, in addition to in-market financial institutions. In Mexico, financial institutions remain the primary providers of payment processing services to merchants.

Our broad and differentiated product offerings, service proposition, pricing, and distribution strategies in our geographically diverse markets drive our ability to compete effectively through the acceptance and use of our payment and commerce solutions by merchants. We specifically focus on the primary customer needs of speed, reliability, and reconciliation, ensuring that, at a minimum, our systems, solutions, products, and service models prioritize these and other customer expectations.

Our intellectual property

Our products and services utilize a combination of proprietary software and hardware that we own and license from third parties. Our owned intellectual property is protected by federal patent, trademark, trade secret, and copyright law, as well as state trade secret laws, as appropriate. We generally control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.

As of December 31, 2021, we had two pending patent applications covering certain aspects of our proprietary technology, including our EVO Snap product, and new integrated product innovations. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world, including for our primary mark, EVO.

Our regulatory environment

Various aspects of our service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Certain of our services also are subject to rules promulgated by various card networks and banking and other authorities as more fully described below.

Financial services regulations

As a result of the implementation of the Payment Services Directive of 2007 in the EU, a number of our subsidiaries in our Europe segment hold a PI license which allows them to operate in the EU member states in which such subsidiaries and their branches do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specified regulatory capital and adhere to certain rules regarding the conduct of our business. In July 2013, the European Commission proposed legislation in two parts, covering a wide range of proposed regulatory reforms affecting the payments industry across the EU. The first part was an EU-wide regulation on interchange fees for card-based payment transactions (the “Interchange Fee Regulation”). The Interchange Fee Regulation (2015/751) went into effect in June 2015. The second part, PSD2, was a recasting of the Payment Services Directive of 2007. PSD2 went into effect in January 2016 and was later transposed to national law across EU member states. PSD2 contains a number of additional regulatory provisions, including provisions relating to enhanced governance requirements (including stronger focus on risk management), new consumer-centric transparency regulations and Strong Customer Authentication (“SCA”) principles, which increased the security of electronic payments by requiring multi-factor user authentication and required industry-wide systems upgrades. The EU has also enacted regulations relating to the offering of DCC services which require additional disclosures to consumers in connection with our DCC product offerings in a number of markets. Further, several of our international subsidiaries provide services that make them subject to regulation by local banking agencies and other regulatory authorities. As a result of the United Kingdom’s withdrawal from the European Union (“Brexit”), we have submitted an application for a stand-alone PI license. We are currently operating under the U.K.’s temporary permissions regime, which allows us to continue to operate in that market under our current regulatory permissions for a period of up to 3 years.

Association and network rules

We are subject to the rules of Mastercard, Visa, and other credit and debit networks. In order to provide processing services, a number of our subsidiaries are registered with Visa or Mastercard as service providers for member institutions. Various subsidiaries of ours are also processor level members of numerous debit and electronic benefits transaction networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable network rules and to a variety of fines or penalties that may be administered by the card networks. Although these rules are not government regulations, any failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment processing services. For example, “EMV” is a credit and debit card authentication methodology that the card networks are requiring processors, issuers, and acquirers to implement. Compliance deadlines for EMV mandates vary by country and by payment network. In addition, card networks and their member financial institutions regularly update, and generally expand, security expectations and requirements related to the security of cardholder data and environments. We are also subject to network operating rules promulgated by the National Automated Clearing House (“ACH”) Association relating to payment transactions processed by us using the ACH Network and to various state federal and foreign laws regarding such operations, including laws pertaining to electronic benefits transactions.

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

Privacy and information security regulations

We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”), PSD2, the General Data Protection Directive (“GDPR”), the California Consumer Privacy Act of 2018 (the “CCPA”), and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations generally restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards. Certain federal, state, and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the public, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as social security and driver’s license numbers. In July 2016, the European Parliament adopted an EU-wide directive on security of network and information systems (the “NIS Directive”). The NIS Directive provides legal measures intended to boost the overall level of cybersecurity in the EU and required that EU member states enact related national laws to enforce certain cybersecurity obligations.

The CCPA became effective on January 1, 2020 and established strict data privacy and data protection requirements for the data of California residents. The CCPA has been amended and it is likely that further amendments will be proposed to this legislation. As such, it remains unclear how certain provisions of the CCPA will be interpreted and enforced.

As a processor of personal data of EU data subjects, we are subject to regulation and oversight in the applicable EU member states with regard to data protection legislation. GDPR contains various obligations on the processing of personal data in the EU, including restrictions on transferring personal data outside of the EU. Post-Brexit, the UK has implemented GDPR into domestic law through the Data Protection Act and the UK GDPR.

GDPR contains additional obligations on data controllers and data processors operating in the EU. GDPR also provides significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information in privacy notices, and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to adopt appropriate policies and practices. GDPR includes enhanced data security obligations (to run in parallel to those contained in NIS regulations), requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a data protection officer to oversee and manage compliance with GDPR. We have appointed data protection officers in several of our businesses. There are significant fines and other sanctions under GDPR for failing to comply with the core principles of the GDPR or failing to secure data.

Unfair trade practice regulations

We and our clients are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act. Various regulatory agencies, including the Federal Trade Commission, various consumer protection agencies in Europe and other international markets, the CFPB, and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations. To the extent we are processing payments for a client that may be in violation of these regulations, we may be subject to enforcement actions by those agencies and may incur losses that impact our business.

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

We are also subject to certain economic and trade sanctions programs that are administered by the Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. We may be subject to additional local sanctions requirements in other relevant jurisdictions.

Similar anti-money laundering, counter terrorist financing and proceeds of crime laws apply to electronic currency transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC lists in certain other countries. These laws require specific data retention obligations to be observed by intermediaries in the payment process and our businesses in those jurisdictions are subject to such data retention obligations. For example, in the EU, our businesses are subject to requirements under the Fifth Money Laundering Directive ((EU) 2018/843) which has now been implemented in all European jurisdictions in which EVO operates.

Our employees

As of December 31, 2021, we employed approximately 2,200 employees in 12 countries with the majority of employees in the United States, Poland, Mexico, and Ireland. None of our employees in the United States are represented by a labor union or covered by a collective bargaining agreement.

We recognize that the talents and efforts of our employees are integral to our success as a company. EVO’s GET. GROW. KEEP. (“GGK”) culture represents a cornerstone of our talent strategy, which uses people-focused programs supported by human resources technology to attract (GET), develop (GROW) and retain (KEEP) the talent necessary to drive our growth and success.  For our existing employees, we utilize our global People Development Portal (“Global PDP”) to implement our talent management programs, including (i) our annual performance evaluation process and goal setting, and (ii) mandatory training and development curriculum for our employees.

Our global onboarding and recruiting technology platform allows us to attract and reach more candidates through multiple recruiting avenues and to improve our overall recruitment process. This platform engages new employees at onboarding and introduces them to our GGK culture including our five core values of integrity, service, teamwork, ownership and diversity. We believe that our culture creates a diverse, collaborative, respectful and safe workplace.  To strengthen this culture, we recognize our colleagues whose behaviors and actions demonstrate the GGK culture and our values through multiple recognition programs.

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

The following table sets forth information regarding our executive officers as of December 31, 2021:

Name	Age	Position(s)

James G. Kelly	59	Chief Executive Officer and Director

Brendan F. Tansill	43	President, the Americas

Darren Wilson	54	President, International

Thomas E. Panther	53	Executive Vice President, Chief Financial Officer

Kelli E. Sterrett	42	Executive Vice President, General Counsel and Secretary

Michael L. Reidenbach	59	Executive Vice President, Worldwide Chief Information Officer

Catherine E. Lafiandra	59	Executive Vice President, Chief Human Resources Officer

David L. Goldman	39	Executive Vice President, Business Development and Strategy

Anthony J. Radesca	52	Senior Vice President, Chief Accounting Officer

James G. Kelly has served as EVO’s Chief Executive Officer since its formation, as a member of our board of directors since May 2018, and as Chief Executive Officer and a member of the board of managers of EVO, LLC since January 2012. Before joining EVO, Mr. Kelly served as President of Global Payments Inc., as Senior Executive Vice President of Global Payments Inc. and as Chief Financial Officer of Global Payments Inc. Prior to that, Mr. Kelly served as a managing director of Alvarez & Marsal, a global professional services firm, and as manager of Ernst & Young’s mergers and acquisitions and audit groups. Mr. Kelly is a graduate of the University of Massachusetts, Amherst.

Brendan F. Tansill has served as EVO’s President, the Americas, since its formation, and as President, the Americas, of EVO, LLC since January 2016. Prior to his current role, Mr. Tansill served as Executive Vice President, Business Development and Strategy of EVO, LLC from April 2012 until December 2015, where he was responsible for EVO’s global mergers and acquisitions activity and corporate strategy. Before joining EVO, Mr. Tansill was an investment professional at CCMP Capital Advisors. Mr. Tansill received his Masters of Business Administration from the Kellogg School of Management at Northwestern University and his Bachelor of Arts from the University of Virginia.

Darren Wilson has served as EVO’s President, International, since its formation, and as President, International, of EVO, LLC since April 2014. Before joining EVO, Mr. Wilson served as Managing Director of Streamline (a Worldpay company) and as CEO/President of Global Payments’ Western European business. Mr. Wilson has also held various positions at HSBC Bank. Mr. Wilson has the Associate of the Chartered Institute of Bankers degree and has studied at Birmingham and Warwick Universities.

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

Kelli E. Sterrett has served as EVO’s Executive Vice President, General Counsel and Secretary since July 2021. Ms. Sterrett joined EVO in 2018 as Senior Vice President and Deputy General Counsel. Prior to joining EVO, Ms. Sterrett served as Vice President and Deputy General Counsel of Scientific Games Corporation.  Ms. Sterrett began her career as a corporate attorney with the law firm Gibson, Dunn & Crutcher LLP in New York.  Ms. Sterrett received her Juris Doctorate from Columbia Law School and her Bachelor of Arts from Colgate University.

Michael L. Reidenbach has served as EVO’s Executive Vice President, Chief Information Officer since its formation, and as Executive Vice President, Chief Information Officer of EVO, LLC since March 2013. Before joining EVO,

Mr. Reidenbach served as Executive Vice President, Chief Information Officer of Global Payments Inc. Mr. Reidenbach is a former U.S. Air Force instructor pilot and aircraft commander. Mr. Reidenbach received his Master in Business Administration/Finance and his Master in Management Information Systems from Georgia College and his Bachelor of Science from the U.S. Air Force Academy.

Catherine E. Lafiandra has served as EVO’s Chief Human Resources Officer since its formation, and as Chief Human Resources Officer of EVO, LLC since March 2016. Before joining EVO, Ms. Lafiandra served as Vice President of Human Resources of Beazer Homes USA, Inc. from October 2014 to March 2016 and as Senior Vice President of Human Resources of PRGX Global, Inc. from March 2010 to March 2014. Ms. Lafiandra received her Juris Doctorate from the University of Virginia School of Law and her Bachelor of Arts from Southern Methodist University.

David L. Goldman has served as EVO’s Executive Vice President of Business Development and Strategy since its formation, and as Executive Vice President of Business Development and Strategy of EVO, LLC since June 2016. Before joining EVO, Mr. Goldman served as Managing Director of PointState Capital LP from January 2011 to April 2014 and as Vice President of Duquesne Capital Management, LLC from April 2007 to December 2010. Prior to that, Mr. Goldman served as an Associate at TPG Capital, L.P. and as an investment banking analyst at Morgan Stanley. Mr. Goldman received his Bachelor of Business Administration from the University of Michigan.

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

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks related to our business and industry

●	The continuing impact of the global COVID-19 pandemic on our business;
●	Our ability to anticipate and respond to changing industry trends, changes in the competitive landscape, and the needs and preferences of our merchants and consumers;
●	The effect of global economic, political, and other conditions on our merchants and on consumer, business, and government spending;
●	Our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks;
●	Failures in our processing systems due to software defects, undetected errors, computer viruses, and development delays;
●	Degradation of the quality of the products and services we offer, including support services;
●	Our ability to recruit, retain, and develop qualified personnel;
●	Risks created by acquisitions;
●	Continued consolidation and other transactions in the banking industry;
●	Increased customer, referral partner, or sales partner attrition;
●	Any increase in chargebacks not paid by our merchants;
●	Failure to maintain or collect reimbursements from our financial institution referral partners;
●	Fraud by merchants or other counterparties or partners;
●	Failures by third-party vendors that we rely on to provide products and services;
●	Our ability to maintain our merchant relationships and strategic relationships with various financial institutions and referral partners;
●	Seasonality and volatility resulting in fluctuations in our quarterly revenues and operating results;
●	Geopolitical and other risks associated with operations outside of the United States;
●	A decline in the use of cards as a payment mechanism for consumers or other adverse developments with respect to the card industry in general;
●	Increases in card network fees and other changes to fee arrangements;
●	Failure by us, our merchants or our sales partners to comply with the applicable requirements of card networks resulting in fines or penalties;

Risks related to our financial results and indebtedness

●	The effect of foreign currency exchange rates;
●	The possibility of impairment of a significant portion of the goodwill and intangible assets on our balance sheet;
●	The impact on our results of operations if we were required to establish a valuation allowance against our deferred tax assets;
●	The effect of our indebtedness on our ability to raise capital, react to changes in the economy or our industry, or meet our debt obligations;
●	The risk that we could be required to purchase the remainder of our eService subsidiary in Poland;

●	Restrictions imposed by our Senior Secured Credit Facilities and our other outstanding indebtedness;
●	Accelerated funding programs, which increase our working capital requirements and expose us to incremental credit risk;

Risks related to legal and regulatory requirements

●	Failure to comply with, or changes in, laws and regulations, including those specific to the payments industry and those relating to anti-corruption, anti-money laundering, privacy, data protection, financial reporting, and information security, and consumer protection;
●	Failure to enforce and defend our intellectual property rights;
●	Risks associated with new or revised tax regulations or their interpretations, or becoming subject to additional foreign or U.S. federal, state, or local taxes;
●	Various legal proceedings in the course of our business;

Risks related to our organizational structure

●	The fact that our principal asset is our interest in EVO, LLC;
●	Risks related to the TRA (as defined below), including substantial cash payments to the Continuing LLC Owners;
●	Benefits conferred upon the Continuing LLC Owners as a result of our organizational structure that do not benefit holders of our Class A common stock to the same extent that they benefit the Continuing LLC Owners;

Risks related to our Series A Convertible Preferred Stock and the ownership interest of our Continuing LLC Owners

●	Our Series A Preferred Stock could adversely affect our liquidity and financial condition, and could in the future substantially dilute the ownership interest of holders of our common stock;
●	Continuing LLC Owners and holders of the Series A Preferred Stock may exercise influence over us;

General risks

●	Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Risks related to our business and industry

The global COVID-19 pandemic has disrupted, and may continue to disrupt, our business.

The ongoing effects of the global COVID-19 pandemic and measures taken in response have had a significant impact on global economic conditions and may negatively impact certain aspects of our business and results of operations in the future.  Although certain economic conditions improved throughout fiscal 2021, the continued impacts of the pandemic on our business operations, including as a result of more contagious variants of the virus, and the duration of such impacts are uncertain, constantly evolving, and difficult to quantify. We and our merchants have experienced, and may continue to experience, significant disruption in our business, including volatility in transaction volume and the number of transactions processed. In addition, certain of our merchants have been forced to temporarily or permanently close their businesses as a result of the pandemic which has resulted, and could continue to result, in additional chargeback or merchant receivable losses. The pandemic continues to evolve, as recently experienced with the rapid spread of the Delta variant, and certain of the impacts of the pandemic may continue to affect our results in the future, including due to: inflationary pressures arising from supply chain disruptions, depressed transaction activity, and reimpositions of travel restrictions due to the development of the Omicron variant which may reduce cross-border transactions. Continued or future shutdowns, partial reopenings, or the re-imposition of previously lifted restrictions could directly or indirectly impact transaction volumes and negatively impact our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19” for further information on the impact of the COVID-19 pandemic on transaction volumes to date.

In addition, there have been worldwide disruptions to supply chains, caused in part by the pandemic and related effects. Certain of our vendors have indicated that they may be exposed to potential incidents of supply chain disruption, constraint, or other difficulties, including as it relates to their ability to meet the POS terminal delivery needs for our merchants. While we are seeking to mitigate the impact of any such potential incidents, including, in some cases, by entering into terminal purchase agreements with vendors which provide us with prioritized allocation of their available supply, disruption in the delivery of POS terminals in the future could impact our ability to service our merchants or add new merchants.

The extent of the continued impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict, as information continues to evolve rapidly. Factors such as the duration and spread of the outbreak (including whether there are additional periods of increases in the number of COVID-19 cases in future periods), its severity, the evolution of new variants of the virus, such as the Delta variant and the Omicron variant, the effectiveness of government actions to contain the virus or treat its impact, the length of government restrictions, the distribution and effectiveness of the vaccines, and how quickly and to what extent normal economic and operating conditions resume, will affect how we are impacted by the pandemic. A prolonged disruption in economic activity could adversely impact our business and financial performance, including the potential impairment of certain assets.

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

Furthermore, we are facing increasing competition from nontraditional competitors, including new entrant technology companies who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Some of these nontraditional competitors have significant financial resources and robust networks and are highly regarded by consumers. These competitors may compete in ways that minimize or remove the role of traditional card networks, acquirers, issuers and processors in the electronic payments process. If these nontraditional competitors gain a greater share of total electronic payments transactions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect that new services and technologies applicable to the financial services and payment technology industries will continue to emerge and that our merchants and consumers will continue to adopt new technology for business and personal uses. Our competitive landscape will continue to undergo changes that could adversely impact our current competitive position and prospects for growth, including:

●	rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our products and services if competitors are able to offer and provide services that we do not;
●	competitors, merchants and other industry participants may develop products and services that compete with or replace our products and services, including alternative payment systems that enable card networks and banks to transact with consumers directly, eCommerce payment systems, payment systems for mobile devices, peer to peer payment services, real-time and faster payment initiatives, delayed payment offerings such as BNPL or installment solutions, cryptocurrency payments initiatives, and customized integrated software and B2B payment solutions;
●	increased competition in certain of our markets in which we process “on-us” transactions, whereby we receive fees as a merchant acquirer and for processing services for the issuing bank, may cause the number of transactions in which we receive fees for both of these roles to decrease, which could reduce our revenue and margins in these jurisdictions; and
●	participants in the financial services and payment technology industries may merge, create joint ventures or form other business combinations that may improve their existing business services, or create new payment services that compete with our services.

In order to remain competitive within our markets, we must anticipate and respond to these changes, which may limit the competitiveness of and demand for our services. It is possible that these changes could ultimately reduce our role in payment transaction processing. Additionally, and in many cases as a result of significant consolidation in the payments industry over recent years, some of our competitors are larger and have greater financial resources than we do, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns, and be more aggressive in offering products and services at lower rates. Failure to compete effectively against any of these or other competitive threats or to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete for merchants and financial partners and adversely affect our business, financial condition, or results of operations. Furthermore, potential negative reactions to our products and services by merchants or consumers can spread quickly and damage our reputation before we have the opportunity to respond. If we are unable to anticipate or respond to technological or industry changes on a timely basis, our ability to remain competitive and the demand for our products and services could be adversely affected.

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

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include the following:

●	declining economies, foreign currency fluctuations, and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a portion of our revenue and growth is dependent;
●	low levels of consumer and business confidence typically associated with recessionary environments may result in decreased spending by cardholders;
●	high unemployment may result in decreased spending by cardholders;
●	budgetary concerns in the United States and other countries could affect sovereign credit ratings, and impact consumer confidence and spending;

●	supply chain disruptions may result in decreased spending by cardholders with our merchants whose ability to provide goods and services is materially impacted;
●	supply chain disruptions could impact our ability to purchase terminals for existing or prospective customers;
●	current and potential future inflationary pressures may adversely impact spending by cardholders;
●	emerging market economies tend to be more sensitive to adverse economic trends than the more established markets we serve;
●	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;
●	uncertainty and volatility in the performance of our merchants’ businesses;
●	cardholders may decrease spending for services our merchants market and sell; and
●	government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services.

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

We have certain responsibilities to the card networks and their member financial institutions for any failure by us or by any of our associated third parties to protect this information. We have been, and expect to continue to be, a potential target of malicious third party attempts to identify and exploit system vulnerabilities and penetrate or bypass our security measures. While plans and procedures are in place to protect this sensitive data, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

The techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently, have become increasingly complex and sophisticated, and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive data protection measures may not prevent unauthorized access or use of sensitive data. While we maintain insurance coverage that may cover certain aspects of cyber risks and incidents, our insurance coverage may be insufficient to cover all losses, and we may not be able to renew the insurance on commercially reasonable terms or at all. Further, we do not control the actions of any of the third parties that facilitate our business activities, including vendors, suppliers, customers, service providers, counterparties or financial intermediaries, or their systems. These third parties have experienced security breaches in the past, and any future problems experienced by these third parties, including those resulting from cyberattacks or other breakdowns or disruptions in services, could adversely affect our ability to conduct our business or expose us to liability.

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

For us to successfully compete and grow, we must recruit, retain, and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs in a rapidly changing technological, social, economic, and regulatory environment. The market for qualified personnel is competitive, and we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all and may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. As the economic uncertainty related to the COVID-19 pandemic eases, we have faced, and may continue to face, additional challenges in recruiting and retaining qualified personnel as other companies increase the pace of hiring. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. We cannot assure that we will be able to attract and retain qualified personnel in the future or that key personnel, including our executive officers, will continue to be employed or that our succession planning will adequately mitigate the risk associated with key personnel transitions. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.

Acquisitions create certain risks and may adversely affect our business, financial condition, or results of operations.

We have actively acquired businesses and expect to continue to make acquisitions of businesses and assets in the future, including, for example, our pending joint venture and exclusive referral relationship with the National Bank of Greece. The acquisition and integration of businesses and assets involve a number of risks. These risks include valuation (determining a fair price for the business and assets), integration (managing the process of integrating the acquired business’ people, products, technology, and other assets to realize the projected value and synergies), regulation (obtaining any applicable regulatory or other government approvals), and due diligence (identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions).

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

The failure to avoid or mitigate the risks described above or other risks associated with acquisitions could have a material adverse effect on our business, results of operations, and financial condition.

In addition, we may not be able to successfully integrate businesses that we acquire or do so within the intended timeframe. We could face significant challenges in managing and integrating our acquisitions, including diversion of management’s attention, migrating services from third-parties to our own systems and infrastructure, and integrating operations and personnel. In addition, the expected cost synergies or new revenue associated with our acquisitions may not be fully realized in the anticipated amount or within the contemplated timeframe or cost expectations, which could result in increased costs and have an adverse effect on our business, results of operations, and financial condition.

Further, there may be material risks we are unable to identify or quantify through due diligence. If significant liabilities, including those relating to violations of applicable law, arise at one of our joint ventures or acquired subsidiaries, we may be exposed to material liabilities or our business may be materially and adversely affected.

Additional acquisitions may require us to incur additional debt through new or existing credit agreements or issue additional equity securities to fund the purchase price. The purchase price of a pending foreign acquisition will further be impacted by foreign exchange rate; however, we cannot predict whether future foreign currency exchange fluctuations will have a positive or negative impact on the final purchase price. If we are unable to obtain the required funding on acceptable terms, or at all, we may not be able to complete acquisitions, which could have an adverse impact on our growth.

Finally, future acquisition opportunities may not be available on acceptable terms, or at all, and we may not be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. If we are unable to continue to complete successful acquisitions, our growth prospects could be adversely impacted.

Continued consolidation and other transactions in the banking industry could adversely affect our growth and financial results.

The banking industry continues to experience consolidation regardless of overall economic conditions. In addition, in times of economic distress, various regulators in the markets we serve have acquired, and in the future may acquire, financial institutions, including banks with which we partner. If a current financial institution referral partner of ours is acquired by another bank, the acquiring bank may seek to terminate our agreement and impose its own merchant services program on the acquired bank. If a financial institution referral partner acquires another bank, our financial institution referral partner may take the opportunity to conduct a competitive bidding process to determine whether to maintain our merchant acquiring services or switch to another provider. In either situation, we may be unable to retain the relationship post-acquisition, or may have to offer financial concessions to do so, which could adversely affect our results of operations or growth. In addition, if a current financial institution referral partner of ours is acquired or becomes subject to a consent decree or similar oversight by a regulator, the regulator may seek to alter the terms or terminate our existing agreement with the acquired financial institution. For example, in October of 2018, BNP Paribas Group acquired one of our financial institutional referral partners, Raiffeisen Bank Polska, in Poland. Under the terms of our contract, BNP Paribas Group elected not to continue the relationship with us in Poland and refunded certain fees to us that we had previously paid to the bank. In addition, our financial institution referral partners may sell certain of their business assets, restructure their business, or rebrand. Any such actions could negatively impact our commercial alliance with such financial institution partner.

One of our financial institution referral partners, Grupo Banco Popular, was acquired by Grupo Santander (“Santander”) in June 2017, which has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following Santander’s consolidation of Grupo Banco Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. See Note 19, “Commitments and Contingencies,” in the notes to the accompanying consolidated financial statements for additional information.

Increased customer attrition could cause our financial results to decline.

We experience attrition in merchant transaction processing volume due to several factors, including business closures, transfers of merchants’ accounts to our competitors, unsuccessful contract renewal negotiations, and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. We cannot predict the level of attrition that may occur in the future and it could increase. Higher than expected attrition could adversely affect our business, financial condition, or results of operations.

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

The systems and operations of our third-party vendors and partners, including our terminal manufacturers, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized access, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy, and similar events.

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

We also rely on our various financial institution relationships, including our partnerships with Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisenbank, Moneta, Citibanamex, Sabadell, Banco de Crédito e Inversiones, and Liberbank, among others, to grow our business. These relationships are structured in various ways, such as commercial alliance relationships, equity method investments, and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive referrals and credit facilities to fund our daily settlement obligations. These facilities are generally short term and at market interest rates. In some cases, our bank partners provide us with card network sponsorship, which enables us to route transactions under the bank’s control and identification numbers to clear card transactions through the card networks. Under the rules of the card networks, we are required to be a member of the network or sponsored through a member financial institution.

In addition, we rely on our various referral partners to grow our business. Our sales divisions work with a diverse mix of referral partners including ISVs, software dealers, and independent sales agents. These relationships generally consist of non-exclusive referral arrangements pursuant to which we pay our partners a referral fee based on profit generated by the merchants attributable to their referral. If an existing sales partner switches to another payment processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, seeks alternative product or integration capabilities, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from the sales partner and we risk losing existing merchants that were originally enrolled by the sales partner. In some jurisdictions, we are reliant on a small concentration of sales partners for a substantial portion of our merchant referrals.

We rely on the growth of our financial institution and referral partner relationships, and our ability to maintain these relationships, to support and grow our business. In addition, in certain of the markets in which we conduct our business, a substantial portion of our revenue is derived from long-term contracts. If we fail to maintain or renew these relationships, or our financial institution partners fail to maintain their brands or decrease the size of their branded networks, or our referral partners fail to penetrate their target markets or fail to remain competitive in such markets, our business, financial condition or results of operations may be adversely affected. Furthermore, failure to maintain our financial institution relationships may prevent us from obtaining settlement facilities, and we may be forced to secure alternative arrangements on less favorable terms. The loss of financial institution relationships or referral partners could adversely affect our business and result in a reduction of our revenue and profit.

Finally, we intend to grow our business by partnering with new financial institutions and tech-enabled partners in our existing markets, as well as new markets. The inability to partner with new financial organizations or tech-enabled partners may inhibit our growth prospects.

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

SMEs are typically more susceptible to the adverse effects of economic fluctuations and have been disproportionately affected by the adverse effects of the COVID-19 pandemic and resulting government regulations. Adverse changes in the economic environment or business failures of our SME merchants may have a greater impact on us than on our competitors who do not focus on SMEs to the extent that we do. As a result, we may need to attract and retain new merchants at an accelerated rate or decrease our expenses to mitigate negative impacts in the event our SME merchants experience business declines due to economic trends or otherwise, failure of which may negatively impact our business, financial condition, or results operations.

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by region. Our revenue has typically been strongest in our fourth quarter and weakest in our first quarter. Some variability results from seasonal retail events and the number of business days in a month or quarter. Our typical seasonality patterns have been disrupted by the ongoing COVID-19 pandemic and related government actions. We also experience volatility in certain other metrics, such as number of transactions processed and payment processing volumes. Volatility in our key operating metrics or their rates of growth could result in fluctuations in financial condition or results of operations and may lead to adverse inferences about our business prospects, which could result in declines in our stock price.

Our business may be adversely affected by geopolitical and other risks associated with operations outside of the United States and, as we continue to expand internationally, we may become more susceptible to these risks.

We offer merchant acquiring and processing services in many geographies outside of the United States, including in Canada, the Czech Republic, Germany, Ireland, Mexico, Chile, Poland, Spain, and the United Kingdom. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear regulatory frameworks for the payment services industry. This lack of legal certainty exposes our operations to increased risks, including difficulty enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. As we continue to expand internationally, we may face challenges due to the presence of more established competitors and our lack of experience in new markets.

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

We have significant operations in the United Kingdom and throughout Europe more generally. The United Kingdom’s withdrawal from the European Union and the continuing negotiations to determine the terms of the United Kingdom’s relationship with the EU has created significant uncertainty, including the nature of the transition, implementation, or successor arrangements, and future trading arrangements between the United Kingdom and the EU, and may in the future have a material adverse effect on global economic conditions and the stability of the global financial markets. Commencing in January 2021, we availed ourselves of the United Kingdom’s temporary permissions regime, which allows us to continue to operate in that market under our current regulatory permissions for a period of up to three years. In order to maintain our access to the United Kingdom market, we have applied to the United Kingdom regulatory authority for a stand alone PI license to operate in the United Kingdom. However, there is no guarantee that our application will be approved. We continue to closely monitor the impact of Brexit on our operations as further details emerge regarding the post-Brexit regulatory landscape. However, lack of clarity about applicable future laws, regulations, or treaties between the United Kingdom and the European Union could increase our costs and depress market activity. If we are unable to successfully manage the foregoing risks relating to our business outside the United States, our business, financial condition, or results of operations could be adversely impacted.

A decline in the use of cards as a payment mechanism for consumers or other adverse developments with respect to the card industry in general may adversely impact us.

In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards, and various factors may impact levels of use. For example, consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Financial institutions may seek to charge their customers additional fees for use of credit or debit cards which could result in decreased use of credit or debit cards. In addition, various technology alternatives to credit and debit cards, such as digital wallets, have been introduced to the market and we expect that additional alternatives will be developed. Any other development that impacts the cost, convenience, or quality of services of electronic payments could result in a decline in the use of credit and debit cards or other electronic payments. Any such decline may adversely impact our business, financial condition, or results of operations.

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

Further, governments in the markets in which we operate have and may continue to implement new laws or regulations that effectively limit our ability to provide DCC or set fees or foreign currency exchange spreads. In March 2018, the EU proposed additional regulations on cross-border transactions within the EU, including specific regulations on DCC. In December 2018, the European Commission, European Council, and European Parliament agreed to legislation that requires disclosure of foreign exchange margins applicable to DCC transactions and eventual comparability between foreign exchange rates offered by DCC providers and bank card issuers. The new legislation went into effect in April 2020. Such regulation could materially and adversely impact our financial results, by reducing the number of DCC transactions we process and the level of profit we generate from such transactions.

In addition to government regulation and card network rules, it is possible that merchants alter their business practices to avoid payment of certain fees to payment processors, such as inactive fees, paper statements, and PCI non-compliance fees.  A significant decrease in these fees paid by merchants could have a material adverse effect on our business, financial condition, or results of operations.

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

Revenue and profit generated by our non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates and the impact may be significant. For example, revenue generated by our non-U.S. operations represented approximately 60% of our total revenue for the year ended December 31, 2021, and a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to the local currencies of our non-U.S. operations would result in a decrease of approximately $5.1 million in pretax income for the year ended December 31, 2021. In addition, currency variations can adversely affect the margins on our DCC product offerings. A greater portion of our revenue is generated outside the United States as compared to certain of our competitors and, as such, foreign currency exchange rates may have a more significant impact on our results.

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

As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). To the extent we engage in additional acquisitions, we may recognize additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge. An impairment of a significant portion of goodwill or intangible assets would adversely affect our business, financial condition, or results of operations.

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

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, and prevent us from meeting our debt obligations.

Our indebtedness could have adverse consequences, including:

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

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense, have access to sufficient liquidity, and enhance free cash flow generation. We are party to a senior secured credit facility pursuant to a credit agreement dated November 1, 2021 (our “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consists of a revolver (the “Revolver”) and a term loan (the “Term Loan”). As of December 31, 2021, our Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $588.0 million that are scheduled to mature in November 2026. We may not be able to refinance our Senior Secured Credit Facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements, or because of adverse conditions in credit markets generally. We also have the ability to further increase our indebtedness by borrowing additional amounts on the Senior Secured Credit Facilities.

In addition, certain of our borrowings, including borrowings under our Senior Secured Credit Facilities, are at variable rates of interest. If interest rates increase, the interest payment obligations under our variable rate indebtedness will increase even if the amount borrowed remains the same. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us. In 2020, we entered into an interest rate swap with a notional amount of $500.0 million that matures on December 31, 2022 to reduce a portion of exposure to fluctuations in LIBOR interest rates associated with our variable-rate debt. As of December 31, 2021, we had $588.0 million aggregate principal amount of variable rate indebtedness. As a result, as of December 31, 2021, the impact of a 100 basis point increase in interest rates would have increased our annual interest expense by approximately $0.9 million.

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

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities, as its preferred alternative rate for U.S. dollar LIBOR. Financial regulators in the United Kingdom, the European Union, Japan, and Switzerland also have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies.

In March 2021, the FCA announced that LIBOR will no longer be provided for the one-week and two-month U.S. dollar settings after December 31, 2021 and that publication of the U.S. dollar settings for the overnight, one-month, three-month, six-month and 12-month LIBOR rates will cease after June 30, 2023.

There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop transition mechanisms. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed on a daily basis and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate for specified tenors and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk (as is the case with LIBOR). Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it will be a comparable substitute for LIBOR. As of December 31, 2021, approximately $588.0 million of our outstanding indebtedness had interest rate payments determined directly or indirectly based on LIBOR or the U.S. prime rate. The terms of our Senior Secured Credit Facilities include provisions that provide for the eventual replacement of LIBOR as a reference rate with SOFR or otherwise an alternate benchmark rate.  However, uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values prior to the replacement of LIBOR. Additionally, in 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan. The interest rate swap has a fixed rate of 0.2025% and a maturity date of December 31, 2022. We may incur expenses to amend and adjust our indebtedness and interest rate swap to eliminate any differences between any alternative benchmark rate used by our interest rate hedge and our outstanding indebtedness. Any alternative benchmark rate may be calculated differently than LIBOR, may increase the interest expense associated with our existing or future indebtedness and may not align for our assets, liabilities, and hedging instruments. Any of these occurrences could adversely affect our borrowing costs, financial condition, or results of operations.

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

In addition, the credit agreement governing our Senior Secured Credit Facilities contain a financial covenant that requires us to remain under a maximum consolidated leverage ratio determined on a quarterly basis with step-downs over time. We may elect to increase the maximum consolidated leverage level with which we must comply by 0.5x up to two times during the term upon the consummation of a “material acquisition.” See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A breach of any of these covenants (or any other covenant in the documents governing our Senior Secured Credit Facilities) could result in a default or event of default under our Senior Secured Credit Facilities. If an event of default under our Senior Secured Credit Facilities occurred, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Senior Secured Credit Facilities. Subject to certain exceptions specified in our Senior Secured Credit Facilities, we have pledged substantially all of our U.S. assets as collateral securing our Senior Secured Credit Facilities and any such exercise of remedies on any material portion of such collateral would materially and adversely affect our financial condition and our ability to continue operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under our Senior Secured Credit Facilities would likely have a material adverse effect our business.

Accelerated funding programs increase our working capital requirements and expose us to incremental credit risk, and if we are unable to access or raise sufficient liquidity to address these funding programs we may be exposed to additional competitive risk.

In response to demand from our merchants and competitive offerings, we offer certain of our merchants various accelerated funding programs which are designed to enable qualified participating merchants to receive their deposits from credit card transactions in an expedited manner. These programs increase our working capital requirements and expose us to incremental credit risk related to our merchants, which could constrain our ability to raise additional capital to fund our operations and adversely affect our business, financial condition, or results of operations. Our inability to access or raise sufficient liquidity to address our needs in connection with the anticipated expansion of such advance funding programs could put us at a competitive disadvantage by restricting our ability to offer programs to all of our merchants similar to those made available by our various competitors.

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

Privacy and data security have become significant issues in North America, Europe, and in many other jurisdictions where we may conduct our operations in the future. As we receive, collect, process, use, and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, local state laws such as the CCPA which took effect on January 1, 2020, and the forthcoming California Privacy Rights and Enforcement Act of 2020 (the “CPRA”), which expands upon the CCPA and is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022), and, in the EU, the GDPR.

The CCPA requires companies (regardless of their location) that collect personal information of California residents to notify consumers about their data collection, use, and sharing practices and grants consumers specific rights to access and delete their data and to opt out of certain types of data sharing. The California Attorney General is currently responsible for the enforcement of the CCPA and can impose statutory fines for violations. Consumers also have a limited private right of action for unauthorized access to certain categories of information. The CPRA expands the CCPA to create additional consumer privacy rights, such as the right of correction and the right to limit the use and disclosure of sensitive personal information, and establishes a new privacy enforcement agency. In addition, Virginia and Colorado have each passed data privacy legislation scheduled to take effect in 2023. Both laws emulate the CCPA and the CPRA in many respects, but despite similarities each law includes its own unique compliance requirements. Aspects of the interpretation and enforcement of these laws remain uncertain. Further, several other states, including Nevada and Maine, have introduced or passed similar legislation that may impose varying standards and requirements on our data collection, use, and processing activities and the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The effects of such laws may require us to modify our data processing practices and policies and incur compliance-related costs and expense.

GDPR is directly applicable in each EU member state and applies to companies established in the EU that process personal data as well as companies outside of the EU that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU. GDPR applies stringent data protection obligations for processors and controllers of personal data. Data Protection Authorities in each European jurisdiction are responsible for the enforcement of GDPR and can impose significant penalties and fines for failure to comply with GDPR, including fines of up to €20 million, or 4% of total worldwide annual turnover (revenue), whichever is higher, as well as orders to curtail operations, such as orders to cease certain processing activities or data transfers. Additionally, post-Brexit, the United Kingdom has implemented the

GDPR into domestic law through the Data Protection Act and UK GDPR. As of January 2021, we are required to comply with the GDPR and also analogous UK laws, exposing us to two parallel regimes which may diverge in the future, each of which potentially authorizes similar fines and enforcement actions for certain violations.

Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business. Failure to comply with these requirements, or any other laws or regulations applicable to our business, may expose us to fines and other penalties, litigation, or reputational harm, any of which could materially and adversely affect our business, financial condition, or results of operations.

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

Our trademarks, trade names, trade secrets, know-how, proprietary technology, and other intellectual property are important to our future success, including the rights associated with our EVO and certain of our operating subsidiaries’ trademarks and trade names, among others. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to vigorously defend our intellectual property, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to prevent infringement, misappropriation, or other violations. We also cannot guarantee that others will not independently develop technology with the same or similar functions as the proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Furthermore, we may face claims of infringement of third-party intellectual property that could interfere with our ability to market and promote our products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management, and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition, or results of operations. In addition, the laws of certain non-U.S. countries where we do business or may do business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

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

In addition, we may be subject to audits of our income, sales, and other taxes by U.S. federal, state, and local, as well as foreign taxing authorities. Outcomes from these audits could have an adverse effect on our business, financial condition, or results of operations.

Failure to comply with, or changes in, laws, regulations, and enforcement activities may adversely affect our products, services, and the markets in which we operate.

We and our merchants are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. Our merchants are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the United States and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations. A number of our subsidiaries in our European segment hold a PI license, allowing them to operate in the EU member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including PSD2. PSD2 contains a number of additional regulatory provisions, such as provisions relating to SCA, which required industry wide systems upgrades, and DCC, which requires additional disclosures to our customers. Failure to comply with SCA requirements may result in fines from card networks as well as declined payments from card issuers which could adversely impact our business.

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

We are also subject to U.S. and international financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations, and privacy and information security regulations. In addition, certain of our financial institution partners are subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us, which could adversely affect our business, financial condition, or results of operations.

Failure to comply with laws and regulations could damage our reputation, result in the suspension or revocation of licenses and registrations (including our PI licenses), and subject us to enforcement or criminal actions or penalties, including fines. Post-Brexit, we are operating within the United Kingdom pursuant to the temporary permissions regime and have applied to the FCA for a stand alone PI license to operate long-term in the United Kingdom market.

A loss of our PI licenses would prevent us from operating our business in the EU. In addition, we are subject to the rules of Mastercard, Visa, and other credit and debit networks. Any failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registrations and require us to stop providing payment processing services. Violations of law by our merchants and partners could impact our ability to operate our business and could threaten our licenses and registrations. Any of the foregoing could adversely affect our business, financial condition, or results of operations.

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

EVO, LLC will continue to report as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of EVO, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of EVO, LLC. Under the terms of its limited liability company agreement, EVO, LLC will be obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we may also incur expenses related to our operations. We intend, as its managing member, to cause EVO, LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them, including as applicable, payments under the TRA, which could be significant, and (2) cover our operating expenses. However, EVO, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate applicable law or any agreement to which EVO, LLC is then a party, including debt agreements, or that would have the effect of rendering EVO, LLC insolvent. Payments required under the TRA are generally funded by taxable income and represent the tax benefit from the step-up in tax basis that is passed on to the TRA holders. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition and subject us to various restrictions imposed by lenders. To the extent we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach that would accelerate payments due under the TRA. In addition, if EVO, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “General Risks” and “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend policy.”

The TRA requires us to make cash payments to the Continuing LLC Owners in respect of certain tax benefits to which we may become entitled, and we expect that those payments will be substantial.

Under the TRA, we are required to make cash payments to the Continuing LLC Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of EVO, LLC resulting from any purchases or redemptions of LLC Interests from the

Continuing LLC Owners or exchanges by the Continuing LLC Owners of LLC Interests (and paired Class D common stock) for Class A common stock, and (2) certain other tax benefits related to our making payments under the TRA. In general, we are obligated to fund these payments over time on a pro rata basis to the extent we have realized or are deemed to realize tax benefits. We expect that the amount of the cash payments required under the TRA will be significant, but only to the extent we have taxable income. Any payments made by us to the Continuing LLC Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA.

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

Under various circumstances defined in the Certificate of Designations, (a) holders of shares of our Preferred Stock may be entitled to convert such shares into shares of our Class A common stock, or (b) we may require all holders of such shares to convert such shares to shares of our Class A common stock. Additionally, if the Company undergoes a change of control (as defined in the Certificate of Designations), each holder of Preferred Stock may require the Company to repurchase all or a portion of the Preferred Stock for cash consideration equal to up to 150% of the then-current liquidation preference per share plus accumulated and unpaid dividends, if any.

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

As of December 31, 2021, the outstanding shares of our Preferred Stock represented approximately 18.3% of our outstanding Class A common stock, on an as-converted basis. Holders of Preferred Stock generally will be entitled to vote with the holders of the shares of Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis. The terms of the Preferred Stock grant holders of the Preferred Stock consent rights with respect to certain actions by us, including (1) the authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, or exchangeable or exercisable for, shares of senior or parity equity securities, (2) amendments, modifications or repeal of any provision of the Company’s charter or of the Certificate of Designations that would adversely affect the rights, preferences or voting powers of the Preferred Stock, and (3) certain business combinations and binding or statutory share exchanges or reclassification involving the Preferred Stock unless such events do not adversely affect the rights, preferences or voting powers of the Preferred Stock. As a result, holders of Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization.

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

The Continuing LLC Owners control a significant portion of the aggregate voting power represented by all our outstanding classes of stock. As a result, the Continuing LLC Owners exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions, and will continue to have significant control over our management and policies. Four members of our board of directors are Continuing LLC Owners or are affiliated with our Continuing LLC Owners. The Continuing LLC Owners can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. In addition, the concentration of voting power with the Continuing LLC Owners may have an adverse effect on the price of our Class A common stock and the interests of the Continuing LLC Owners may not be consistent with the interests of our Class A stockholders.

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

In the future, we may also issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. In addition, we have reserved shares of Class A common stock for issuance under our Amended and Restated 2018 Omnibus Equity Incentive Plan to our employees, directors, officers, and consultants. Any issuance of additional securities in the future may result in additional dilution to the holders of our Class A common stock or may adversely impact the price of our Class A common stock.

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

●	results of operations that vary from those of our competitors or the expectations of securities analysts and investors;
●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	technology changes, changes in consumer behavior, or changes in merchant relationships in our industry;
●	security breaches related to our systems or those of our merchants, affiliates, or partners;
●	changes in market valuations of, or earnings and other announcements by, companies in our industry;
●	declines in the market prices of stocks generally, particularly those of payment companies;
●	market response to the ongoing COVID-19 pandemic and related government actions;
●	announcements by us, our competitors, or our partners of significant contracts, new products, acquisitions, joint ventures, other strategic relationships and partnerships, or capital commitments;
●	changes in business, regulatory, economic, or market conditions affecting our industry or the economy as a whole and, in particular, in the consumer spending environment;
●	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
●	announcements relating to litigation or governmental investigations;
●	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
●	the development and sustainability of an active trading market for our Class A common stock;
●	changes in accounting principles; and
●	other events or factors, including those resulting from system failures and disruptions, pandemics, natural disasters, war, acts of terrorism, or responses to these events.

Broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. For example, in 2021, our stock and the stock of many companies in the payments and financial services industries experienced significant volatility. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we leased 25 office locations in 12 countries around the world, including data centers and our corporate headquarters located in Atlanta, Georgia.

We believe that these facilities are suitable and adequate to support our ongoing business needs. Refer to Note 7, “Leases" in the notes to the accompanying consolidated financial statements for further information on our leased real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Class A common stock is traded on the Nasdaq Global Market system under the symbol “EVOP.” There is currently no established public trading market for our Class D common stock.

Holders

There were approximately five stockholders of record of our Class A common stock and nine stockholders of record of our Class D common stock as of January 31, 2022. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by banks and brokers.

Issuer purchases of equity securities

The following table sets forth information regarding purchases of Class A common stock for the quarter ended December 31, 2021:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

October 1, 2021 to October 31, 2021	20	$22.28	—	$—
November 1, 2021 to November 30, 2021	3,921	$22.55	—	$—
December 1, 2021 to December 31, 2021	1,131	$22.23	—	$—
Total	5,072	$22.48

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Dividend policy

Since our initial public offering (“IPO”), we have not declared or paid any cash dividends on our common stock, and we have no current plan to do so. Because a significant portion of our operations is through our subsidiaries, our ability to pay dividends depends in part on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. The terms of our Senior Secured Credit Facilities restrict the ability of EVO Payments International, LLC (“EPI”), a controlled subsidiary of EVO, Inc. and certain of its subsidiaries from paying dividends to EVO, LLC. In addition, our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries.

Recent sales of unregistered securities

There were no unregistered sales of equity during the year ended December 31, 2021, except for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

The Continuing LLC Owners (other than Blueapple) have the right to require us to exchange all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class D common stock of the exchanging member). We may, under certain circumstances, elect to redeem the LLC Interests from any exchanging holder under the terms of the EVO LLC Agreement in lieu of any such exchange. On May 25, 2021, pursuant to the Company’s amended and restated certificate of incorporation, each outstanding share of Class C common stock was automatically converted into one share of Class D common stock.

Following the cancellation of our Class B common stock on May 25, 2021, Blueapple continues to hold 32,163,538 LLC Interests and maintains all of its rights under the EVO LLC Agreement, including the sale right under the EVO LLC Agreement that provides that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interest from Blueapple. Upon the Company’s receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO LLC to instead redeem the applicable LLC Interest for cash; provided that Blueapple consents to any election by the Company to cause EVO LLC to redeem the LLC Interests.

Equity compensation plan information

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock performance graph

The following graph compares the total shareholder return from May 23, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2021 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on May 23, 2018.

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

*S&P 500 Index and S&P Information Technology assume reinvestment of all dividends.

	EVO Payments, Inc.	S&P 500 Index	S&P Information Technology
May 23, 2018	$100.00	$100.00	$100.00
December 31, 2018	129.71	92.82	89.61
December 31, 2019	138.85	122.04	134.67
December 31, 2020	142.01	144.49	193.78
December 31, 2021	134.60	185.97	260.69

ITEM 6. RESERVED

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

The comparison of results for the years ended December 31, 2020 and 2019 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Company background

We are a leading payments technology and services provider offering an array of payment solutions to merchants ranging from small and mid-size enterprises to multinational companies and organizations across the Americas and Europe. As a fully integrated merchant acquirer and payment processor across more than 50 markets and 150 currencies worldwide, we provide competitive solutions that promote business growth, increase customer loyalty, and enhance data security in the markets we serve.

Founded in 1989 as an individually owned, independent sales organization in the United States, we have transformed into a publicly traded company that today derives approximately 60% of its revenues from markets outside of the United States. Our revenue consists primarily of transaction and volume based fees, as well as fixed fees for certain services we perform.

We classify our business into two segments: the Americas and Europe. The alignment of our segments is designed to establish lines of business that support the various geographical markets we operate in and allow us to further globalize our solutions while working seamlessly with our teams across these markets. In both of our segments, we provide our customers with merchant acquiring solutions, including integrated solutions for retail transactions at the physical and virtual POS, as well as B2B transactions. Refer to Part I, Item 1 “Business” contained in Part I of this Annual Report for information related to our operating segments and sales distribution channels.

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

Executive overview

We delivered solid financial performance in the year ended December 31, 2021, as demonstrated by the highlights below:

●	Revenue for the year ended December 31, 2021 was $496.6 million, an increase of 13.1% compared to the year ended December 31, 2020. The increase was primarily due to the growth in our merchant portfolio, processing volumes, and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the recovery from COVID-19.
●	Americas segment profit for the year ended December 31, 2021 was $135.1 million, 27.4% higher than the year ended December 31, 2020. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes, and transactions, and sales-related activity, including the expansion of tech-enabled partners, which was partially offset by the normalization of employee compensation expenses that were reduced in 2020 in reaction to the onset of the pandemic. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough.
●	Europe segment profit for the year ended December 31, 2021 was $63.6 million, 2.8% lower than the year ended December 31, 2020. The decrease was primarily due to a gain of $17.6 million recognized from our investment in Visa Series A preferred stock in 2020, which decreased the year over year growth rate by 35.2%, and the normalization of employee compensation expenses that were reduced in 2020 in reaction to the onset of the pandemic. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. These decreases were partially offset by an increase in segment profit due to the increase in revenue, growth in our merchant portfolio, processing volumes, and transactions, and sales-related activity, including the expansion of tech-enabled partners.
●	We processed approximately 4.2 billion transactions in the year ended December 31, 2021, an increase of 17.9% from the year ended December 31, 2020.

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

The ongoing impact of the pandemic on our business will largely depend on the progression of the vaccine rollout, the emergence of, and response to, virus variants, improvements in global supply chain outlook, and the extent of government restrictions across our markets. Although volatile, we began to see signs of economic recovery in 2021 that positively impacted our operating results. We are confident in our continued ability to manage through the challenges posed by the pandemic.  Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are continuing to see in our markets.

Factors impacting our business and results of operations

In general, our revenue is impacted by factors such as global consumer spending trends, foreign exchange rates, the pace of adoption of commerce-enablement and payment solutions, acquisitions and dispositions, types and quantities of products and services provided to merchants, timing and length of contract renewals, new merchant wins, retention rates, mix of payment solution types employed by consumers, and changes in card network fees, including interchange rates and size of merchants served. In addition, we may pursue acquisitions from time to time. These acquisitions could result in redundant costs, such as increased interest expense resulting from indebtedness incurred to finance such acquisitions, or could require us to incur additional costs as we restructure or reorganize our operations following these acquisitions.

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

Financial institution partners

We maintain referral partnerships with a number of leading financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisenbank, Moneta, Citibanamex, Sabadell, BCI, and Liberbank, among others. We commenced operations in Chile through our joint venture with BCI at the end of the second quarter in 2021. Our pending joint venture and exclusive referral relationship with the National Bank of Greece is expected to be completed in the second half of 2022, subject to regulatory approvals and other customary conditions.

In November 2021, the Company and the Bank of Ireland entered into an agreement to extend the parties’ commercial alliance. Under the partnership, EVO and the bank will continue to provide payment services to merchants throughout Ireland and the United Kingdom and the bank will continue to exclusively refer its merchants to the Company.

We rely on our various financial institution relationships to grow and maintain our business. These relationships are structured in various ways, such as commercial alliance relationships and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive merchant referrals and credit facilities to support the settlement process. Our relationships with our financial institution partners may be impacted by, among other things, consolidations and other transactions in the banking and payments industries.

In January 2022, Citigroup Inc. announced its decision to exit the consumer, small-business and middle-market banking operations of Citibanamex, our financial institution partner in Mexico. The details of the proposed transaction are unknown, including structural complexity and anticipated timing of the consummation. While our long term, exclusive commercial agreement with Citibanamex remains in place, at this time, we cannot estimate the potential impact of this development to our referral relationship with Citibanamex or our Mexican business.

One of our Spanish financial institution referral partners, Banco Popular, was acquired by Santander in June 2017. As reported previously and reflected in our previous years’ financial statements, Santander’s acquisition of Banco Popular has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following the acquisition and the bank’s failure to perform certain of its other obligations under our agreements. See Note 19, “Commitments and Contingencies,” in the notes to the accompanying consolidated financial statements for additional information.

Increased regulations and compliance

We, our partners, and our merchants are subject to various laws and regulations that affect the electronic payments industry in the many countries in which our services are used, including numerous laws and regulations applicable to banks, financial institutions, and card issuers. A number of our subsidiaries in our Europe segment hold a PI license, allowing them to operate in the EU member states in which such subsidiaries do business. As a PI, we are subject to regulation and oversight, which include, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct of our business, including PSD2.

PSD2 contains a number of additional regulatory mandates, such as provisions relating to SCA, which aim to increase the security of electronic payments by requiring multi-factor user authentication. Failure to comply with SCA requirements may result in fines from card networks as well as declined payments from card issuers. The EU has also enacted legislation relating to the offering of DCC services, which went into effect in April 2020. These new rules require additional disclosures of foreign exchange margins in connection with our DCC product offerings.

We are currently operating in the United Kingdom within the scope of its temporary permissions regime pending approval of our application for a stand alone PI license. In addition, we continue to closely monitor the impact of Brexit on our operations as further details emerge regarding the post-Brexit regulatory landscape.

Key performance indicators

Transactions Processed

Transactions processed refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number and/or value of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, JCB, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

For the year ended December 31, 2021, we processed approximately 4.2 billion transactions, which included approximately 1.1 billion transactions in the Americas and approximately 3.1 billion transactions in Europe. This represents an increase of 9.5% in the Americas and an increase of 21.1% in Europe for an aggregate increase of 17.9% compared to the year ended December 31, 2020. Transactions processed in the Americas and Europe accounted for 25.4% and 74.6%, respectively, of the total transactions we processed for the year ended December 31, 2021.

The increase in the transactions processed during the year ended December 31, 2021 compared to the prior year was primarily driven by the growth in our merchant portfolio, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the recovery from COVID-19.

For the year ended December 31, 2020, we processed approximately 3.6 billion transactions, which included approximately 1.0 billion transactions in the Americas and approximately 2.6 billion transactions in Europe. This represents a decrease of 9.5% in the Americas and an increase of 1.8% in Europe for an aggregate decrease of 1.6% compared to the year ended December 31, 2019. Transactions processed in the Americas and Europe accounted for 27.0% and 73.0%, respectively, of the total transactions we processed for the year ended December 31, 2020.

Comparison of results for the years ended December 31, 2021 and 2020

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Year Ended		Year Ended
(dollar amounts in thousands)	December 31, 2021	% of revenue	December 31, 2020	% of revenue	$ change	% change
Segment revenue:
Americas	$307,183	61.9%	$275,233	62.7%	$31,950	11.6%
Europe	189,462	38.1%	163,868	37.3%	25,594	15.6%
Revenue	$496,645	100.0%	$439,101	100.0%	$57,544	13.1%

Operating expenses:
Cost of services and products	$75,765	15.3%	$84,336	19.2%	$(8,571)	(10.2)%
Selling, general, and administrative	266,117	53.6%	250,676	57.1%	15,441	6.2%
Depreciation and amortization	83,389	16.8%	85,924	19.6%	(2,535)	(3.0)%
Impairment of intangible assets	—	0.0%	802	0.2%	(802)	(100.0)%
Total operating expenses	425,271	85.6%	421,738	96.1%	3,533	0.8%
Income from operations	$71,374	14.4%	$17,363	4.0%	$54,011	311.1%

Segment profit:
Americas	$135,081	27.2%	$106,052	24.2%	$29,029	27.4%
Europe	$63,588	12.8%	$65,448	14.9%	$(1,860)	(2.8)%

Revenue

Revenue was $496.6 million for the year ended December 31, 2021, an increase of $57.5 million, or 13.1% compared to the year ended December 31, 2020.

Americas segment revenue was $307.2 million for the year ended December 31, 2021, an increase of $32.0 million, or 11.6%, compared to the year ended December 31, 2020.

Europe segment revenue was $189.5 million for the year ended December 31, 2021, an increase of $25.6 million, or 15.6%, compared to the year ended December 31, 2020.

The increase in both Americas and Europe segment revenue for the year ended December 31, 2021 was primarily due to the growth in our merchant portfolio, processing volumes, and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the recovery from COVID-19.

Operating expenses

Cost of services and products

Cost of services and products was $75.8 million for the year ended December 31, 2021, a decrease of $8.6 million, or 10.2%, compared to the year ended December 31, 2020, primarily due to the decline in merchant loss reserves and third-party costs as we work to further leverage our proprietary processing technology.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $266.1 million for the year ended December 31, 2021, an increase of $15.4 million, or 6.2%, compared to the year ended December 31, 2020. The increase was primarily due to the normalization of employee compensation expenses that were reduced in 2020 in reaction to the onset of the pandemic.

Depreciation and amortization

Depreciation and amortization was $83.4 million for the year ended December 31, 2021, a decrease of $2.5 million, or 3.0%, compared to the year ended December 31, 2020. The decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods.

Impairment of intangible assets

There was no impairment of intangible assets for the year ended December 31, 2021, a decrease of $0.8 million, compared to the year ended December 31, 2020. The 2020 impairment charge primarily related to the retirement of certain trademarks driven by an internal reorganization.

Interest expense

Interest expense was $23.2 million for the year ended December 31, 2021, a decrease of $7.0 million, or 23.2%, compared to the year ended December 31, 2020. The decrease was due to lower variable interest rates as well as the paydown of our revolving credit facility and a portion of the outstanding balance on the first lien term loan in 2020.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the year ended December 31, 2021, we recorded a tax expense of $22.0 million, which included a tax benefit of $1.5 million primarily related to the true up of the deferred taxes due to an increase in the state effective tax rate offset by a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. For the year ended December 31, 2020, we recorded a tax expense of $13.1 million, which included a tax benefit of $2.6 million from a release of the U.S. interest limitation valuation allowance.

Segment performance

Americas segment profit for the year ended December 31, 2021 was $135.1 million, compared to $106.1 million for the year ended December 31, 2020, an increase of 27.4%. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes, and transactions, and sales-related activity, including the expansion of tech-enabled partners, which was partially offset by the normalization of employee compensation expenses that were reduced in 2020 in reaction to the onset of the pandemic. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. Americas segment profit margin was 44.0% for the year ended December 31, 2021, compared to 38.5% for the year ended December 31, 2020.

Europe segment profit was $63.6 million for the year ended December 31, 2021, compared to $65.4 million for the year ended December 31, 2020, a decrease of 2.8%. The decrease was primarily due to a gain of $17.6 million recognized from our investment in Visa Series A preferred stock in 2020, which decreased the year over year growth rate by 35.2%, and the normalization of employee compensation expenses that were reduced in 2020 in reaction to the onset of the pandemic. By the end of 2020, base salaries were returned to pre-pandemic levels and no employees remained on furlough. These decreases were partially offset by an increase in profit due to the increase in revenue, growth in our merchant portfolio, processing volumes, and transactions, and sales-related activity, including the expansion of tech-enabled partners. Europe segment profit margin was 33.6% for the year ended December 31, 2021, compared to 39.9% for the year ended December 31, 2020.

Corporate expenses not allocated to a segment were $35.6 million for the year ended December 31, 2021, compared to $34.2 million for the year ended December 31, 2020.

Comparison of results for the years ended December 31, 2020 and 2019

The comparison of results for the years ended December 31, 2020 and 2019 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and capital resources for the years ended December 31, 2021 and 2020

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital, and funds required to finance acquisitions.

We expect to continue to use capital to innovate and advance our products as new technologies emerge and to accommodate new regulatory requirements in the markets in which we operate. We expect these strategies to be funded primarily through cash flow from operations and borrowings from our Senior Secured Credit Facilities. Short-term liquidity needs will primarily be funded through the revolving credit facility portion of our Senior Secured Credit Facilities.

To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they will be obtained through additional indebtedness, equity, or debt issuances, or both.

As of December 31, 2021, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.6 million for additional borrowings and utilization of $1.4 million in standby letters of credit.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of December 31, 2021, cash and cash equivalents of $410.4 million includes cash in the United States of $151.4 million and $259.0 million in foreign jurisdictions, respectively. Of the United States cash balances, $43.0 million is available for general purposes, and the remaining $108.4 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $132.5 million is available for general purposes, and the remaining $126.5 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements for additional information on our cash and cash equivalents.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. EVO, Inc. is a holding company that does not conduct any business operations of its own. As a result, EVO, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from EVO, LLC. The amounts available to EVO, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in our Senior Secured Credit Facilities. Further, EVO, Inc. may not pay cash dividends to holders of Class A common stock unless it concurrently pays full participating dividends to holders of the Preferred Stock on an “as converted” basis.

In connection with our IPO, we entered into the Exchange Agreement with certain of the Continuing LLC Owners, under which these Continuing LLC Owners have the right, from time to time, to exchange their units in EVO, LLC and related Class D common shares of EVO, Inc. for shares of our Class A common stock or, at our option, cash.  If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our Senior Secured Credit Facilities, equity, or debt issuances or a combination thereof.

In addition, in connection with the IPO, we entered into the TRA with the Continuing LLC Owners. Payments required under the TRA are generally funded by taxable income and represent the tax benefit from the step-up in tax basis that is passed on to the TRA holders. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments we will be required to make to the Continuing LLC Owners will be significant. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest in accordance with the terms of the TRA until paid by us. Refer to Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements for additional information on the TRA.

The following table sets forth summary cash flow information for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$103,597	$116,020	$27,889
Net cash used in investing activities	(74,704)	(25,967)	(76,643)
Net cash (used in) provided by financing activities	(24,382)	9,763	3,920
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12,435)	14,634	(1,774)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,924)	$114,450	$(46,608)

Operating activities

Net cash provided by operating activities was $103.6 million for the year ended December 31, 2021, a decrease of $12.4 million compared to net cash provided by operating activities of $116.0 million for the year ended December 31, 2020. This decrease was primarily due to changes in working capital, including the timing of settlement-related assets and liabilities. Excluding the impact of settlement-related assets and liabilities, net cash provided by operating activities increased $71.3 million.

Investing activities

Net cash used in investing activities was $74.7 million for the year ended December 31, 2021, an increase of $48.7 million compared to net cash used in investing activities of $26.0 million for the year ended December 31, 2020. The increase was primarily due to the acquisitions, higher capital expenditures, and the acquisition of intangible assets.

Capital expenditures were $33.4 million for the year ended December 31, 2021, an increase of $12.9 million compared to $20.5 million for the year ended December 31, 2020. The increase was primarily due to the higher POS terminal purchases and software licenses related to our European payment processing platform.

Financing activities

Net cash used in financing activities was $24.4 million for the year ended December 31, 2021, a decrease of $34.2 million, compared to net cash provided by financing activities of $9.8 million for the year ended December 31, 2020. The decrease was primarily due to a change in net activity of long-term debt and proceeds from the issuance of Preferred Stock in 2020.

Liquidity and capital resources for the years ended December 31, 2020 and 2019

The discussion of cash flow activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Senior Secured Credit Facilities

The Company (through its subsidiary EPI) entered into the Restatement Agreement in November 2021 to amend and restate our senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are comprised of a $200.0 million revolving credit facility maturing in November 2026, and a $588.0 million term loan maturing in November 2026. In addition, our Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities, and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms. In connection with the Senior Secured Credit Facilities refinanced under the Restatement Agreement, a loss of $5.7 million was presented within other (expense) income in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2021. The total loss of $5.7 million includes a debt extinguishment loss of $2.2 million and a loss of $3.5 million related to unamortized deferred financing costs.

Borrowings under the Senior Secured Credit Facilities bear interest at an annual rate equal to, at EPI’s option, (a) a base rate, plus an applicable margin or (b) LIBOR, plus an applicable margin. The applicable margin for base rate loans ranges from 0.75% to 1.75% per annum and for LIBOR loans ranges from 1.75% to 2.75% per annum, in each case based upon achievement of certain consolidated leverage ratios. In addition to paying interest on outstanding principal, EPI is required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments thereunder ranging from 0.25% to 0.375% per annum based upon achievement of certain consolidated leverage ratios. The Senior Secured Credit Facilities include provisions that provide for the eventual replacement of LIBOR as a reference rate with the Secured Overnight Financing Rate (as defined in the credit agreement) or otherwise an alternate benchmark rate that has been selected by the administrative agent and EPI and not objected to by a majority of the lenders.

The Senior Secured Credit Facilities require prepayment of outstanding loans, subject to certain exceptions, with: (1) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of assets (including casualty events) by EPI and its restricted subsidiaries, subject to reinvestment rights and certain other exceptions (subject to step-downs to 50% and 0% based on achievement of certain consolidated leverage ratios), and (2) 50% of the excess cash flow (subject to certain exceptions and step-downs to 25% and 0% based on achievement of certain consolidated leverage ratios).

EPI may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without a premium.

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by most of EPI’s direct and indirect, wholly-owned domestic subsidiaries, subject to certain exceptions.

●	a first-priority lien on the capital stock owned by EPI or by any guarantor in each of EPI’s or their respective subsidiaries (limited, in the case of capital stock of foreign subsidiaries and first tier domestic subsidiaries substantially all the assets of which are the capital stock of foreign subsidiaries, to 65% of the voting stock and 100% of the non-voting stock of such subsidiaries); and
●	a first-priority lien on substantially all of EPI’s and each guarantor’s present and future intangible and tangible assets (subject to customary exceptions).

The Senior Secured Credit Facilities contain a number of significant negative covenants. These covenants, among other things, restrict, subject to certain exceptions, EPI and its restricted subsidiaries ability to:

●	incur indebtedness;
●	create liens;
●	engage in mergers or consolidations;
●	make investments, loans and advances;
●	pay dividends and distributions and repurchase capital stock;
●	sell assets;
●	engage in certain transactions with affiliates;
●	enter into sale and leaseback transactions;

●	make certain accounting changes; and
●	make prepayments on junior indebtedness.

The Senior Secured Credit Facilities also contain a financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis with step-downs over time. The Borrower may elect to increase the maximum consolidated leverage ratio with which it must comply by 0.5x up to two times during the term upon the consummation of a “material acquisition.”

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

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of December 31, 2021, we had $8.0 million outstanding under these lines of credit with additional capacity of $142.6 million to fund settlement.

Contractual obligations

Our purchase obligations consists of agreements to purchase goods and services, including POS terminals, software licenses, and software maintenance support, entered into in the ordinary course of business.

We lease certain facilities under non-cancellable operating lease arrangements that expire at various dates in the future. As of December 31, 2021, the value of our obligations under operating leases was $43.8 million. Refer to Note 7, “Leases,” in the notes to the accompanying consolidated financial statements for additional information.

Our tax receivable agreement requires us to make payments to the Continuing LLC Owners in the amount equal to 85% of the applicable cash tax savings, if any.  Refer to Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements for additional information.

Inflation

While inflation may impact our revenue and expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations for the periods described is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments in certain circumstances that affect the reported amounts of assets, liabilities, and contingencies as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical information and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have provided a summary of our significant accounting policies, as well as a discussion of our evaluation of the impact of recent accounting pronouncements in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective, or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations, and cash flows to those of other companies.

Revenue recognition

Our primary revenue source consists of fees for payment processing services and revenue from the sale and rental of electronic POS equipment. Payment processing service revenue is primarily based on a percentage of transaction value or on a specified amount per transaction or related services.

When third parties are involved in the Company’s merchant acquiring arrangements and processing services, we apply judgment to determine whether we are acting as a principal or an agent of the third party. We follow the requirements of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which states that the determination of whether an entity should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. To determine whether we are acting as a principal or an agent, we assess indicators including: 1) whether we or the third party is primarily responsible for fulfillment; 2) which party has discretion in establishing pricing for the service; and 3) other considerations deemed to be applicable to the specific situation.

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

Factors we consider in the qualitative assessment include macroeconomic conditions, industry and market considerations, changes in certain costs, overall financial performance of each reporting unit, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required.

The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. We estimate the fair value of our reporting units using both an income approach and a market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates, operating margins, and other factors, such as working capital and capital expenditures. The discount rate is based on the weighted-average cost of capital adjusted for the relevant risks associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with characteristics similar to the reporting unit. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, and the selection of appropriate market multiples.

Finite-lived intangible assets include merchant contract portfolios and customer relationships, marketing alliance agreements, trademarks, internally developed and acquired software, and non-competition agreements.

The acquired intangible assets were recorded at their estimated fair value at the date of acquisition. Determination of the fair value of our acquired merchant contract portfolios, customer relationships, marketing alliance agreements, and acquired software involves significant estimates and assumptions related to revenue growth rates, discount rates, merchant attrition rates, and expected merchant referrals from our referral partners. Determination of the fair value of our acquired trademarks involves significant estimates and assumptions related to revenue growth rates, royalty rates, and discount rates.

We also develop software that is used in providing services to our customers. Capitalization of internal-use software occurs when we have completed the preliminary project stage. Costs incurred during the preliminary project stage are expensed as incurred.

Finite-lived intangible assets are amortized over their estimated useful lives ranging from 2 to 21 years using either accelerated or straight-line method. Determination of estimated useful lives of intangible assets requires significant judgment. The useful lives for customer-related intangible assets are based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are based on the terms of the agreements. The useful lives of trademarks are based on our assumptions regarding the period of time during which a significant portion of the economic value of such assets is expected to be realized. The useful lives of internally developed and acquired software are based on various factors, including analysis of potential obsolescence due to new technology, competition, and other economic factors. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of finite-lived intangible assets may warrant revision.

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

EVO, Inc. is subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of EVO, LLC and is taxed at the prevailing corporate tax rates. In addition to incurring actual tax expense, we also may make payments under the TRA. We account for the income tax effects and corresponding TRA effects resulting from future taxable purchases of LLC Interests of the Continuing LLC Owners or exchanges of LLC Interests for Class A common stock at the date of the purchase or exchange by recognizing an increase in our deferred tax assets based on enacted tax rates at that time. Further, we evaluate the likelihood that we will realize the benefit represented by the deferred tax assets and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we reduce the carrying amount of the deferred tax assets with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange and are recorded as an increase to shareholders’ equity; the effects of changes in any of our estimates after this date are included in net earnings. Similarly, the effects of subsequent changes in the enacted tax rates are included in net earnings.

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

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended December 31, 2021. The Company evaluated both its actual forecasts of future taxable income and its historical core earnings by jurisdiction over the prior twelve quarters, adjusted for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, and its actual forecasts of future taxable income, the Company determined that valuation allowances are needed in certain European jurisdictions to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. In the United States jurisdiction, however, the Company concluded that its indefinite lived deferred tax assets will be realizable and recorded no valuation allowance. In arriving at this determination, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

In the United States jurisdiction, the Company’s future taxable income projections are derived from historical core operations adjusted for certain non-recurring items, which indicate that the Company will move out of a period of cumulative losses as taxable loss periods are replaced by taxable income periods. The amount of the deferred tax asset considered realizable, however, could be adjusted if the Company’s estimates of the projected future profitability of its core operations are reduced by a level significantly different than the Company’s historical revenues and expenses adjusted for certain nonrecurring items. As a secondary measure, the Company compares its adjusted historical core earnings to its actual forecast to ensure that adjusted core earnings are realizable. The Company also evaluates the realizability of the deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amount of the deferred tax assets would be offset with a valuation allowance and the related TRA liability would be reduced. The future taxable income projections are subject to a high degree of uncertainty and could be impacted, both positively and negatively, by changes in our business or the markets in which we operate. A change in the assessment of the realizability of its deferred tax assets could materially impact our results of operations.

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

As of December 31, 2021, we had approximately $588.0 million of debt outstanding, net of accrued interest, of which $500.0 million was subject to an interest rate hedge. The Company entered into the interest rate hedge in 2020 to reduce a portion of the exposure to market rate risk associated with its variable-rate debt. Refer to Note 14, “Derivatives,” in the notes to the accompanying consolidated financial statements.

In the future, interest rates may fluctuate and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on December 31, 2021, an increase or a decrease of 100 basis points in the applicable interest rate (assuming such reduction would not be below the minimum rate) would increase or decrease our annual interest expense by approximately $0.9 million.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates related to certain foreign intercompany balances. A hypothetical uniform 10% weakening or strengthening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in an increase or decrease to pretax income of approximately $5.1 million on an annual basis. The change results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our income.

The Company uses foreign currency swaps and window forward contracts to help mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. As of December 31, 2021, the Company had no open foreign currency swaps or window forward positions. The impact of the foreign currency swaps and window forward contracts that settled in 2021 were immaterial to the consolidated financial statements. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVO Payments, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVO Payments, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 23, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVO Payments, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVO Payments, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, changes in equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue—Refer to Notes 1 and 2 to the consolidated financial statements

Critical Audit Matter Description

The Company’s revenue primarily consists of transaction-based fees that are made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The Company’s payment processing services are highly automated and are based on contractual terms with merchants. Because of the nature of the payment processing services, the Company relies on automated systems to process and record its revenue transactions. Netting against the Company’s revenue are commissions for referral partners and third-party processing and assessment costs such as interchange fees and card network fees.

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

/s/ Deloitte & Touche LLP

New York, New York

February 23, 2022

We have served as the Company's auditor since 2016.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$410,368	$418,439
Accounts receivable, net	16,065	17,052
Other receivables	18,087	20,128
Inventory	4,210	5,221
Settlement processing assets	311,681	285,705
Other current assets	20,514	15,284
Total current assets	780,925	761,829
Equipment and improvements, net	68,506	83,606
Goodwill, net	385,651	383,108
Intangible assets, net	200,726	217,077
Deferred tax assets	238,261	234,749
Operating lease right-of-use assets	34,704	35,124
Investment in equity securities, at fair value	25,398	25,526
Other assets	19,214	16,702
Total assets	$1,753,385	$1,757,721

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$7,887	$13,718
Current portion of long-term debt	14,058	4,628
Accounts payable	6,889	9,482
Accrued expenses and other current liabilities	127,060	118,251
Settlement processing obligations	422,109	446,344
Current portion of operating lease liabilities, inclusive of related party liability of $1.3 million and $1.1 million at December 31, 2021 and December 31, 2020, respectively	7,122	6,614
Total current liabilities	585,125	599,037
Long-term debt, net of current portion	568,632	579,162
Deferred tax liabilities	22,207	13,957
Tax receivable agreement obligations, inclusive of related party liability of $169.4 million and $164.3 million at December 31, 2021 and December 31, 2020, respectively	180,143	173,890
Operating lease liabilities, net of current portion, inclusive of related party liability of $1.0 million and $2.2 million at December 31, 2021 and December 31, 2020, respectively	28,948	30,968
Other long-term liabilities	7,891	10,174
Total liabilities	1,392,946	1,407,188
Commitments and contingencies
Redeemable non-controlling interests	1,029,090	1,055,633
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at December 31, 2021 and December 31, 2020. Liquidation preference: $168,309 and $158,647 at December 31, 2021 and December 31, 2020, respectively	164,007	154,118
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 47,446,061 and 46,401,607 shares at December 31, 2021 and December 31, 2020, respectively	5	5
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 0 and 32,163,538 shares at December 31, 2021 and December 31, 2020, respectively	—	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 0 and 1,720,425 shares at December 31, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,783,074 and 2,390,870 shares at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(652,871)	(675,209)
Accumulated other comprehensive (loss) income	(9,154)	1,045
Total EVO Payments, Inc. shareholders' deficit	(662,020)	(674,156)
Nonredeemable non-controlling interests	(170,638)	(185,062)
Total deficit	(832,658)	(859,218)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,753,385	$1,757,721

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$496,645	$439,101	$485,778
Operating expenses:
Cost of services and products	75,765	84,336	96,365
Selling, general, and administrative	266,117	250,676	267,926
Depreciation and amortization	83,389	85,924	92,059
Impairment of intangible assets	—	802	13,101
Total operating expenses	425,271	421,738	469,451
Income from operations	71,374	17,363	16,327
Other expense:
Interest income	1,651	1,172	2,872
Interest expense	(23,161)	(30,160)	(44,011)
Gain on investment in equity securities	237	17,574	—
Other (expense) income, net	(10,375)	3,007	5,994
Total other expense	(31,648)	(8,407)	(35,145)
Income (loss) before income taxes	39,726	8,956	(18,818)
Income tax expense	(22,037)	(13,122)	(4,548)
Net income (loss)	17,689	(4,166)	(23,366)
Less: Net income attributable to non-controlling interests in consolidated entities	9,003	7,189	7,877
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	33	(9,679)	(21,138)
Net income (loss) attributable to EVO Payments, Inc.	8,653	(1,676)	(10,105)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	9,889	6,528	—
Net loss attributable to Class A common stock	$(1,236)	$(8,204)	$(10,105)

Earnings per share
Basic	$(0.03)	$(0.20)	$(0.31)
Diluted	$(0.03)	$(0.20)	$(0.31)

Weighted-average Class A common stock outstanding
Basic	47,092,937	41,980,163	32,720,370
Diluted	47,092,937	41,980,163	32,720,370

Comprehensive (loss) income:
Net income (loss)	$17,689	$(4,166)	$(23,366)
Change in fair value of interest rate swap, net of tax(1)	1,591	(465)	—
Unrealized (loss) gain on foreign currency translation adjustment, net of tax (2)	(28,336)	8,774	324
Other comprehensive (loss) income	(26,745)	8,309	324
Comprehensive (loss) income	(9,056)	4,143	(23,042)
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	3,237	8,774	7,513
Less: Comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	(10,747)	(5,948)	(21,258)
Comprehensive (loss) income attributable to EVO Payments, Inc.	$(1,546)	$1,317	$(9,297)

(1)	Net of tax (expense) benefit of $(0.2) million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
(2)	Net of tax benefit (expense) of $4.1 million, $(2.5) million, and $(0.1) million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	income (loss)	(deficit)	interests	(deficit)	interests
Balance, January 1, 2021	152	$154,118	46,402	$5	32,164	$3	1,720	$—	2,391	$—	$—	$(675,209)	$1,045	$(674,156)	$(185,062)	$(859,218)	$1,055,633

Net income	—	—	—	—	—	—	—	—	—	—	—	8,653	—	8,653	255	8,908	8,781
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(10,999)	(10,999)	(1,258)	(12,257)	(16,079)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,487
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(213)	(213)	(13,655)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	27,419	—	—	27,419	—	27,419	—
Vesting of equity awards	—	—	266	—	—	—	—	—	—	—	(4,577)	—	—	(4,577)	—	(4,577)	—
Exercise of stock options	—	—	450	—	—	—	—	—	—	—	7,866	—	—	7,866	—	7,866	—
Cancellation of Class B common stock	—	—	—	—	(32,164)	(3)	—	—	—	—	3	—	—	—	—	—	—
Conversion of Class C common stock to Class D common stock	—	—	—	—	—	—	(1,599)	—	1,599	—	—	—	—	—	—	—	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	328	—	—	—	(121)	—	(207)	—	(15,038)	—	—	(15,038)	15,038	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	255	—	—	255	—	255	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	380	—	—	380	—	380	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	9,889	—	—	—	—	—	—	—	—	(9,889)	—	—	(9,889)	—	(9,889)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	800	800	84	884	707
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(22,331)	10,638	—	(11,693)	(904)	(12,597)	12,597
Chile redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(4,285)	—	—	(4,285)	(343)	(4,628)	4,628
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(75,616)	98,860	—	23,244	1,765	25,009	(25,009)
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	95,813	(95,813)	—	—	—	—	—
Balance, December 31, 2021	152	$164,007	47,446	$5	—	$—	—	$—	3,783	$—	$—	$(652,871)	$(9,154)	$(662,020)	$(170,638)	$(832,658)	$1,029,090

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$17,689	$(4,166)	$(23,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,389	85,924	92,059
Gain on sale of investment	—	(336)	(250)
Gain on investment in equity securities	(237)	(17,574)	—
Amortization of deferred financing costs	2,427	2,675	2,680
Loss on unamortized deferred financing costs	3,471	—	—
Loss on extinguishment of debt	2,196	—	—
Loss on disposal of equipment and improvements	1,308	1,741	3,014
Share-based compensation expense	27,419	20,664	10,921
Impairment of intangible assets	—	802	13,101
Accrued interest expense	—	(3,935)	3,492
Deferred taxes, net	8,258	2,599	(9,182)
Other	4,983	(1,740)	1,703
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	293	(267)	(1,719)
Other receivables	1,652	4,020	27,474
Inventory	801	3,993	(276)
Other current assets	(4,610)	(1,413)	152
Operating lease right-of-use assets	6,554	7,825	7,335
Other assets	(3,802)	3,466	(449)
Accounts payable	2,475	(8,326)	(35,962)
Accrued expenses and other current liabilities	10,728	(895)	3,135
Settlement processing funds, net	(49,566)	34,157	(59,077)
Operating lease liabilities	(7,584)	(8,571)	(6,745)
Other	(4,247)	(4,623)	(151)
Net cash provided by operating activities	103,597	116,020	27,889
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(18,809)	—	(38,832)
Purchase of equipment and improvements	(33,395)	(20,481)	(36,808)
Acquisition of intangible assets	(22,550)	(6,821)	(8,013)
Net proceeds from sale of investments	—	—	250
Return of capital on equity method investment	—	906	—
Collection of deferred cash consideration	—	—	4,882
Collections of notes receivable	50	429	1,878
Net cash used in investing activities	(74,704)	(25,967)	(76,643)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(5,584)	(19,896)	(8,597)
Proceeds from long-term debt	725,600	185,250	571,150
Repayments of long-term debt	(728,769)	(301,843)	(559,843)
Deferred financing costs paid	(5,927)	—	(2)
Deferred and contingent consideration paid	(610)	(2,130)	(7,191)
Secondary offering proceeds	—	115,538	381,619
Purchase of LLC Interests, Class B and Class D common stock in connection with the secondary offerings	—	(115,538)	(362,635)
Repurchases of shares to satisfy minimum tax withholding	(4,577)	(1,345)	(1,819)
Proceeds from issuance of redeemable preferred stock	—	149,250	—
Redeemable preferred stock issuance costs	—	(1,660)	—
Proceeds from exercise of common stock options	7,866	6,145	1,010
Distributions to non-controlling interest holders	(13,868)	(4,513)	(9,772)
Contribution from non-controlling interest holders	1,487	505	—
Net cash (used in) provided by financing activities	(24,382)	9,763	3,920
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12,435)	14,634	(1,774)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,924)	114,450	(46,608)
Cash, cash equivalents, and restricted cash, beginning of year	418,539	304,089	350,697
Cash, cash equivalents, and restricted cash, end of year	$410,615	$418,539	$304,089

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 56.9% of the membership interests of EVO, LLC as of December 31, 2021. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”). The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across the Americas and Europe and servicing more than 550,000 merchants across more than 50 markets. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout the Americas and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection, and chargeback services. The Company also offers value-added solutions such as gateway solutions, online hosted payments page capabilities, mobile-based SMS integrated payment collection services, security tokenization and encryption solutions at the physical and virtual POS, DCC, ACH, Level 2 and Level 3 data processing, management reporting solutions, loyalty programs, and Visa Direct, among other ancillary solutions. Other industry-specific processing capabilities are also in our product suite, such as recurring billing, multi-currency authorization, and cross-border processing and settlement. The Company operates two reportable segments: the Americas and Europe.

(b)	Basis of Presentation and Use of Estimates

Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of redeemable non-controlling interests (“RNCI”), evaluation of realizability of deferred tax assets, determination of liabilities under the tax receivable agreement, determination of liabilities and corresponding right-of-use assets arising from lease agreements, determination of assets or liabilities arising from derivative transactions, determination of fair value of share-based compensation, establishment of severance liabilities, establishment of allowance for doubtful accounts, and assessment of impairment of goodwill and intangible assets.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of December 31, 2021 and 2020, settlement-related cash balances were $133.3 million and $163.5 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of December 31, 2021 and 2020, merchant reserves were $101.6 million and $109.9 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$410,368	$418,439
Restricted cash included in other assets	247	100
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$410,615	$418,539

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

Receivable balances are stated net of allowance for doubtful accounts. The Company regularly evaluates its receivables for collectability. The Company analyzes historical losses, the financial position of its customers and known or expected trends when estimating the allowance for doubtful accounts. As of December 31, 2021 and 2020, allowance for doubtful accounts was $7.2 million and $4.4 million, respectively.

(f)	Inventory

Inventory consists primarily of electronic POS terminals and prepaid mobile phone cards and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out (“FIFO”) method.

(g)	Earnings Per Share

Basic earnings per share of Class A common stock is calculated pursuant to the two-class method as a result of the issuance of 152,250 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) on April 21, 2020. The Preferred Stock is considered a participating security because the holders of Preferred Stock are entitled, on an as-converted basis, to participate in and receive any dividends declared or paid on the Class A common stock, and no dividends may be paid to holders of Class A common stock unless full participating dividends are concurrently paid to holders of Preferred Stock. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. The Preferred Stock is not included in the computation of basic earnings per share in periods in which the Company reports a net loss, as the Preferred Stock holders are not contractually obligated to share in the net losses. However, the cumulative dividends that accrete on the Preferred Stock for the period reduce the net income or increase the net loss allocated to common stockholders. Earnings per share is not separately presented for Class B common stock, Blueapple LLC Interests, Class C common stock, and Class D common stock since they have no economic rights to the earnings of the Company.

Diluted earnings per share of Class A common stock is calculated using the more dilutive of the (a) treasury stock method and as-converted method or (b) the two-class method. Class B common stock, which was automatically cancelled on May 25, 2021, and Blueapple LLC Interests are not considered when calculating diluted earnings per share as this class of common stock and LLC Interests may not convert to Class A common stock. Class C common stock, which was automatically converted into one share of Class D common stock on May 25, 2021, and Class D common stock are considered in the calculation of diluted earnings per share on an if-converted basis as these classes, together with the paired LLC Interests, have exchange rights that could result in additional shares of Class A common stock being issued. Potentially dilutive shares issuable upon conversion of the Preferred Stock are considered in the calculation of diluted earnings per share on an if-converted basis. All other potentially dilutive securities are determined based on the treasury stock method. Refer to Note 4, “Earnings Per Share,” and Note 21, “Shareholders’ Equity,” for further information.

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

As of October 1, 2021, the Company performed a qualitative assessment to evaluate the goodwill for indicators of impairment. A qualitative assessment includes consideration of macroeconomic conditions, industry and market considerations, changes in certain costs, overall financial performance of each reporting unit, and other relevant entity-specific events. In performing its qualitative assessment, the Company considered the results of its quantitative impairment test performed in 2020 and the financial performance of the reporting units during 2021 and 2020. Based upon such assessment, the Company determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts as of the date of the impairment test. There were no significant events or changes in the circumstances since the date of the Company’s annual impairment test that would have required a reassessment of the results as of December 31, 2021.

As of October 1, 2020, the Company utilized the quantitative approach to test goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. The fair value of the reporting units was estimated using a combination of discounted cash flow method, which is derived from the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and guideline public companies method, which is derived from revenue and earnings multiples of comparable companies. As of the date of the 2020 impairment test, the fair values of the Americas and Europe reporting units substantially exceeded their carrying values. There were no significant events or changes in the circumstances since the date of the Company’s annual impairment test that would have required a reassessment of the results as of December 31, 2020.

As of December 31, 2021, there are no indefinite-lived intangible assets other than goodwill.

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

The Company uses foreign currency swaps and window forward contracts to mitigate its exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The Company elected not to designate the foreign currency swaps and window forward contracts as a cash flow hedge and are not subject to hedge accounting.

Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive (loss) income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a cash flow hedge are recorded as a component of other (expense) income.

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

The Company’s revenue consists primarily of transaction-based fees that are made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The payment processing is highly automated, and is based on contractual terms with merchants. Because of the nature of payment processing services, the Company relies on automated systems to process and record the revenue transactions. Netting against the revenue is certain commissions for referral partners and third party processing and assessment costs such as interchange fees and card network fees.

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

The Company’s contractual agreements outline the pricing related to payment processing services including fixed fees and pricing related to the sale or rental of POS equipment. Given the nature of the promise to stand ready to provide payment processing services and the fees which are based on unknown quantities of services to be performed over the contract term, the consideration related to the payment processing services is determined to be variable consideration. The variable consideration is usage-based and the variability is satisfied each day the services are provided to the customer. The Company allocates variable fees to the distinct day of service to which it relates, considering the services performed each day in order to allocate the appropriate amount of total fees to that day. Therefore, the Company recognizes revenue for payment processing services over time on a daily basis based on the services performed on that day. Revenue from the sale of POS equipment is recognized at a point in time when the POS equipment is shipped and title passes to the customer. Revenue recognized at a point in time is not material. Revenue from the rental of electronic POS equipment is recognized over time.

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

For payment processing services, the determination of gross versus net recognition for interchange, card network fees, and commissions depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party.

The Company frequently enters into agreements with third parties under which the third party engages the Company to provide payment processing services to all of their customers. Under these agreements the third party acts as supplier of products or services by achieving most of the shared risks and rewards of customer contracts and the Company passes the third party’s share of merchant receipts to them as commissions. The Company incurs interchange and card network fees from the card issuers and payment networks respectively, and does not have the ability to direct the use of or receive the benefits from the services provided by the card issuers or the payment networks. The Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank. Interchange and card network rates are pre-established by the card networks, and the Company has no latitude in determining these fees. Therefore, the Company is acting as an agent with respect to these services. Revenue generated from payment processing is presented net of interchange, card network fees, and certain commissions. Commissions payable to referral and reseller partners are recognized as incurred.

(n)	Share-Based Compensation

The Company follows ASC 718, Compensation: Stock Compensation (“ASC 718”), which requires that all share-based payments to employees, including stock options and restricted stock units (“RSUs”), be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. The fair value of the stock option awards is determined through the application of the Black-Scholes model. The fair value of RSUs is determined based on the market price at the time of grant. The Company has elected to recognize forfeitures at the time they occur. Refer to Note 22, “Stock Compensation Plans and Share-Based Compensation Awards,” for further information on the share-based compensation awards.

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

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended December 31, 2021. The Company also evaluated its historical core earnings by jurisdiction, after adjusting for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, the Company established valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions.  In the United States jurisdiction, however, the Company concluded that its deferred tax assets will be realizable and recorded no valuation allowance based upon (i) the historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

As of December 31, 2021 and 2020, a valuation allowance of $11.6 million and $5.1 million, respectively, has been established to reduce the carrying amount of the deferred tax asset to an amount that is more than likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as the Company’s projections for growth.

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

The Company is subject to tax audits in various jurisdictions and regularly assesses the likely outcome of such audits in order to determine the need for liabilities for uncertain tax benefits. The Company continually evaluates the appropriateness of liabilities for uncertain tax positions, considering factors such as statutes of limitations, audits, proposed settlements, and changes in tax law. Refer to Note 12, “Income Taxes,” for further information.

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

The Company has operations in foreign countries whose functional currency is the local currency. Gains and losses on transactions and monetary assets and liabilities, denominated in currencies other than the functional currency, are included in the net income or loss for the period.

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

The Company’s accounting treatment for investments in equity securities differs for those with and without readily determinable fair values. Investments in equity securities with readily determinable fair values are recorded at fair value on the consolidated balance sheets with changes in fair value at each reporting period recognized on the consolidated statements of operations and comprehensive (loss) income. Investments in equity securities without readily determinable fair value are recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer.

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

The America’s segment comprises the geographical markets of the United States, Canada, Mexico, and Chile. The Europe segment comprises the geographical markets of Western Europe (Spain, United Kingdom, Ireland, Germany, Gibraltar, and Malta) and Eastern Europe (Poland and Czech Republic). The Company also provides general corporate services to its segments through corporate functions, the cost of which is not allocated to segments. Such costs are reported as “Corporate.” Refer to Note 20, “Segment Information,” for further information on segment reporting.

(u)	Leases

The Company adopted ASU 2016-02, Leases, on January 1, 2019, using the optional modified retrospective method under which the prior period financial statements were not restated for the new guidance.

At contract inception the Company determines whether an arrangement is, or contains a lease, and for each identified lease, evaluates the classification as operating or financing. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rate is a fully collateralized rate that considers the Company’s credit rating, market conditions, and the term of the lease. The Company accounts for all components in a lease arrangement as a single combined lease component.

Operating lease cost is recognized on a straight-line basis over the lease term. Total lease costs include variable lease costs, which are primarily comprised of costs of maintenance and utilities. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and obligations. Refer to Note 7, “Leases,” for further information.

(v)	Preferred Stock

On April 21, 2020, we issued 152,250 shares of Preferred Stock for approximately $149.3 million in total net proceeds. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind dividends, and have the right, at their option, to convert the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Class A Common Stock at any time. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), the holders of Preferred Stock may require us to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration. Because the occurrence of a change of control may be outside of our control, we have classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. Refer to Note 16, “Redeemable Preferred Stock,” for further discussion.

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

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021 with early adoption permitted. The Company does not expect that ASU 2020-06 will have a material impact on the Company’s consolidated financial statements.

Acquired Contract Assets and Liabilities in Business Combinations

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is effective for fiscal periods beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this ASU, which will depend on the contract assets and liabilities acquired in future business combinations.

(x)      Correction to previously reported consolidated statements of cash flows

The Company has revised the financing section of its consolidated statements of cash flows to separately classify net repayments on its settlement lines of credit of approximately $19.9 million and $8.6 million for the years ended December 31, 2020 and 2019, respectively. As a result, the accompanying consolidated statements of cash flows have been revised to correct this immaterial classification error by decreasing previously reported proceeds from long-term debt by approximately $1.0 million and $12.4 million, and decreasing previously reported repayments of long-term debt by approximately $20.9 million and $21.0 million, for the years ended December 31, 2020 and 2019, respectively. This revision had no effect on our previously reported net cash flows from financing activities, or on any other previously reported amounts in our consolidated financial statements for the years ended December 31, 2020 and 2019.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms, and contract duration.

The Company also earns revenue from the sale and rental of electronic POS equipment. The revenue recognized from the sale and rental of POS equipment totaled $38.9 million, $39.3 million, and $43.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company disaggregates revenue based on reporting segment and division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading international financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners. The Company also has referral arrangements with ISOs that refer merchants to the Company.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports B2B customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships where the merchant portfolio is not actively managed by the Company. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

The table below presents a disaggregation of the Company’s revenue by segment and by division. Beginning in 2021, the Company reclassified certain merchant portfolios from the Direct and Tech-enabled divisions into the Traditional division as part of strategic channel realignment. The Company adjusted the presentation of comparative results for the years ended December 31, 2020 and 2019 to reflect this reclassification.

	Year Ended December 31, 2021
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$130,752	$148,538	$279,290
Tech-enabled	134,360	40,924	175,284
Traditional	42,071	—	42,071
Totals	$307,183	$189,462	$496,645

	Year Ended December 31, 2020
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$113,442	$128,458	$241,900
Tech-enabled	117,882	35,410	153,292
Traditional	43,909	—	43,909
Totals	$275,233	$163,868	$439,101

	Year Ended December 31, 2019
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$134,331	$142,313	$276,644
Tech-enabled	114,990	39,625	154,615
Traditional	54,519	—	54,519
Totals	$303,840	$181,938	$485,778

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

A summary of settlement processing assets and obligations is as follows:

	December 31,	December 31,
	2021	2020

	(In thousands)
Settlement processing assets:
Receivable from card networks	$209,734	$198,053
Receivable from merchants	101,947	87,652
Totals	$311,681	$285,705

Settlement processing obligations:
Settlement liabilities due to merchants	$(320,537)	$(336,440)
Merchant reserves	(101,572)	(109,904)
Totals	$(422,109)	$(446,344)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019

Numerator:
Net income (loss) attributable to EVO Payments, Inc.	$8,653	$(1,676)	$(10,105)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	9,889	6,528	—
Undistributed loss attributable to shares of Class A common stock	$(1,236)	$(8,204)	$(10,105)

Denominator:
Weighted-average Class A common stock outstanding	47,092,937	41,980,163	32,720,370
Effect of dilutive securities	—	—	—
Total dilutive securities	47,092,937	41,980,163	32,720,370

Earnings per share:
Basic	$(0.03)	$(0.20)	$(0.31)
Diluted	$(0.03)	$(0.20)	$(0.31)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	106,076	—
Stock options	5,828,309	5,040,423	3,082,909
RSUs	1,364,534	1,166,526	807,688
RSAs	418	4,256	19,903
Class C common stock	658,847	2,132,497	2,380,844
Class D common stock	3,227,836	4,245,743	11,449,784

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through December 31, 2021, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $211.9 million ($184.1 million net of amortization) and $180.1 million, respectively at December 31, 2021, and approximately $204.6 million ($188.4 million net of amortization) and $173.9 million, respectively at December 31, 2020. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of December 31, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

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

On May 25, 2021, pursuant to the Company's amended and restated certificate of incorporation, each outstanding share of Class C common stock was automatically converted into one share of Class D common stock. Refer to Note 21, “Shareholders’ Equity,” for further information.

(6) Acquisitions

The Company determined the pro forma impact of the acquisitions described below were not significant, individually or in the aggregate, to the Company's operating results and are, therefore, not separately presented.

2021 Acquisitions

(a)	Anderson Zaks Limited

In July 2021, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Anderson Zaks Ltd., an omni-channel payment gateway provider based in the United Kingdom. Anderson Zaks Ltd.is presented in the Company’s Europe segment.

(a)	Pago Fácil

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

The estimated acquisition date fair values as of December 31, 2021 of major classes of assets acquired and liabilities assumed are as follows:

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

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of December 31, 2021 and 2020. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.36 years and 6.79 years as of December 31, 2021 and 2020, respectively. The Company had no significant short-term leases as of December 31, 2021 and 2020.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 5.81% and 6.45% as of December 31, 2021 and 2020, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $10.8 million and $11.3 million, for the years ended December 31, 2021 and 2020, respectively. These costs are included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Total lease costs include variable lease costs of approximately $2.1 million for each of the years ended December 31, 2021 and 2020, which in each case are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended  December 31, 2021 and 2020 was $9.4 million and $9.7 million, respectively, which is included as a component of cash provided by operating activities in the consolidated statements of cash flows.

As of December 31, 2021, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2022	$8,697
2023	7,078
2024	6,319
2025	5,527
2026	4,933
2027 and thereafter	11,230
Total future minimum lease payments (undiscounted)	43,784
Less: present value discount	(7,714)
Present value of lease liability	$36,070

(8)	Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	December 31,	December 31,
	Years	2021	2020

		(In thousands)
Card processing equipment	3-5	$155,843	$143,514
Office equipment	3-5	44,393	44,049
Computer software	3	60,226	54,192
Leasehold improvements	various	17,883	19,090
Furniture and fixtures	5-7	4,433	4,547
Totals		282,778	265,392
Less accumulated depreciation		(213,761)	(185,010)
Foreign currency translation adjustment		(511)	3,224
Totals		$68,506	$83,606

Depreciation expense related to equipment and improvements was $37.8 million, $40.6 million, and $42.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

In the year ended December 31, 2021, gross equipment and improvements, and accumulated depreciation were each reduced by $12.2 million and $10.9 million, respectively, and in the year ended December 31, 2020 by $12.7 million and $10.9 million, respectively, primarily related to asset retirements.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	December 31, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,056	$(197,187)	$(5,685)	$(30,713)	$63,471
Marketing alliance agreements	197,412	(79,811)	(7,557)	(20,896)	89,148
Internally developed and acquired software	110,396	(53,110)	(10,191)	(3,236)	43,859
Trademarks, definite-lived	22,068	(13,427)	(901)	(3,596)	4,144
Non-compete agreements	6,612	(6,487)	-	(21)	104
Total	$633,544	$(350,022)	$(24,334)	$(58,462)	$200,726

	December 31, 2020
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$293,581	$(181,062)	$(5,685)	$(28,205)	$78,629
Marketing alliance agreements	186,081	(69,446)	(7,557)	(18,104)	90,974
Internally developed and acquired software	90,881	(38,828)	(10,191)	(871)	40,991
Trademarks, definite-lived	21,629	(11,060)	(901)	(3,224)	6,444
Non-compete agreements	6,462	(6,425)	-	2	39
Total	$598,634	$(306,821)	$(24,334)	$(50,402)	$217,077

Amortization expense related to intangible assets was $45.6 million, $45.3 million, and $49.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Estimated amortization expense to be recognized during each of the five years subsequent to December 31, 2021:

(In thousands)
Years ending:
2022	$41,115
2023	36,374
2024	25,644
2025	19,433
2026	16,634
2027 and thereafter	61,526
Total	$200,726

For the year ended December 31, 2021, there were no impairments. For the year ended December 31, 2020, the Company recognized an impairment charge of $0.8 million related to the retirement of certain trademarks driven by internal reorganization.

In the year ended December 31, 2021, gross intangible assets and accumulated depreciation were each reduced by $2.3 million, related to the expiration of a marketing alliance agreement.

The following represents intangible assets, net by segment:

	December 31,	December 31,
	2021	2020

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$49,435	$59,149
Marketing alliance agreements	56,996	63,946
Internally developed and acquired software	28,812	24,615
Trademarks, definite-lived	1,497	1,582
Non-compete agreements	104	22
Total	136,844	149,314

Europe
Merchant contract portfolios and customer relationships	14,036	19,480
Marketing alliance agreements	32,152	27,028
Internally developed and acquired software	15,047	16,376
Trademarks, definite-lived	2,647	4,862
Non-compete agreements	—	17
Total	63,882	67,763

Total intangible assets, net	$200,726	$217,077

The change in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2019	$268,049	$135,080	$403,129
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2019	268,049	110,789	378,838
Business combinations	61	—	61
Foreign currency translation adjustment	(1,262)	5,471	4,209
Goodwill, net, as of December 31, 2020	$266,848	$116,260	$383,108

Goodwill, gross, as of December 31, 2020	$266,848	$140,551	$407,399
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2020	266,848	116,260	383,108
Business combinations	10,562	3,921	14,483
Foreign currency translation adjustment	(2,480)	(9,460)	(11,940)
Goodwill, net, as of December 31, 2021	$274,930	$110,721	$385,651

(10)	Accounts Payable, Accrued Expenses, and Other Current Liabilities

The Company’s accounts payable, accrued expenses, and other current liabilities consisted of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Compensation and related benefits	$23,205	$21,398
Third-party processing and payment network fees	43,529	40,224
Trade payables	6,089	8,306
Taxes payable	20,399	14,504
Commissions payable to third parties	16,025	15,759
Unearned revenue	4,723	4,627
Other	19,979	22,915
Total accounts payable, accrued expenses, and other current liabilities	$133,949	$127,733

(11) Related Party Transactions

Related party balances consist of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Due from related parties, current	$782	$625
Due to related parties, current	(4,207)	(5,124)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary, which are included as a component of other current assets on the consolidated balance sheets.

Due to related parties, current, consists of $3.0 million and $3.8 million as of December 31, 2021 and 2020, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $1.2 million and $1.3 million as of December 31, 2021 and 2020, respectively, representing commissions payable to unconsolidated investees of the Company. The liability is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Due to related parties, long-term, consists of ISO commission reserves in connection with an unconsolidated investee, which are included as a component of other long-term liabilities on the consolidated balance sheets.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of December 31, 2021 and 2020, the liability related to this lease amounted to $1.9 million and $3.1 million, respectively, and is included in the operating lease liabilities on the consolidated balance sheets. The Company subleased a portion of this office space to an unconsolidated investee. Sublease income was less than $0.1 million for the year ended December 31, 2021. Sublease income was $0.1 million for each of the years ended December 31, 2020 and 2019. The sublease was terminated in February 2021.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of December 31, 2021 and 2020, these lease liabilities amounted to $0.4 million and $0.3 million, respectively, and are included in the operating lease liabilities on the consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $13.1 million, $15.3 million, and $20.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is netted against revenue in the consolidated statements of operations and comprehensive (loss) income. The sale of equipment and services to these unconsolidated investees amounted to less than $0.1 million, less than $0.1 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member and holder of LLC interests of EVO, LLC. Blueapple is controlled by entities affiliated with the Company’s founder and chairman. The expense related to these services was $0.2 million for each of the years ended December 31, 2021, 2020, and 2019.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the years ended December 31, 2021, 2020, and 2019, the Company paid commissions of $0.1 million, $0.6 million, and $0.5 million related to this activity, respectively.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For each of the years ended December 31, 2021, 2020, and 2019, the Company paid $1.2 million, $0.7 million, and $0.3 million in brokerage fees and other expenses to NFP, respectively.

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

(12)	Income Taxes

Domestic and foreign income (loss) before income taxes is as follows for the years ended December 31:

	2021	2020	2019

	(In thousands)
Domestic	$(21,242)	$(37,043)	$(66,850)
Foreign	60,968	45,999	48,032
Income (loss) before income taxes	$39,726	$8,956	$(18,818)

Income tax expense (benefit) is comprised of the following for the years ended December 31:

	2021	2020	2019

	(In thousands)
Current:
Foreign	$13,978	$10,594	$14,515
Federal	(226)	61	338
State	(43)	(15)	61
Total current income tax expense	13,709	10,640	14,914

Deferred:
Foreign	11,399	2,637	(9,262)
Federal	(2,769)	(96)	(973)
State	(302)	(59)	(131)
Total deferred income tax expense (benefit)	8,328	2,482	(10,366)
Totals	$22,037	$13,122	$4,548

The Company’s effective tax rate, as applied to income (loss) before income taxes, differ from federal statutory rates as follows for the years ended December 31:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(12.5)	26.3	(10.9)
Foreign tax rate differential	(0.2)	(0.4)	(0.9)
Decrease in U.S. valuation allowance	—	(28.6)	(13.6)
Non-controlling interest	(9.9)	1.2	(11.5)
Other miscellaneous permanent differences	(2.4)	(21.0)	9.9
Remeasurement of deferred tax assets	(6.1)	(4.4)	11.4
Undistributed earnings of foreign subsidiaries	0.1	4.2	43.6
U.S. federal tax related to foreign effectively connected income	0.1	2.7	(1.2)
Mexico income tax provision	20.0	85.8	(47.7)
Poland income tax provision	18.0	75.7	(21.8)
German income tax provision	8.9	—	—
Spain income tax provision	—	(29.1)	(0.1)
Other foreign tax provisions	4.0	13.1	(2.4)
Increase in Foreign valuation allowance	14.5	—	—
Effective tax rate	55.5%	146.5%	(24.2)%

The primary components of deferred tax items were as follows as of December 31:

	2021	2020

	(In thousands)
Deferred tax assets:
U.S. net operating losses(1)	$29,569	$21,365
Partnership basis adjustment(1)	184,119	188,419
Other partnership basis items(1)	24,235	18,498
Foreign net operating losses	12,014	8,142
Foreign intangibles	1,345	3,090
Foreign accrued expenses and other temporary differences	5,653	5,710
	256,935	245,224
Valuation allowance	(11,634)	(5,090)
Deferred tax asset	245,301	240,134

Deferred tax liabilities:
Acquisition related intangibles	(23,656)	(14,946)
Foreign equipment and improvements	(2,070)	(2,465)
Foreign accrued expenses and other temporary differences	(3,521)	(1,931)
Deferred tax liability	(29,247)	(19,342)
Net	$216,054	$220,792

(1)U.S. jurisdiction deferred tax assets

The following table includes the valuation allowance associated with the deferred tax assets recognized as tax expense in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2021, 2020, and 2019.

Valuation
Allowance
(In thousands)

Beginning balance, January 1, 2019	$21,379
Addition for U.S. interest limitation	2,558
Additions to other deferred tax assets in foreign jurisdictions	1,477
Reduction resulting from reassessments of available foreign net operating loss carryover	(17,262)
December 31, 2019	$8,152

Additions to deferred tax assets in foreign jurisdictions	1,097
Reduction of U.S. interest limitation	(2,558)
Reductions to deferred tax assets in foreign jurisdictions	(1,601)
December 31, 2020	$5,090

Additions to deferred tax assets in foreign jurisdictions	8,389
Reductions to deferred tax assets in foreign jurisdictions	(1,845)
December 31, 2021	$11,634

The following table includes the total net operating losses carryforwards by country and years which they are available to offset future taxable income as of December 31, 2021:

	Net Operating	Available
	Losses	Years
	(In thousands)
United States	$135,157	Indefinite
Spain	26,180	Indefinite
Gibraltar	17,586	Indefinite
Ireland	5,974	Indefinite
Czech Republic	3,876	2022-2026
Mexico	2,951	2022-2031
Chile	2,740	Indefinite
UK	852	Indefinite

Gross unrecognized tax benefits increased by $1.0 million during the year ended December 31, 2021.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations and comprehensive (loss) income. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets.

The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

2021
(In thousands)
Beginning Balance at January 1, 2021	$—
Lapses of statues of limitations	—
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	1,027
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	—
Decreases in balances related to settlements with taxing authorities	—
Ending Balance at December 31, 2021	$1,027

The unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2021, approximately $1.0 million of the unrecognized tax benefits and accrued interest and penalties would affect our effective tax rate. It is possible that our existing unrecognized tax benefits may change up to $1.0 million as a result of audit examinations expected to be completed within the next 12 months.

EVO, LLC’s domestic or foreign subsidiary’s income tax filings are periodically audited by the local tax authorities. EVO, LLC’s open tax years by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2018-2021
Mexico	2016-2021
Poland	2016-2021
Germany	2016-2021

(13)	Long-Term Debt and Lines of Credit

Credit Facility

On November 1, 2021, EVO Payments International, LLC (“EPI”), a wholly-owned subsidiary of EVO, Inc., entered into a Second Restatement Agreement to Amended and Restated Credit Agreement (the “Restatement Agreement”) by and among EPI, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as administrative agent, Truist Bank, as the successor administrative agent and the lenders party thereto, to amend and restate our existing senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities include revolver commitments of $200.0 million that mature in November 2026 and a $588.0 million term loan that matures in November 2026. In connection with the Senior Secured Credit Facilities refinanced under the Restatement Agreement, a loss of $5.7 million was presented within other (expense) income in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2021. The total loss of $5.7 million includes a debt extinguishment loss of $2.2 million and a loss of $3.5 million related to unamortized deferred financing costs.

The Senior Secured Credit Facilities provide the Company with the capacity to support both domestic and international growth, as well as fund general operating needs. The loans under the Senior Secured Credit Facilities bear interest at an annual rate equal to, at EPI’s option, (a) a base rate, plus an applicable margin or (b) LIBOR, plus an applicable margin. The applicable margin for base rate loans ranges from 0.75% to 1.75% per annum and for LIBOR loans ranges from 1.75% to 2.75% per annum, in each case based upon achievement of certain consolidated leverage ratios. In addition to paying interest on outstanding principal, EPI is required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments thereunder ranging from 0.25% to 0.375% per annum based upon achievement of certain consolidated leverage ratios. The Senior Secured Credit Facilities include provisions that provide for the eventual replacement of LIBOR as a reference rate with the Secured Overnight Financing Rate (as defined therein) or otherwise an alternate benchmark rate that has been selected by the administrative agent and EPI and not objected to by a majority of the lenders.

As of December 31, 2021, the loans under the Senior Secured Credit Facilities had an interest rate of 4.50% for the first lien prime rate revolver and 2.36% for the first lien term loan.

All amounts outstanding under the Senior Secured Credit Facilities are secured, subject to permitted liens and other exceptions, by a first-priority lien on the capital stock owned by EPI or by any guarantor in each of EPI’s or their respective subsidiaries (limited, in the case of capital stock of foreign subsidiaries and first tier domestic subsidiaries substantially all the assets of which are the capital stock of foreign subsidiaries, to 65% of the voting stock and 100% of the non-voting stock of such subsidiaries) and a first-priority lien on substantially all of EPI’s and each guarantor’s present and future intangible and tangible assets (subject to customary exceptions).

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

The Senior Secured Credit Facilities also contain a financial covenant that requires EPI to remain under a maximum consolidated leverage ratio determined on a quarterly basis with step-downs over time. The Borrower may elect to increase the maximum consolidated leverage level with which it must comply by 0.5x up to two times during the term upon the consummation of a “material acquisition.”

As a result of these restrictions, substantially all of the net assets of EPI at December 31, 2021 were restricted from distribution to EVO, LLC or any of its members. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business.

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of December 31, 2021 and 2020, the Company was in compliance with all its financial covenants under the Senior Secured Credit Facilities.

As of December 31, 2021 and 2020, the Company’s long-term debt consists of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
First lien term loan	$588,000	$591,169
Less debt issuance costs	(5,310)	(7,379)
Total long-term debt	582,690	583,790
Less current portion of long-term debt, net of current portion of debt issuance costs	(14,058)	(4,628)
Total long-term debt, net of current portion	$568,632	$579,162

Principal payment requirements on the above obligations in each of the years remaining subsequent to December 31, 2021 are as follows:

Years ending:	(In thousands)
2022	$14,700
2023	14,700
2024	29,400
2025	44,100
2026 and thereafter	485,100
Total	$588,000

Settlement Lines of Credit

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At December 31, 2021 and December 31, 2020, the Company had $8.0 million and $13.9 million outstanding under these lines of credit, respectively, with additional capacity of $142.6 million and $137.1 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 5.2% and 2.6% as of December 31, 2021 and 2020, respectively.

(14) Derivatives

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

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the year ended December 31, 2021.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the consolidated balance sheets as of December 31, 2021 and 2020, respectively:

	December 31, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$1,297

	December 31, 2020
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Accrued expenses	$(341)
Interest Rate Swap - long-term portion	Other long-term liabilities	$(192)

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

The table below presents the effect of hedge accounting on accumulated other comprehensive (loss) income for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

	(In thousands)
Beginning accumulated derivative loss in accumulated other comprehensive (loss) income	$(533)	$—
Derivative gain (loss) recognized in the current period in accumulated other comprehensive (loss) income	1,354	(653)
Less: Derivative loss reclassified from accumulated other comprehensive (loss) income to interest expense	(476)	(120)
Ending accumulated derivative gain (loss) in accumulated other comprehensive (loss) income	$1,297	$(533)

The table below presents the effect of hedge accounting on the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

	(In thousands)
Total interest expense including the effects of cash flow hedges	$(23,161)	$(30,160)
Derivative loss reclassified from accumulated other comprehensive (loss) income into interest expense	$(476)	$(120)

The Company estimates that an additional $1.3 million will be reclassified as a decrease to interest expense over the next 12 months.

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$20,917	$30,962	$38,531
Income taxes paid	10,259	13,429	10,860

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$9,845	$3,347	$18,015
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	(3,158)	(6,801)	(623)
Software assets acquired by assuming directly related liabilities	—	11,603	—
Deferred consideration payable	3,439	—	1,337
Contingent consideration payable	472	—	—
Accrual of redeemable preferred stock paid-in-kind-dividends	9,889	6,528	—
Exchanges of Class C and Class D common stock for Class A common stock	15,038	16,658	37,533
Secondary offering	—	43,484	470,831

(16)    Redeemable Preferred Stock

          On April 21, 2020, the Company issued 152,250 shares of Preferred Stock. The Company received approximately $149.3 million in total net proceeds from the sale of the Preferred Stock and incurred approximately $1.7 million in stock issuance costs as part of the sale.

The Preferred Stock ranks senior to the Class A common stock with respect to dividends and distributions on liquidation, winding-up, and dissolution. Each share of Preferred Stock had an initial liquidation preference of $1,000 per share. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind (“PIK”) dividends, which are payable semi-annually in arrears by increasing the liquidation preference for each outstanding share of Preferred Stock. These PIK dividends accrue at an annual rate of (i) 6.00% per annum for the first ten years and (ii) 8.00% per annum thereafter. At the 2021 annual meeting of stockholders, the Company’s stockholders voted to approve the elimination of the limitation on conversion of the Preferred Stock in the event the conversion results in Class A Common Stock ownership in excess of 19.99% if the aggregate voting power as required by Nasdaq Listing

Rule 5635. Holders of Preferred Stock are also entitled, on an as-converted basis, to participate in and receive any dividends declared or paid on the Class A Common Stock, and no dividends may be paid to holders of Class A Common Stock unless full participating dividends are concurrently paid to holders of Preferred Stock.

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net loss attributable to Class A common stockholders on the consolidated statements of operations and comprehensive (loss) income. For the years ended December 31, 2021 and 2020, the initial carrying value of the Preferred Stock has been increased by $9.9 million and $6.5 million, respectively, for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. If a change of control were to occur as of December 31, 2021, the

Company might have been required to repurchase the Preferred Stock for $252.5 million. As of December 31, 2021, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

As of December 31, 2021, EVO, Inc. owns 56.9% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the Nasdaq stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the years ended December 31, 2021 and 2020:

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	1,487	1,487
Distributions	—	(13,655)	—	(13,655)
Net income (loss) attributable to RNCI	47	10,329	(1,595)	8,781
Unrealized loss on foreign currency translation adjustment	(10,313)	(5,045)	(721)	(16,079)
Unrealized gain on change in fair value of interest rate swap	707	—	—	707
(Decrease) Increase in the maximum redemption amount of RNCI	(25,009)	20,466	7,543	3,000
Allocation of eService fair value RNCI adjustment to Blueapple	(7,869)	—	—	(7,869)
Allocation of Chile fair value RNCI adjustment to Blueapple	(2,915)	—	—	(2,915)
Ending balance, December 31, 2021	$823,386	$198,531	$7,173	$1,029,090

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2020	$902,258	$150,190	$—	$1,052,448
Contributions	—	—	505	505
Distributions	—	(4,537)	—	(4,537)
Net (loss) income attributable to RNCI	(8,068)	7,004	(85)	(1,149)
Unrealized gain on foreign currency translation adjustment	3,658	1,546	39	5,243
Unrealized loss on change in fair value of interest rate swap	(223)	—	—	(223)
Purchase of Blueapple Class B common stock in connection with secondary offerings	(51,350)	—	—	(51,350)
Increase in maximum redemption amount in connection with purchase of Blueapple Class B common stock	1,650	—	—	1,650
Increase in the maximum redemption amount of RNCI	33,382	32,233	—	65,615
Allocation of eService fair value RNCI adjustment to Blueapple	(12,569)	—	—	(12,569)
Ending balance, December 31, 2020	$868,738	$186,436	$459	$1,055,633

(18)	Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	December 31, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$95,919	$—	$—	$95,919
Contingent consideration	—	—	(611)	(611)
Blueapple RNCI	(823,386)	—	—	(823,386)
eService RNCI	—	—	(198,531)	(198,531)
Chile RNCI	—	—	(7,173)	(7,173)
Interest rate swap	—	1,297	—	1,297
Investment in equity securities	—	25,398	—	25,398
Total	$(727,467)	$26,695	$(206,315)	$(907,087)

	December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$39,578	$—	$—	$39,578
Contingent consideration	—	—	(1,000)	(1,000)
Blueapple RNCI	(868,738)	—	—	(868,738)
eService RNCI	—	—	(186,436)	(186,436)
Chile RNCI	—	—	(459)	(459)
Interest rate swap	—	(533)	—	(533)
Investment in equity securities	—	25,526	—	25,526
Total	$(829,160)	$24,993	$(187,895)	$(992,062)

Cash equivalents consist of a money market fund that is valued using a market price in an active market (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. The fair values are based on the present value of expected payments made to the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. These estimates are based on inputs not observable in the market and thus represent a Level 3 measurement.

The estimated fair value of Blueapple’s RNCI is derived from the closing stock price of the Company’s Class A common stock on the last day of the period.

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 12.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 12.3%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of December 31, 2021 were 4.75x-5.25x and 9.25x-10.75x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the WACC used to discount the future cash flows, which was 17.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 17.9%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in Chile. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in Chile. In applying the market approach, the valuation multiples as of December 31, 2021 were 1.75x and 6.00x for revenue and EBITDA, respectively. The Company changed the valuation methodology for estimating the fair value of Chile’s RNCI as of December 31, 2021, as the fair value approximated its carrying amount in prior periods, given the proximity of the transaction date (i.e. formation of the joint venture) and its beginning of operations in early June 2021, after securing approval from the Comisién Para el Mercado Financiero (“CMF”)) and the measurement date.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of December 31, 2021. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the interest rate swap was a $1.3 million asset and $0.5 million liability at December 31, 2021 and 2020, respectively.

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

The Visa Series A preferred stock, which is presented in investments in equity securities on the consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a gain of $0.2 million and a gain of $17.6 million for the years ended December 31, 2021 and 2020, respectively. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €6.5 million ($7.4 million based on the foreign exchange rate at the time of the acquisition) as of each of December 31, 2021 and 2020, and is presented in other assets on the consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $20.3 million and $20.4 million as of December 31, 2021 and 2020, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of December 31, 2021, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature.

The estimated fair value of long-term debt as of December 31, 2021 was $588.0 million, which approximated its carrying value as long-term debt bore interest based on prevailing variable market rates and as such was categorized as a Level 2 in the fair value hierarchy. The Company changed the valuation methodology for estimating the fair value of long-term debt due to the Restatement Agreement entered into on November 1, 2021. The Company previously estimated the fair value of long-term debt based on quoted bid-ask spreads within the lender syndicate. The estimated fair value of long-term debt as of December 31, 2020 was $592.6 million. Refer to Note 13, “Long-Term Debt and Lines of Credit,” for further information on the Restatement Agreement.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the years ended December 31, 2021 and 2020.

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

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Segment revenue:
Americas	$307,183	$275,233	$303,840
Europe	189,462	163,868	181,938
Revenue	$496,645	$439,101	$485,778

Segment profit:
Americas	$135,081	$106,052	$96,587
Europe	63,588	65,448	55,319
Total segment profit	198,669	171,500	151,906
Corporate	(35,628)	(34,157)	(34,482)
Depreciation and amortization	(83,389)	(85,924)	(92,059)
Net interest expense	(21,510)	(28,988)	(41,139)
Provision for income tax expense	(22,037)	(13,122)	(4,548)
Share-based compensation expense	(27,419)	(20,664)	(10,921)
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	33	(9,679)	(21,138)
Net income (loss) attributable to EVO Payments, Inc.	$8,653	$(1,676)	$(10,105)

Capital expenditures:
Americas	$14,080	$9,716	$19,973
Europe	19,315	10,765	16,835
Consolidated total capital expenditures	$33,395	$20,481	$36,808

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	December 31,	December 31,
	2021	2020

	(In thousands)
Long-lived assets:
Poland	$31,534	$40,945
United States	30,228	30,334
Mexico	18,554	20,862
Other	22,894	26,589
Totals	$103,210	$118,730

Revenue is attributed to individual countries based on the location where the relationship is managed. For the year ended December 31, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 38.0%, 20.5%, and 17.6%, respectively. For the year ended December 31, 2020, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 41.2%, 18.5%, and 18.0%, respectively. For the year ended December 31, 2019, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 40.2%, 20.1%, and 17.8%, respectively. For the years ended December 31, 2021, 2020, and 2019, there is no one customer that represents more than 10% of total revenue.

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

Following these changes in the Company’s equity capital structure, the Company has two classes of common stock outstanding: Class A common stock and Class D common stock.

The Company has one class of preferred stock outstanding, which is convertible into shares of Class A common stock. The Preferred Stock was issued on April 21, 2020 in connection with an investment by MDP. Refer to Note 16, “Redeemable Preferred Stock,” for additional details regarding the transaction.

The voting and economic rights associated with our classes of common and preferred stock are summarized in the following table:

Class of Common Stock	Holders	Voting rights	Economic rights

Class A common stock	Public, MDP, Executive Officers, and Current and Former Employees	One vote per share	Yes
Class D common stock	MDP and Current and Former Employees, and Executive Officers	One vote per share	No
Series A Preferred Stock	MDP	On an as-converted basis	Yes

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the consolidated statements of operations and comprehensive (loss) income:

	Year Ended December 31,
	2021	2020	2019

Share-based compensation expense	$27,419	$20,664	$10,921
Income tax benefit	$(4,053)	$(3,406)	$(987)

Restricted stock units

The Company recognized share-based compensation expense for RSUs granted of $13.4 million, $8.5 million, and $4.8 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2019	876	$22.30
Granted	624	23.22
Vested	(258)	21.84
Forfeited	(93)	22.13
Balance at December 31, 2020	1,149	$22.92
Granted	711	25.74
Vested	(428)	23.25
Forfeited	(93)	22.36
Balance at December 31, 2021	1,339	$24.35

As of December 31, 2021 and 2020, total unrecognized share-based compensation expense related to outstanding RSUs was $22.5 million and $19.6 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual vesting installments over a period of four years from the grant date. RSUs granted as part of a special, one-time grant on March 29, 2020 will cliff-vest upon the second anniversary of the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.0 years as of December 31, 2021 and 2.3 years as of December 31, 2020. The total fair value of shares vested during the year ended December 31, 2021 and 2020 was $10.0 million and $5.6 million, respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $12.5 million, $12.1 million, and $5.8 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2019	3,369	$7.90	$20.46	8.77	$20,312
Granted	2,469	6.86	20.87	—	—
Exercised	(405)	5.63	15.18	—	4,864
Forfeited	(349)	7.61	20.77	—	—
Balance at December 31, 2020	5,084	$7.60	$21.06	8.36	$30,405
Granted	1,115	9.76	25.73	—	—
Exercised	(450)	6.27	17.48	—	4,886
Forfeited	(258)	8.42	23.45	—	—
Balance at December 31, 2021	5,491	$8.11	$22.19	7.67	$19,802

Exercisable at December 31, 2021	2,575	$7.37	$19.68	7.17	$15,623

As of December 31, 2021 and 2020, total unrecognized share-based compensation expense related to unvested service-based stock options was $17.7 million and $21.3 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 2.0 years as of December 31, 2021 and 2.2 years as of December 31, 2020. Stock options granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual installments over a period of four years from grant date. Fifty percent of stock options granted as part of a special, one-time grant on March 29, 2020 vested in August 2020 and the remaining 50% vested upon the first anniversary of the grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant. For the purpose of calculating share-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2021	2020

Expected life (in years)	7.00	7.00
Weighted-average risk-free interest rate	1.16%	0.85%
Expected volatility	34.61%	30.28%
Dividend yield	0.00%	0.00%
Weighted-average fair value at grant date	$9.76	$6.86

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

Year Ended December 31,
2021

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3.0 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $1.5 million for the year ended December 31, 2021. As of December 31, 2021, total unrecognized share-based compensation expense related to these stock options was $1.4 million. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.5 years as of December 31, 2021.

(23) Employee Benefit Plans

The Company maintains retirement plans for employees in various countries where the Company maintains an office. Each plan is subject to allowable contributions and limitations based on local country laws and regulations covering retirement plans. In each location and plan, the Company, at its discretion, may contribute to the plan and, depending on location, the Company may match a percentage of the employee contributions. The Company’s contributions are vested over time, at different rates depending on location. The Company recognized a contribution expense of $2.0 million, $1.4 million, and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Balance Sheets

(In thousands)

	December 31,	December 31,
	2021	2020
Assets
Due from related parties	$223	$119
Other current assets	59	75
Total current assets	282	194
Deferred tax asset, net	237,042	227,914
Other	—	31
Total assets	$237,324	$228,139

Liabilities and Shareholders' Deficit
Accrued expenses	$282	$417
Total current liabilities	282	417
Tax receivable agreement obligations, inclusive of related party liability of $169.4 million and $164.3 million at December 31, 2021 and 2020, respectively.	180,143	173,890
Net deficit in investment in a subsidiary	554,912	573,839
Other long-term liabilities	—	31
Total liabilities	735,337	748,177

Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at December 31, 2021 and December 31, 2020. Liquidation preference: $168,309 and $158,647 at December 31, 2021 and December 31, 2020, respectively	164,007	154,118
Shareholders' deficit:
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 47,446,061 and 46,401,607 shares at December 31, 2021 and 2020, respectively	5	5
Class B common stock (par value, $0.0001 per share), Authorized - 40,000,000 shares, Issued and Outstanding - 0 and 32,163,538 shares at December 31, 2021 and 2020, respectively	—	3
Class C common stock (par value, $0.0001 per share), Authorized - 4,000,000 shares, Issued and Outstanding - 0 and 1,720,425 shares at December 31, 2021 and 2020, respectively	—	—
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,783,074 and 2,390,870 shares at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(652,871)	(675,209)
Accumulated other comprehensive (loss) income	(9,154)	1,045
Total deficit	(662,020)	(674,156)
Total liabilities, redeemable preferred stock, and shareholders' deficit	$237,324	$228,139

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$—	$—	$—
Operating expenses:
Selling, general, and administrative	4,160	6,473	6,903
Loss from operations	(4,160)	(6,473)	(6,903)
Other income (expense):
Income (loss) from investment in unconsolidated investee	128	(9,610)	(12,180)
Dividend income	9,889	6,528	—
Other (expense) income	(177)	8,255	8,362
Total other income (expense)	9,840	5,173	(3,818)
Income (loss) before income taxes	5,680	(1,300)	(10,721)
Income tax benefit (expense)	2,973	(376)	616
Net income (loss)	8,653	(1,676)	(10,105)
Net income (loss) attributable to EVO Payments, Inc.	$8,653	$(1,676)	$(10,105)

Comprehensive (loss) income:
Net income (loss)	$8,653	$(1,676)	$(10,105)
Change in fair value of interest rate swap, net of tax(1)	800	(197)	—
Unrealized (loss) gain on foreign currency translation adjustment, net of tax(2)	(10,999)	3,190	808
Other comprehensive (loss) income	(10,199)	2,993	808
Comprehensive (loss) income	(1,546)	1,317	(9,297)
Comprehensive (loss) income attributable to EVO Payments, Inc.	$(1,546)	$1,317	$(9,297)

(1)	Net of tax (expense) benefit of $(0.2) million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
(2)	Net of tax benefit (expense) of $4.1 million, $(2.5) million, and $(0.2) million for the years ended December 31, 2021, 2020, and 2019, respectively.

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net cash provided by operating activities	$—	$—	$—
Cash flows from investing activities:
Investment in unconsolidated investee	(3,289)	(152,390)	(18,175)
Net cash used in investing activities	(3,289)	(152,390)	(18,175)
Cash flows from financing activities:
Secondary offering proceeds	—	115,538	381,619
Purchase of LLC Interests, Class B and Class D common stock in connection with the secondary offerings	—	(115,538)	(362,635)
Proceeds from exercise of common stock options	7,866	6,145	1,010
Proceeds from issuance of redeemable preferred stock	—	149,250	—
Redeemable preferred stock issuance costs	—	(1,660)	—
Repurchases of shares to satisfy minimum tax withholding	(4,577)	(1,345)	(1,819)
Net cash provided by financing activities	3,289	152,390	18,175
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(1)	Basis of Presentation

EVO Payments, Inc. (“EVO, Inc.”) is a Delaware corporation whose value is driven by its ownership of approximately 56.9% of the membership interests of EVO, LLC as of December 31, 2021. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO, and to carry on the business of EVO, LLC. The accompanying condensed parent company-only financial statements are required in accordance with Rule 5-04 of Regulation S-X. These condensed financial statements have been presented on a standalone basis for EVO Payments, Inc. The condensed financial statements of EVO, Inc. reflect the historical results of operations and the financial position of EVO, Inc., commencing on May 23, 2018. Prior to May 23, 2018, the condensed financial statements included herein represent the financial statements of EVO, LLC on a standalone basis.

EVO, Inc. is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. In the ordinary course of business, EVO, Inc. will incur certain expenses which are paid on behalf of EVO, Inc. by EVO, LLC and recognized as guaranteed payments in other income. Additionally, EVO, Inc. anticipates the settlement of certain future tax liabilities will require future distributions from EVO, LLC. EVO, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to EVO, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in our Senior Secured Credit Facilities. For a discussion on the tax receivable agreements, see Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements. Net income (loss) attributable to EVO Payments, Inc. and comprehensive (loss) income attributable to EVO Payments, Inc. represent the amount of income (loss) and comprehensive (loss) income attributable to EVO, Inc. exclusive of losses incurred prior to the Reorganization Transactions, which is allocable to EVO, LLC and, therefore, the members of EVO, LLC. This loss has been excluded from net loss attributable to EVO Payments, Inc. as EVO, Inc. was not a member of EVO, LLC prior to the Reorganization Transactions.

For the purposes of this condensed financial information, EVO, Inc.’s investment in its consolidated subsidiary is presented under the equity method of accounting. Under the equity method, investment in its subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received. As of December 31, 2021 and 2020, EVO, Inc.’s investment in EVO, LLC was in a net deficit due to the accumulation of net losses to date, therefore it is presented as a liability on the condensed balance sheet. EVO, Inc.’s financial statements should be read in conjunction with the Company's consolidated financial statements appearing in this Annual Report on Form 10-K.

(2)	Distributions

There were no distributions made to EVO, Inc. from EVO, LLC or its subsidiaries, for the years ended December 31, 2021, 2020, and 2019.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(3)	Long-term debt and credit facilities

As of December 31, 2021 and 2020, EVO, Inc. held no debt. Certain subsidiaries of the Company are subject to debt agreements. The subsidiaries’ long-term debt, including accrued interest, consists of the following:

	2021	2020
	(In thousands)
Subsidiary debt:
First lien term loan	$588,000	$591,169
Deferred financing costs	(5,310)	(7,379)
Total subsidiary debt	$582,690	$583,790

Settlement lines of credit	$7,887	$13,718

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

SCHEDULE II

EVO PAYMENTS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Balance at	Additions:		Balance at
	Beginning of	Charged to Costs		End of
Description	Period	and Expenses	Deductions(1)	Period

Allowance for doubtful accounts
Year ended December 31, 2021	$4,440	$3,309	$(599)	$7,150
Year ended December 31, 2020	3,736	935	(231)	4,440
Year ended December 31, 2019	380	3,926	(570)	3,736

Deferred income tax asset valuation allowance
Year ended December 31, 2021	$5,090	$8,389	$(1,845)	$11,634
Year ended December 31, 2020	8,152	1,097	(4,159)	5,090
Year ended December 31, 2019	21,379	4,035	(17,262)	8,152

(1) Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2021.

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, at December 31, 2021, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8 - Financial Statements and Supplementary Data as of December 31, 2021.

ITEM 9B. OTHER INFORMATION

On February 18, 2022, the Company entered into amendments to the employment agreements with each of (a) Mr. Kelly, the Company’s Chief Executive Officer; (b) Mr. Tansill, the Company’s President, the Americas; and (c) Mr. Panther, the Company’s Chief Financial Officer. Each amendment provides the executive with accelerated vesting of such executive’s unvested equity in the event (i) the executive retires after he has attained the age of 60 and completed at least 10 years of service with the Company (so long as he has provided at least 6 months’ advance notice); (ii) the Company elects to terminate executive’s employment without Cause (as defined in such executive’s employment agreement) and such executive has attained the age of 60 and completed at least 10 years of service with the Company or (iii) the executive elects to terminate his employment for Good Reason (as defined in such executive’s employment agreement). A copy of the amendment to each of Mr. Kelly’s, Mr. Tansill’s, and Mr. Panther’s employment agreement is filed as Exhibit 10.48, Exhibit 10.47, and Exhibit 10.46 to this Annual Report on Form 10-K, respectively.

On February 23, 2022, the Company entered into an amended & restated employment agreement with Mr. Wilson, the Company’s President, International, to provide for the terms set forth above. The amended and restated employment agreement also generally aligns Mr. Wilson’s employment agreement with the provisions set forth in the Company’s employment agreements with the Company’s other executive officers, including aligning the definition of “Cause”, providing for “Good Reason” and “Termination without Cause” severance payments (in each case, as defined in Mr. Wilson’s amended & restated employment agreement), and updating the restrictive covenant provisions.  A copy of  Mr. Wilson’s amended & restated employment agreement is filed as Exhibit 10.49 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers is included in Part I, Item 1 of this Form 10-K. The other information with respect to this Item will be set forth in our proxy statement for the 2022 annual meeting of stockholders (the “2022 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 10, the 2022 Proxy Statement is incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 11, the 2022 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 12, the 2022 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 13, the 2022 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 14, the 2022 Proxy Statement is incorporated herein by this reference.

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

10.40

Amendment to Amended & Restated Employment Agreement, effective as of February 24, 2021, by and between EVO Investco, LLC and Michael L. Reidenbach (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed with the Commission on February 25, 2021).#

10.41

Form of Performance-Based Stock Option Agreement (2021 Chief Executive Officer) for EVO Payments, Inc. Amended and Restated 2018 Omnibus Incentive Stock Plan (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed with the Commission on February 25, 2021).#

10.42

Second Restatement Agreement to Amended and Restated Credit Agreement, among EVO Payments International, LLC, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as the existing administrative agent, Truist Bank, as the successor administrative agent, and the lenders from time to time party thereto (including the Second Amended and Restated Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 3, 2021).

10.43

EVO Payments, Inc. Amended and Restated 2018 Omnibus Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 3, 2021).#

10.44	Form of Performance-Based Stock Unit Award Agreement for EVO Payments, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan.#

10.45	Form of Performance-Based Stock Unit Award Agreement (stock price performance thresholds) for EVO Payments, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan.#

10.46	Amendment to Employment Agreement, effective as of February 18, 2022, by and between EVO Payments, Inc. and Thomas E. Panther.#

10.47	Amendment to Amended and Restated Employment Agreement, effective as of February 18, 2022, by and between EVO Investco, LLC and Brendan F. Tansill.#

10.48	Amendment to Amended and Restated Employment Agreement, effective as of February 18, 2022, by and between EVO Investco, LLC and James G. Kelly.#

10.49	Amendment and Restated Employment Agreement, effective as of February 23, 2022, by and between EVO Payments International UK Ltd. and Darren Wilson.#

21.1	List of Subsidiaries of EVO Payments, Inc.

23.1	Consent of Deloitte & Touche LLP as to EVO Payments, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#          Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	February 23, 2022
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	February 23, 2022
Thomas E. Panther	(principal financial officer)

/S/ ANTHONY J. RADESCA	Senior Vice President, Chief Accounting Officer	February 23, 2022
Anthony J. Radesca	(principal accounting officer)

/S/ RAFIK R. SIDHOM	Chairman of the Board and Director	February 23, 2022
Rafik R. Sidhom

/S/ MARK A. CHANCY	Director	February 23, 2022
Mark A. Chancy

/S/ VAHE A. DOMBALAGIAN	Director	February 23, 2022
Vahe A. Dombalagian

/S/ JOHN S. GARABEDIAN	Director	February 23, 2022
John S. Garabedian

/S/ DAVID W. LEEDS	Director	February 23, 2022
David W. Leeds

/S/ LAURA M. MILLER	Director	February 23, 2022
Laura M. Miller

/S/ STACEY VALY PANAYIOTOU	Director	February 23, 2022
Stacey Valy Panayiotou

/S/ GREGORY S. POPE	Director	February 23, 2022
Gregory S. Pope

/S/ MATTHEW W. RAINO	Director	February 23, 2022
Matthew W. Raino