Form 10-Q
period 2022-03-31
EVO Payments, Inc.
filed 2022-05-04
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

(770) 336-8463

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

As of April 25, 2022, there were 47,819,598 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,783,074 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding. As of April 25, 2022, there were 32,163,538 common membership interests of EVO Investco, LLC (“Common Units”) issued and outstanding held by Blueapple, Inc., a Delaware corporation, which is controlled by entities affiliated with the registrant’s founder and Chairman of the board of directors, Rafik R. Sidhom, and which Common Units are subject to Blueapple, Inc.’s right to cause the registrant to use its commercially reasonable best efforts to pursue a public offering of an equivalent number of the registrant’s Class A common stock and use the net proceeds therefrom to purchase such holder’s Common Units. As a result, the registrant believes that these Common Units are most appropriately viewed as equivalent to additional shares of Class A common stock when considering the registrant’s overall capitalization.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) the continuing uncertainties regarding the ultimate scope and trajectory of the COVID-19 pandemic (including its variant strains) on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (2) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (3) the impact of substantial and increasingly intense competition; (4) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (5) the effects of global economic, political, market, health and other conditions, including the continuing impact of the COVID-19 pandemic; (6) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (7) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (8) failures in our processing systems, software defects, computer viruses, and development delays; (9) degradation of the quality of the products and services we offer, including support services; (10) our ability to recruit, retain and develop qualified personnel; (11) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (12) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (13) increased customer, referral partner, or sales partner attrition; (14) the incurrence of chargebacks; (15) failure to maintain or collect reimbursements; (16) fraud by merchants or others; (17) the failure of our third-party vendors to fulfill their obligations; (18) failure to maintain merchant and sales relationships or financial institution alliances; (19) ineffective risk management policies and procedures; (20) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (21) damage to our reputation, or the reputation of our partners; (22) seasonality and volatility; (23) geopolitical and other risks associated with our operations outside of the United States, such as the conflict between Russia and Ukraine; (24) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (25) increases in card network fees; (26) failure to comply with card networks requirements; (27) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (28) changes in foreign currency exchange rates; (29) future impairment charges; (30) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (31) the phase out of LIBOR and the transition to other benchmarks; (32) restrictions imposed by our credit facilities and outstanding indebtedness; (33) participation in accelerated funding programs; (34) failure to enforce and protect our intellectual property rights; (35) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (36) impact of new or revised tax regulations; (37) legal proceedings; (38) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (39) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (40) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (41) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (42) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (43) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (44) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (45) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (46) the other risks and uncertainties listed under Item 1A “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I – FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this quarterly report on Form 10-Q include those of EVO Payments, Inc., which is the registrant, and those of EVO Investco, LLC, a Delaware limited liability company, which became the principal operating subsidiary of the Company following a series of reorganization transactions completed on May 25, 2018 in connection with the initial public offering of EVO, Inc.’s Class A common stock (the “IPO”). For more information regarding these transactions, see Note 21, “Shareholders’ Equity,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

EVO, Inc. is the managing member of EVO, LLC and, as of March 31, 2022, was the owner of approximately 57.1% of the LLC Interests.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the remaining holders of LLC Interests (other than EVO, Inc.), which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners, as amended.
●	“LLC Interests” refers to the single class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a Delaware S corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, JCB, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$422,485	$410,368
Accounts receivable, net	16,539	16,065
Other receivables	19,592	18,087
Inventory	5,704	4,210
Settlement processing assets	340,465	311,681
Other current assets	23,729	20,514
Total current assets	828,514	780,925
Equipment and improvements, net	69,770	68,506
Goodwill, net	384,905	385,651
Intangible assets, net	197,527	200,726
Deferred tax assets	239,299	238,261
Operating lease right-of-use assets	39,577	34,704
Investment in equity securities, at fair value	26,014	25,398
Other assets	20,414	19,214
Total assets	$1,806,020	$1,753,385

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$6,972	$7,887
Current portion of long-term debt	14,092	14,058
Accounts payable	8,989	6,889
Accrued expenses and other current liabilities	126,518	127,060
Settlement processing obligations	458,485	422,109
Current portion of operating lease liabilities, inclusive of related party liability of $1.3 million at March 31, 2022 and December 31, 2021	7,194	7,122
Total current liabilities	622,250	585,125
Long-term debt, net of current portion	565,197	568,632
Deferred tax liabilities	23,306	22,207
Tax receivable agreement obligations, inclusive of related party liability of $169.4 million at March 31, 2022 and December 31, 2021	180,143	180,143
Operating lease liabilities, net of current portion, inclusive of related party liability of $0.6 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively	33,871	28,948
Other long-term liabilities	6,887	7,891
Total liabilities	1,431,654	1,392,946
Commitments and contingencies
Redeemable non-controlling interests	959,467	1,029,090
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at March 31, 2022 and December 31, 2021. Liquidation preference: $170,804 and $168,309 at March 31, 2022 and December 31, 2021, respectively	166,541	164,007
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 47,775,986 and 47,446,061 shares at March 31, 2022 and December 31, 2021, respectively	5	5
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,783,074 and 3,783,074 shares at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,479	—
Accumulated deficit attributable to Class A common stock	(582,926)	(652,871)
Accumulated other comprehensive loss	(5,658)	(9,154)
Total EVO Payments, Inc. shareholders' deficit	(586,100)	(662,020)
Nonredeemable non-controlling interests	(165,542)	(170,638)
Total deficit	(751,642)	(832,658)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,806,020	$1,753,385

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$126,926	$106,180
Operating expenses:
Cost of services and products	22,016	17,127
Selling, general, and administrative	72,713	60,398
Depreciation and amortization	20,511	20,926
Total operating expenses	115,240	98,451
Income from operations	11,686	7,729
Other expense:
Interest income	822	241
Interest expense	(4,254)	(6,098)
Gain (loss) on investment in equity securities	615	(240)
Other (expense) income, net	(354)	75
Total other expense	(3,171)	(6,022)
Income before income taxes	8,515	1,707
Income tax expense	(3,359)	(4,530)
Net income (loss)	5,156	(2,823)
Less: Net income attributable to non-controlling interests in consolidated entities	1,856	1,068
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	717	(3,049)
Net income (loss) attributable to EVO Payments, Inc.	2,583	(842)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,534	2,382
Net income (loss) attributable to Class A common stock	$49	$(3,224)

Earnings per share
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

Weighted-average Class A common stock outstanding
Basic	47,539,924	46,509,375
Diluted	47,539,924	46,509,375

Comprehensive income (loss):
Net income (loss)	$5,156	$(2,823)
Change in fair value of interest rate swap, net of tax(1)	3,157	389
Unrealized gain (loss) on foreign currency translation adjustment, net of tax (2)	945	(21,771)
Other comprehensive income (loss)	4,102	(21,382)
Comprehensive income (loss)	9,258	(24,205)
Less: Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	571	(2,748)
Less: Comprehensive income (loss) attributable to non-controlling interests of EVO Investco, LLC	2,608	(10,502)
Comprehensive income (loss) attributable to EVO Payments, Inc.	$6,079	$(10,955)

(1)	Net of tax expense of $(0.5) million and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Net of tax benefit (expense) of $1.5 million and $(0.5) million for the three months ended March 31, 2022 and 2021, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
								Accumulated		Total
								deficit	Accumulated	EVO
	Redeemable						Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2022	152	$164,007	47,446	$5	3,783	$—	$—	$(652,871)	$(9,154)	$(662,020)	$(170,638)	$(832,658)	$1,029,090

Net income	—	—	—	—	—	—	—	2,583	—	2,583	(92)	2,491	2,665
Cumulative translation adjustment	—	—	—	—	—	—	—	—	1,901	1,901	35	1,936	(991)
Distributions	—	—	—	—	—	—	—	—	—	—	(344)	(344)	—
Share-based compensation expense	—	—	—	—	—	—	7,003	—	—	7,003	—	7,003	—
Vesting of equity awards	—	—	289	—	—	—	(2,659)	—	—	(2,659)	—	(2,659)	—
Exercise of stock options	—	—	41	—	—	—	603	—	—	603	—	603	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	66	—	—	66	—	66	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,534	—	—	—	—	(2,534)	—	—	(2,534)	—	(2,534)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	1,595	1,595	164	1,759	1,398
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	(5,916)	—	(5,916)	(469)	(6,385)	6,385
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	73,278	—	73,278	5,802	79,080	(79,080)
Balance, March 31, 2022	152	$166,541	47,776	$5	3,783	$—	$2,479	$(582,926)	$(5,658)	$(586,100)	$(165,542)	$(751,642)	$959,467

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,156	$(2,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,511	20,926
(Gain) loss on investment in equity securities	(615)	240
Amortization of deferred financing costs	297	669
Share-based compensation expense	7,003	5,798
Deferred taxes, net	1,100	5,150
Other	490	(611)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(820)	4,416
Other receivables	(1,244)	2,416
Inventory	(1,553)	(1,428)
Other current assets	129	1,947
Operating lease right-of-use assets	1,992	1,641
Other assets	(1,390)	(218)
Accounts payable	(808)	377
Accrued expenses and other current liabilities	(2,608)	(13,292)
Settlement processing funds, net	8,268	(7,052)
Operating lease liabilities	(1,871)	(1,740)
Other	(1,183)	1,299
Net cash provided by operating activities	32,854	17,715
Cash flows from investing activities:
Purchase of equipment and improvements	(8,157)	(10,861)
Acquisition of intangible assets	(2,483)	(2,104)
Collections of notes receivable	—	13
Net cash used in investing activities	(10,640)	(12,952)
Cash flows from financing activities:
Net repayments of borrowings from settlement lines of credit	(1,121)	(3,266)
Repayments of long-term debt	(3,675)	(1,648)
Deferred and contingent consideration paid	(1,483)	(179)
Repurchases of shares to satisfy minimum tax withholding	(2,659)	(2,383)
Proceeds from exercise of common stock options	603	2,813
Distributions to non-controlling interest holders	(344)	(8,661)
Contribution from non-controlling interest holders	—	488
Net cash used in financing activities	(8,679)	(12,836)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,399)	(9,216)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,136	(17,289)
Cash, cash equivalents, and restricted cash, beginning of period	410,615	418,539
Cash, cash equivalents, and restricted cash, end of period	$422,751	$401,250

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 57.1% of the membership interests of EVO, LLC as of March 31, 2022. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across the Americas and Europe and servicing more than 550,000 merchants across more than 50 markets. The Company supports all major card types in the markets it serves.

The Company provides card-based payment processing services to small and middle market merchants, multinational corporations, government agencies, and other business and nonprofit enterprises located throughout the Americas and Europe. These services enable merchants to accept credit and debit cards and other electronic payment methods as payment for their products and services by providing terminal devices, card authorization, data capture, funds settlement, risk management, fraud detection, and chargeback services. The Company also offers value-added solutions such as gateway solutions, online hosted payments page capabilities, mobile-based SMS integrated payment collection services, security tokenization and encryption solutions at the physical and virtual point-of-sale (“POS”), dynamic currency conversion (“DCC”), Automated Clearing House (“ACH”), Level 2 and Level 3 data processing, management reporting solutions, loyalty programs, and Visa Direct, among other ancillary solutions. Other industry-specific processing capabilities are also in our product suite, such as recurring billing, multi-currency authorization, and cross-border processing and settlement. The Company operates two reportable segments: the Americas and Europe.

(b)	Basis of Presentation and Use of Estimates

Certain prior period amounts have been reclassified to conform to the current period presentation where applicable.

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021, the unaudited condensed consolidated statements of changes in equity (deficit) for the three months ended March 31, 2022 and 2021, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of March 31, 2022 and December 31, 2021, settlement-related cash balances were $133.8 million and $133.3 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of March 31, 2022 and December 31, 2021, merchant reserves were $105.4 million and $101.6 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amount shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$422,485	$410,368
Restricted cash included in other assets	266	247
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$422,751	$410,615

(e)	Recent Accounting Pronouncements

New accounting pronouncements issued by the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies are adopted as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncement

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted this ASU on January 1, 2022. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

(f)	Correction to previously reported consolidated statements of cash flows

The Company has revised the financing section of its unaudited condensed consolidated statements of cash flows to separately classify net repayments on its settlement lines of credit of approximately $3.3 million for the three months ended March 31, 2021. As a result, the accompanying unaudited condensed consolidated statements of cash flows have been revised to correct this immaterial classification error by decreasing previously reported proceeds from long-term debt by approximately $2.8 million, and decreasing previously reported repayments of long-term debt by approximately $6.1 million, for the three months ended March 31, 2021. This revision had no effect on our previously reported net cash flows from financing activities, or on any other previously reported amounts in our unaudited condensed consolidated financial statements for the three months ended March 31, 2021.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration.

The Company also earns revenue from the sale and rental of electronic POS equipment. The revenue recognized from the sale and rental of POS equipment totaled $10.0 million and $9.8 million for the three months ended March 31, 2022 and 2021, respectively.

The Company disaggregates revenue based on reporting segment and division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading international financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners. The Company also has referral arrangements with independent sales organizations (“ISOs”) that refer merchants to the Company.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports business-to-business (“B2B”) customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships where the merchant portfolio is not actively managed by the Company. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

	Three Months Ended March 31, 2022
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$32,192	$38,439	$70,631
Tech-enabled	34,581	11,627	46,208
Traditional	10,087	—	10,087
Totals	$76,860	$50,066	$126,926

	Three Months Ended March 31, 2021
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$28,904	$28,222	$57,126
Tech-enabled	31,159	7,531	38,690
Traditional	10,364	—	10,364
Totals	$70,427	$35,753	$106,180

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

A summary of settlement processing assets and obligations is as follows:

	March 31,	December 31,
	2022	2021

	(In thousands)
Settlement processing assets:
Receivable from card networks	$243,132	$209,734
Receivable from merchants	97,333	101,947
Totals	$340,465	$311,681

Settlement processing obligations:
Settlement liabilities due to merchants	$(353,039)	$(320,537)
Merchant reserves	(105,446)	(101,572)
Totals	$(458,485)	$(422,109)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021

Numerator:
Net income (loss) attributable to EVO Payments, Inc.	$2,583	$(842)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,534	2,382
Less: Allocation of undistributed earnings to preferred shares	9	—
Undistributed income (loss) attributable to shares of Class A common stock	$40	$(3,224)

Denominator:
Weighted-average Class A common stock outstanding	47,539,924	46,509,375
Effect of dilutive securities	—	—
Total dilutive securities	47,539,924	46,509,375

Earnings per share:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	152,250
Stock options	5,765,213	5,479,215
RSUs	1,566,814	1,283,591
RSAs	219	955
PSUs	120,950	—
Class C common stock	—	1,696,069
Class D common stock	3,783,074	2,373,092

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through March 31, 2022, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $211.9 million ($181.3 million net of amortization) and $180.1 million, respectively at March 31, 2022, and approximately $211.9 million ($184.1 million net of amortization) and $180.1 million, respectively at December 31, 2021. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of March 31, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

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

In May 2021, pursuant to the Company’s amended and restated certificate of incorporation, each outstanding share of Class C common stock was automatically converted into one share of Class D common stock. Refer to Note 21, “Shareholders’ Equity,” for further information.

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

In June 2021, subsidiaries of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Pago Fácil Tecnologia SpA and PST Pago Fácil SpA (together, “Pago Fácil”), a leading eCommerce payment gateway in Chile, in partnership with its joint venture partner Banco de Crédito e Inversiones (“BCI”). The total consideration paid for the acquisition was $20.9 million, which includes an upfront payment of $18.0 million and deferred considerations of $0.9 million and $2.0 million payable 9 months and 18 months after the closing date, respectively. The deferred consideration of $0.9 million was paid in full in March 2022.

The estimated acquisition date fair values as of March 31, 2022 of major classes of assets acquired and liabilities assumed are as follows:

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

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2022 and December 31, 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.26 years and 6.36 years at March 31, 2022 and December 31, 2021, respectively. The Company had no significant short-term leases as of March 31, 2022 and December 31, 2021.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 5.48% and 5.81% as of March 31, 2022 and December 31, 2021, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended March 31, 2022 and 2021 were $3.1 million and $2.7 million, respectively. These costs are included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Total lease costs include variable lease costs of approximately $0.7 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, which in each case are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 and 2021 was $2.2 million and $2.3 million, respectively, which is included as a component of cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

As of March 31, 2022, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2022 (remainder of the year)	$6,538
2023	8,518
2024	7,870
2025	7,111
2026	6,541
2027 and thereafter	12,591
Total future minimum lease payments (undiscounted)	49,169
Less: present value discount	(8,104)
Present value of lease liability	$41,065

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	March 31,	December 31,
	Years	2022	2021

		(In thousands)
Card processing equipment	3-5	$159,385	$155,843
Office equipment	3-5	47,395	44,393
Computer software	3-5	60,328	60,226
Leasehold improvements	various	18,226	17,883
Furniture and fixtures	5-7	4,847	4,433
Totals		290,181	282,778
Less accumulated depreciation		(219,319)	(213,761)
Foreign currency translation adjustment		(1,092)	(511)
Totals		$69,770	$68,506

Depreciation expense related to equipment and improvements was $8.4 million and $10.0 million for the three months ended March 31, 2022 and 2021, respectively.

In the three months ended March 31, 2022, gross equipment and improvements, and accumulated depreciation were each reduced by $3.0 million and $2.8 million, respectively, and in the three months ended March 31, 2021 by $2.1 million and $1.7 million, respectively, primarily related to asset retirements.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	March 31, 2022
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$296,933	$(200,304)	$(5,685)	$(30,160)	$60,784
Marketing alliance agreements	197,412	(84,680)	(7,557)	(20,627)	84,548
Internally developed and acquired software	115,887	(55,437)	(9,324)	(2,740)	48,386
Trademarks, definite-lived	20,851	(13,503)	-	(3,640)	3,708
Non-compete agreements	150	(36)	-	(13)	101
Total	$631,233	$(353,960)	$(22,566)	$(57,180)	$197,527

	December 31, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,056	$(197,187)	$(5,685)	$(30,713)	$63,471
Marketing alliance agreements	197,412	(79,811)	(7,557)	(20,896)	89,148
Internally developed and acquired software	110,396	(53,110)	(10,191)	(3,236)	43,859
Trademarks, definite-lived	22,068	(13,427)	(901)	(3,596)	4,144
Non-compete agreements	6,612	(6,487)	-	(21)	104
Total	$633,544	$(350,022)	$(24,334)	$(58,462)	$200,726

Amortization expense related to intangible assets was $12.1 million and $10.9 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the gross carrying value of non-compete agreements, internally developed software and definite-lived trademarks were reduced by $6.5 million, $2.2 million and $1.2 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for fully amortized or previously impaired intangible assets.

Estimated amortization expense to be recognized during each of the five years subsequent to March 31, 2022:

(In thousands)
Years ending:
2022 (remainder of the year)	$34,275
2023	39,599
2024	28,491
2025	20,836
2026	16,081
2027 and thereafter	58,245
Total	$197,527

There were no impairments of intangible assets for the three months ended March 31, 2022 or 2021.

The following represents intangible assets, net by segment:

	March 31,	December 31,
	2022	2021

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$47,989	$49,435
Marketing alliance agreements	54,912	56,996
Internally developed and acquired software	34,016	28,812
Trademarks, definite-lived	1,449	1,497
Non-compete agreements	101	104
Total	138,467	136,844

Europe
Merchant contract portfolios and customer relationships	12,795	14,036
Marketing alliance agreements	29,636	32,152
Internally developed and acquired software	14,370	15,047
Trademarks, definite-lived	2,259	2,647
Total	59,060	63,882

Total intangible assets, net	$197,527	$200,726

The change in the carrying amount of goodwill for the three months ended March 31, 2022, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2021	$274,930	$135,012	$409,942
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2021	274,930	110,721	385,651
Foreign currency translation adjustment	2,165	(2,911)	(746)
Goodwill, net, as of March 31, 2022	$277,095	$107,810	$384,905

(10)	Accounts Payable, Accrued Expenses, and Other Current Liabilities

The Company’s accounts payable, accrued expenses, and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Compensation and related benefits	$19,186	$23,205
Third-party processing and payment network fees	44,040	43,529
Trade payables	8,248	6,089
Taxes payable	18,814	20,399
Commissions payable to third parties	15,445	16,025
Unearned revenue	4,266	4,723
Other	25,508	19,979
Total accounts payable, accrued expenses, and other current liabilities	$135,507	$133,949

(11) Related Party Transactions

Related party balances consist of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Due from related parties, current	$568	$782
Due to related parties, current	(3,362)	(4,207)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary, which are included as a component of other current assets on the unaudited condensed consolidated balance sheets.

Due to related parties, current, consists of $2.4 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $1.0 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively, representing commissions payable to unconsolidated investees of the Company. The liability is included as a component of accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Due to related parties, long-term, consists of ISO commission reserves in connection with an unconsolidated investee, which are included as a component of other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of March 31, 2022 and December 31, 2021, the liability related to this lease amounted to $1.6 million and $1.9 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of March 31, 2022 and December 31, 2021, these lease liabilities amounted to $0.3 million and $0.4 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $3.0 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively, and is netted against revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member and holder of LLC interests of EVO, LLC. Blueapple is controlled by entities affiliated with the Company’s founder and chairman. The expense related to these services was less than $0.1 million for each of the three months ended March 31, 2022 and 2021.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the three months ended March 31, 2022 and 2021, the Company paid commissions of less than $0.1 million and $0.1 million related to this activity, respectively.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For each of the three months ended March 31, 2022 and 2021, the Company paid $0.1 million in brokerage fees and other expenses to NFP.

(12)	Income Taxes

The Company’s effective tax rate (“ETR”) was 39.4% and 265.4% for the three months ended March 31, 2022 and 2021, respectively. The Company recorded a discrete tax expense of $3.6 million in the three months ended March 31, 2021 primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. The variance in the ETR for the three months ended March 31, 2022 and 2021 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. The Company has established a valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain foreign jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

In November 2021, EVO Payments International, LLC (“EPI”), a wholly-owned subsidiary of EVO, Inc., entered into a Second Restatement Agreement to Amended and Restated Credit Agreement (the “Restatement Agreement”) by and among EPI, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as administrative agent, Truist Bank, as the successor administrative agent and the lenders party thereto, to amend and restate our existing senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). As of March 31, 2022, the Senior Secured Credit Facilities include revolver commitments of $200.0 million that mature in November 2026 and a $588.0 million term loan that matures in November 2026.

As of March 31, 2022, the term loan bears an interest rate of 2.71% and the revolving credit facility had no borrowings outstanding.

As of March 31, 2022 and December 31, 2021, the Company’s long-term debt consists of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Term loan	$584,325	$588,000
Less debt issuance costs	(5,036)	(5,310)
Total long-term debt	579,289	582,690
Less current portion of long-term debt, net of current portion of debt issuance costs	(14,092)	(14,058)
Total long-term debt, net of current portion	$565,197	$568,632

Principal payment requirements on the above obligations in each of the years remaining subsequent to March 31, 2022 are as follows:

Years ending:	(In thousands)
2022 (remainder of the year)	$11,025
2023	14,700
2024	29,400
2025	44,100
2026	485,100
2027 and thereafter	—
Total	$584,325

The Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of March 31, 2022, the Company was in compliance with all its financial covenants under the Senior Secured Credit Facilities.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At March 31, 2022 and December 31, 2021, the Company had $7.0 million and $8.0 million outstanding under these lines of credit, respectively, with additional capacity of $149.0 million and $142.6 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 5.9% and 5.2% as of March 31, 2022 and December 31, 2021, respectively.

Refer to Note 13, “Long-Term Debt and Lines of Credit,” to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for discussion regarding the Company’s long-term debt and lines of credit.

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

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the quarter ended March 31, 2022.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$4,927

	December 31, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$1,297

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

The table below presents the effect of hedge accounting on accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

	(In thousands)
Beginning accumulated derivative gain (loss) in accumulated other comprehensive loss	$1,297	$(533)
Derivative gain recognized in the current period in accumulated other comprehensive loss	3,562	357
Less: Derivative loss reclassified from accumulated other comprehensive loss to interest expense	(68)	(88)
Ending accumulated derivative gain (loss) in accumulated other comprehensive loss	$4,927	$(88)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

	(In thousands)
Total interest expense including the effects of cash flow hedges	$(4,254)	$(6,098)

Derivative loss reclassified from accumulated other comprehensive loss into interest expense	$(68)	$(88)

The Company estimates that an additional $4.9 million will be reclassified as a decrease to interest expense over the next 12 months.

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$4,094	$5,410
Income taxes paid	3,583	1,735

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$7,002	$2,061
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	—	(11)
Software and equipment assets acquired by assuming directly related liabilities	7,719	—
Accrual of redeemable preferred stock paid-in-kind-dividends	2,534	2,382
Exchanges of Class C and Class D common stock for Class A common stock	—	7,193

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

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net income (loss) attributable to Class A common stockholders on the unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2022 and 2021, the carrying value of the preferred stock has been increased by $2.5 million and $2.4 million, respectively, for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the unaudited condensed consolidated balance sheets. If a change of control were to occur as of March 31, 2022, the Company might have been required to repurchase the Preferred Stock for $256.2 million. As of March 31, 2022, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

As of March 31, 2022, EVO, Inc. owns 57.1% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the Nasdaq stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the three months ended March 31, 2022 and for the year ended December 31, 2021:

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2022	$823,386	$198,531	$7,173	$1,029,090
Net income (loss) attributable to RNCI	641	2,528	(504)	2,665
Unrealized gain (loss) on foreign currency translation adjustment	294	(1,593)	308	(991)
Unrealized gain on change in fair value of interest rate swap	1,398	—	—	1,398
(Decrease) increase in the maximum redemption amount of RNCI	(79,080)	10,368	—	(68,712)
Allocation of eService fair value RNCI adjustment to Blueapple	(3,983)	—	—	(3,983)
Ending balance, March 31, 2022	$742,656	$209,834	$6,977	$959,467

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	1,487	1,487
Distributions	—	(13,655)	—	(13,655)
Net income (loss) attributable to RNCI	47	10,329	(1,595)	8,781
Unrealized loss on foreign currency translation adjustment	(10,313)	(5,045)	(721)	(16,079)
Unrealized gain on change in fair value of interest rate swap	707	—	—	707
(Decrease) increase in the maximum redemption amount of RNCI	(25,009)	20,466	7,543	3,000
Allocation of eService fair value RNCI adjustment to Blueapple	(7,869)	—	—	(7,869)
Allocation of Chile fair value RNCI adjustment to Blueapple	(2,915)	—	—	(2,915)
Ending balance, December 31, 2021	$823,386	$198,531	$7,173	$1,029,090

(18)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	March 31, 2022
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$129,503	$—	$—	$129,503
Contingent consideration	—	—	(506)	(506)
Blueapple RNCI	(742,656)	—	—	(742,656)
eService RNCI	—	—	(209,834)	(209,834)
Chile RNCI	—	—	(6,977)	(6,977)
Interest rate swap	—	4,927	—	4,927
Investment in equity securities	—	26,014	—	26,014
Total	$(613,153)	$30,941	$(217,317)	$(799,529)

	December 31, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$95,919	$—	$—	$95,919
Contingent consideration	—	—	(611)	(611)
Blueapple RNCI	(823,386)	—	—	(823,386)
eService RNCI	—	—	(198,531)	(198,531)
Chile RNCI	—	—	(7,173)	(7,173)
Interest rate swap	—	1,297	—	1,297
Investment in equity securities	—	25,398	—	25,398
Total	$(727,467)	$26,695	$(206,315)	$(907,087)

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

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 12.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 12.1%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of March 31, 2022 were 4.50x-5.00x and 9.00x-9.75x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the WACC used to discount the future cash flows, which was 17.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 17.9%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in Chile. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in Chile. In applying the market approach, the valuation multiples as of March 31, 2022 were 1.75x and 6.00x for revenue and EBITDA, respectively.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of March 31, 2022. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the interest rate swap was a $4.9 million asset and $1.3 million asset at March 31, 2022 and December 31, 2021, respectively.

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

The Visa Series A preferred stock, which is presented in investments in equity securities on the unaudited condensed consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a gain of $0.6 million and a loss of $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €6.5 million ($7.4 million based on the foreign exchange rate at the time of the acquisition) as of each of March 31, 2022 and December 31, 2021, and is presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $20.8 million and $20.3 million as of March 31, 2022 and December 31, 2021, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of March 31, 2022, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature.

The estimated fair value of long-term debt as of March 31, 2022 and December 31, 2021 was $584.3 million and $588.0 million, respectively, which approximated its carrying value as long-term debt bore interest based on prevailing variable market rates and as such was categorized as a Level 2 in the fair value hierarchy.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy as of March 31, 2022 and December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Segment revenue:
Americas	$76,860	$70,427
Europe	50,066	35,753
Revenue	$126,926	$106,180

Segment profit:
Americas	$32,324	$29,976
Europe	15,830	9,126
Total segment profit	48,154	39,102
Corporate	(10,549)	(5,882)
Depreciation and amortization	(20,511)	(20,926)
Net interest expense	(3,432)	(5,857)
Provision for income tax expense	(3,359)	(4,530)
Share-based compensation expense	(7,003)	(5,798)
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	717	(3,049)
Net income (loss) attributable to EVO Payments, Inc.	$2,583	$(842)

Capital expenditures:
Americas	$4,046	$2,663
Europe	4,111	8,198
Consolidated total capital expenditures	$8,157	$10,861

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	March 31,	December 31,
	2022	2021

	(In thousands)
Long-lived assets:
Poland	$34,165	$31,534
United States	30,094	30,228
Mexico	19,740	18,554
Other	25,348	22,894
Totals	$109,347	$103,210

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended March 31, 2022, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 37.3%, 19.8%, and 18.0%, respectively. For the three months ended March 31, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 41.8%, 21.5%, and 15.9%, respectively. For the three months ended March 31, 2022 and 2021, no individual customer represented more than 10% of total revenue.

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2022	2021

Share-based compensation expense	$7,003	$5,798
Income tax benefit	$(1,127)	$(958)

Restricted stock units

Service-Based Restricted Stock Units

The Company recognized share-based compensation expense for RSUs granted of $3.8 million and $2.5 million, for the three months ended March 31, 2022 and 2021, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2021	1,339	$24.35
Granted	872	23.68
Vested	(445)	23.49
Forfeited	(14)	23.52
Balance at March 31, 2022	1,752	$24.24

As of March 31, 2022 and 2021, total unrecognized share-based compensation expense related to outstanding RSUs was $39.0 million and $32.0 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual vesting installments over a period of three or four years from the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 and all participants as part of the annual 2022 grant, vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.4 years as of March 31, 2022 and 2.6 years as of March 31, 2021. The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was $10.4 million and $6.0 million, respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $2.6 million and $3.1 million, for the three months ended March 31, 2022 and 2021, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2021	5,491	$8.11	$22.19	7.67	$19,802
Granted	—	—	—	—	—
Exercised	(41)	5.36	14.60	—	377
Forfeited	(26)	9.11	24.97	—	—
Balance at March 31, 2022	5,424	$8.12	$22.23	7.41	$13,994

Exercisable at March 31, 2022	3,330	$7.79	$21.16	7.16	$11,254

As of March 31, 2022 and 2021, total unrecognized share-based compensation expense related to unvested service-based stock options was $14.8 million and $27.7 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 1.7 years as of March 31, 2022 and 2.5 years as of March 31, 2021. Stock options granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual installments over a period of four years from grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant.

Market and Service-Based Stock Options

During the quarter ended March 31, 2021, 287,395 stock options with a fair value of approximately $2.9 million were granted to the Company’s CEO. These options vest only upon the satisfaction of certain market-based and service-based vesting conditions. The market-based vesting condition, which was met in the second quarter of 2021, required that the twenty trading day trailing average price for the Company’s Class A common stock must equal or exceed 110% of the closing price of the Company’s Class A common stock on the grant date for a period of twenty consecutive trading days. In addition, the options are subject to a service-based vesting condition that is satisfied in three equal annual installments on the first, second and third anniversaries of the grant date. As of March 31, 2022 95,798 stock options were exercisable.

For the purpose of calculating share-based compensation expense, the fair value of this grant was determined through the application of the Monte-Carlo simulation model with the following assumptions:

Three Months Ended March 31,
2021

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3.0 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, total unrecognized share-based compensation expense related to these stock options was $1.1 million and $2.7 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.5 years as of March 31, 2022 and 1.4 years as of March 31, 2021.

Performance-stock units

Performance and service based stock units

During the quarter ended March 31, 2022, the Compensation Committee of the Board of Directors granted 151,187 Performance Stock Units (“PSUs”) with a fair value of approximately $3.6 million to the Company’s executive officers under the Company’s long-term incentive plan. The PSUs will cliff vest three years from the grant date at a range between 0% and 200% based upon annual performance cycles and settle in Class A common stock. The vesting criteria is based on financial performance measures including revenue and EPS growth targets.

The Company recognized share-based compensation expense for PSUs granted of $0.1 million for the three months ended March 31, 2022. As of March 31, 2022, total unrecognized share-based compensation expense related to outstanding PSUs was $3.5 million. The weighted-average remaining vesting period over which expense will be recognized for unvested PSUs is 2.9 years as of March 31, 2022.

Market and service-based performance stock units

During the quarter ended March 31, 2022, the Compensation Committee of the Board of Directors granted 151,187 market and service-based performance stock units (“MPSUs”) with a fair value of approximately $3.9 million to the Company’s executive officers under the Company’s long-term incentive plan. These MPSUs will cliff vest on March 31, 2025, the last day of the performance period, if the twenty trading day trailing average closing stock price for the Company’s Class A common stock meets or exceeds the threshold stock price for a twenty trading day period at any time during the performance period.

For the purpose of calculating share-based compensation expense, the fair value of this grant was determined through the application of the Monte-Carlo simulation model with the following assumptions:

Three Months Ended March 31,
2022

Expected life (in years)	3.10
Weighted-average risk-free interest rate	1.74%
Expected volatility	47.62%
Dividend yield	0.00%
Estimated grant date fair value (per share)	$23.69

The Company recognized share-based compensation expense for these MPSUs of $0.1 million for the three months ended March 31, 2022. As of March 31, 2022, total unrecognized share-based compensation expense related to these MPSU’s was $3.8 million. The weighted-average remaining vesting period over which expense will be recognized for these MPSUs is 3.0 years as of March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited condensed consolidated financial statements and the notes to the accompanying unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q and the Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Form 10-Q.

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

We are a global merchant acquirer and payment processor, with approximately 2,300 employees on four continents, servicing over 550,000 merchants in the Americas and Europe. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution and tech-enabled referral partnerships, (2) our three proprietary, in-house processing platforms that are connected by a single point of integration, and (3) a comprehensive suite of payment and commerce solutions, including integrated software, at the POS, eCommerce, and B2B solutions. We believe these points of differentiation allow us to deliver strong organic growth, increase market share, and attract additional relationships with financial institutions, technology companies, and other strategic partners.

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

Executive overview

We delivered solid financial performance in the three months ended March 31, 2022, as demonstrated by the highlights below:

●	Revenue for the three months ended March 31, 2022 was $126.9 million, an increase of 19.5% compared to the three months ended March 31, 2021. The increase was primarily due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe.
●	Americas segment profit for the three months ended March 31, 2022 was $32.3 million, 7.8% higher than the three months ended March 31, 2021. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners.
●	Europe segment profit for the three months ended March 31, 2022 was $15.8 million, 73.5% higher than the three months ended March 31, 2021. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions.
●	We processed approximately 1.1 billion transactions in the three months ended March 31, 2022, an increase of 28.7% from the three months ended March 31, 2021.

Business trends and challenges

Inflation

We have seen a rise in inflation across many of our markets and anticipate this trend will continue throughout 2022. The effects of inflation on our results of operations and financial condition have not been significant. However, future inflationary pressures may adversely impact spending by cardholders, which could negatively impact our transaction volumes and business.

COVID-19

Global economic conditions may continue to be volatile as long as COVID-19 (and its variants) remains a public health threat, which volatility could negatively impact our business. Due to the continuing impact of the COVID-19 pandemic on the global economy, certain of our vendors have indicated that they are exposed to incidents of supply chain disruption, constraint, or other difficulties, including as it relates to their ability to meet the POS terminal delivery needs for our merchants. We are mitigating the impact of such incidents, in some cases, by entering into terminal purchase agreements with vendors which provides us with prioritized allocation of their available supply. Further disruption in the delivery of POS terminals in the future could impact our ability to service our merchants or add new merchants.

Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are continuing to see in our markets.

Russia and Ukraine conflict

The crisis in Russia and Ukraine that began in February 2022 continues as of the date of this quarterly report. The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations or merchants in Russia or Ukraine, we are unable to predict the future impact of this evolving situation, including on the political and economic environment in Europe. We will continue to monitor the conflict and assess any potential impact to our operations.

Other factors impacting our business and results of operations

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

Financial institution partners

We maintain referral partnerships with a number of leading financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, Liberbank, and BCI, among others. We commenced operations in Chile through our joint venture with BCI at the end of the second quarter in 2021. Our pending joint venture and exclusive referral relationship with the National Bank of Greece is expected to be completed in the second half of 2022, subject to regulatory approvals and other customary conditions.

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

In January 2022, Citigroup Inc. announced its decision to exit the consumer, small-business and middle-market banking operations of Citibanamex, our financial institution partner in Mexico. The details of the proposed transaction are unknown, including structural complexity and anticipated timing of the consummation of their transaction. While our long term, exclusive commercial agreement with Citibanamex remains in place, at this time, we cannot estimate the potential impact of this development to our referral relationship with Citibanamex or our Mexican business.

One of our Spanish financial institution referral partners, Banco Popular, was acquired by Santander in June 2017. As reported previously and reflected in our previous years’ financial statements, Santander’s acquisition of Banco Popular has adversely impacted our business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following the acquisition and the bank’s failure to perform certain of its other obligations under our agreements. See Note 19, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Key performance indicators

Transactions Processed

Transactions processed refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number and/or value of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, JCB, PIN-debit, electronic benefit transactions and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

For the three months ended March 31, 2022, we processed approximately 1.1 billion transactions, which included approximately 0.3 billion transactions in the Americas and approximately 0.8 billion transactions in Europe. This represents an increase of 12.3% in the Americas and an increase of 35.2% in Europe for an aggregate increase of 28.7% compared to the three months ended March 31, 2021. Transactions processed in the Americas and Europe accounted for 24.6% and 75.4%, respectively, of the total transactions we processed for the three months ended March 31, 2022.

The changes in the transactions processed in the three months ended March 31, 2022 were primarily driven by the growth in our merchant portfolio, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe.

Comparison of results for the three months ended March 31, 2022 and 2021

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	March 31, 2022	% of revenue	March 31, 2021	% of revenue	$ change	% change
Segment revenue:
Americas	$76,860	60.6%	$70,427	66.3%	$6,433	9.1%
Europe	50,066	39.4%	35,753	33.7%	14,313	40.0%
Revenue	$126,926	100.0%	$106,180	100.0%	$20,746	19.5%

Operating expenses:
Cost of services and products	$22,016	17.3%	$17,127	16.1%	$4,889	28.5%
Selling, general, and administrative	72,713	57.3%	60,398	56.9%	12,315	20.4%
Depreciation and amortization	20,511	16.2%	20,926	19.7%	(415)	(2.0%)
Total operating expenses	115,240	90.8%	98,451	92.7%	16,789	17.1%
Income from operations	$11,686	9.2%	$7,729	7.3%	$3,957	51.2%

Segment profit:
Americas	$32,324	25.5%	$29,976	28.2%	$2,348	7.8%
Europe	$15,830	12.5%	$9,126	8.6%	$6,704	73.5%

Revenue

Revenue was $126.9 million for the three months ended March 31, 2022, an increase of $20.7 million, or 19.5%, compared to the three months ended March 31, 2021.

Americas segment revenue was $76.9 million for the three months ended March 31, 2022, an increase of $6.4 million, or 9.1%, compared to the three months ended March 31, 2021.

Europe segment revenue was $50.1 million for the three months ended March 31, 2022, an increase of $14.3 million, or 40.0%, compared to the three months ended March 31, 2021.

The increase in both Americas and Europe segment revenue for the three months ended March 31, 2022 was primarily due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe.

Operating expenses

Cost of services and products

Cost of services and products was $22.0 million for the three months ended March 31, 2022, an increase of $4.9 million, or 28.5%, compared to the three months ended March 31, 2021, primarily due to the increase in transactions processed.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $72.7 million for the three months ended March 31, 2022, an increase of $12.3 million, or 20.4%, compared to the three months ended March 31, 2021. The increase was primarily due to share-based compensation expense and higher personnel costs.

Depreciation and amortization

Depreciation and amortization was $20.5 million for the three months ended March 31, 2022, a decrease of $0.4 million, or 2.0%, compared to the three months ended March 31, 2021. The decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods.

Interest expense

Interest expense was $4.3 million for the three months ended March 31, 2022, a decrease of $1.8 million, or 30.2%, compared to the three months ended March 31, 2021. The decrease was primarily due to lower interest rates on the term loan.

Income tax expense

Income tax expense represents federal, state, local, and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state, and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the three months ended March 31, 2022, we recorded a tax expense of $3.4 million and for the three months ended March 31, 2021, we recorded an income tax expense of $4.5 million, which included a net discrete tax expense of $3.6 million primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain.

Segment performance

Americas segment profit for the three months ended March 31, 2022 was $32.3 million, compared to $30.0 million for the three months ended March 31, 2021, an increase of 7.8%. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, which was partially offset by the increase of employee compensation expenses. Americas segment profit margin was 42.1% for the three months ended March 31, 2022, compared to 42.6% for the three months ended March 31, 2021.

Europe segment profit was $15.8 million for the three months ended March 31, 2022, compared to $9.1 million for the three months ended March 31, 2021, an increase of 73.5%. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, which was partially offset by the increase of employee compensation expenses. Europe segment profit margin was 31.6% for the three months ended March 31, 2022, compared to 25.5% for the three months ended March 31, 2021. The increase was primarily due to increased economic activity resulting from the abatement of COVID-19 related restrictions, an increase in DCC revenue, and the increase in cross border activity, including from Ukrainians that crossed the border into Poland.

Corporate expenses not allocated to a segment were $10.5 million for the three months ended March 31, 2022, compared to $5.9 million for the three months ended March 31, 2021. The increase was primarily due to the increase in incentive compensation expenses based on business performance in the first quarter of 2022 compared to the first quarter in 2021.

Liquidity and capital resources for the three months ended March 31, 2022 and 2021

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

As of March 31, 2022, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.6 million for additional borrowings and utilization of $1.4 million in standby letters of credit.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends or long-term loans from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of March 31, 2022, cash and cash equivalents of $422.5 million includes cash in the United States of $153.2 million and $269.3 million in foreign jurisdictions, respectively. Of the United States cash balances, $45.2 million is available for general purposes, and the remaining $108.0 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $138.1 million is available for general purposes, and the remaining $131.2 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our cash and cash equivalents.

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

The following table sets forth summary cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$32,854	$17,715
Net cash used in investing activities	(10,640)	(12,952)
Net cash used in financing activities	(8,679)	(12,836)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,399)	(9,216)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12,136	$(17,289)

Operating activities

Net cash provided by operating activities was $32.9 million for the three months ended March 31, 2022, an increase of $15.2 million compared to net cash provided by operating activities of $17.7 million for the three months ended March 31, 2021. The increase was primarily due to net income and changes in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $10.6 million for the three months ended March 31, 2022, a decrease of $2.4 million compared to net cash used in investing activities of $13.0 million for the three months ended March 31, 2021. The decrease was primarily due to lower capital expenditure activity.

Financing activities

Net cash used in financing activities was $8.7 million for the three months ended March 31, 2022, a decrease of $4.1 million, compared to net cash used in financing activities of $12.8 million for the three months ended March 31, 2021. The decrease was primarily due to lower distributions to non-controlling interest holders, partially offset by the increase in repayments of long-term debt and payments of deferred and contingent considerations.

Senior Secured Credit Facilities

The Company (through its subsidiary EPI) entered into the Restatement Agreement in November 2021 to amend and restate our senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are comprised of a $200.0 million revolving credit facility maturing in November 2026 and a $588.0 million term loan maturing in November 2026. In addition, our Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities, and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms.

Refer to Note 13, “Long-Term Debt and Lines of Credit,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our long-term debt and settlement lines of credit.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of March 31, 2022, we had $7.0 million outstanding under these lines of credit with additional capacity of $149.0 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of March 31, 2022, there were no significant changes to the contractual obligations reported as of December 31, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical accounting policies and estimates

Our critical accounting policies have not changed from those reported as of December 31, 2021 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 14, “Derivatives,” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims and lawsuits incidental to its business. For additional information on legal proceedings, see Note 19, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed under “Item 1A. Risk Factors” included in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the quarter ended March 31, 2022, except for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

The Continuing LLC Owners (other than Blueapple) have the right to require us to exchange all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class D common stock of the exchanging member). We may, under certain circumstances, elect to redeem the LLC Interests from any exchanging holder under the terms of the EVO LLC Agreement in lieu of any such exchange. In May 2021, pursuant to the Company’s amended and restated certificate of incorporation, each outstanding share of Class C common stock was automatically converted into one share of Class D common stock.

Following the cancellation of our Class B common stock in May 2021, Blueapple continues to hold 32,163,538 LLC Interests and maintains all of its rights under the EVO LLC Agreement, including the sale right under the EVO LLC Agreement that provides that, upon the receipt of a sale notice from Blueapple, the Company will use its commercially reasonable best efforts to pursue a public offering of shares of Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon the Company’s receipt of such a sale notice, the Company may elect, at its option (determined solely by its independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO LLC to redeem the LLC Interests.

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended March 31, 2022:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

January 1, 2022 to January 31, 2022	284	$23.95	—	$—
February 1, 2022 to February 28, 2022	62,604	$24.41	—	$—
March 1, 2022 to March 31, 2022	50,440	$23.18	—	$—
Total	113,328	$23.86

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

List of Exhibits

aaw
Exhibit
No.	Description
10.2*

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

*

This document was previously filed as the like-numbered exhibit to our Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 3, 2021, and is being refiled to correct typographical errors in the version previously filed to conform to the executed version.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	May 4, 2022
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	May 4, 2022
Thomas E. Panther	(principal financial officer)