Form 10-Q
period 2022-06-30
EVO Payments, Inc.
filed 2022-08-04
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 25, 2022, there were 47,955,470 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,783,074 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding. As of July 25, 2022, there were 32,163,538 common membership interests of EVO Investco, LLC (“Common Units”) issued and outstanding held by Blueapple, Inc., a New York corporation, which is controlled by entities affiliated with the registrant’s founder and Chairman of the board of directors, Rafik R. Sidhom, and which Common Units are subject to Blueapple, Inc.’s right to cause the registrant to use its commercially reasonable best efforts to pursue a public offering of an equivalent number of the registrant’s Class A common stock and use the net proceeds therefrom to purchase such holder’s Common Units. As a result, the registrant believes that these Common Units are most appropriately viewed as equivalent to additional shares of Class A common stock when considering the registrant’s overall capitalization.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) disruption to our business caused by the proposed acquisition of us by Global Payments Inc. (“Global Payments”); (2) our ability to consummate the proposed transaction with Global Payments within the contemplated timeframe, or at all, including risks and uncertainties related to securing the necessary regulatory and stockholder approvals and the satisfaction of other closing conditions; (3) the impact on our stock price, business, financial condition and results of operations if the proposed transaction with Global Payments is not consummated; (4) costs, charges and expenses relating to the proposed transaction with Global Payments; (5) the continuing uncertainties regarding the ultimate scope and trajectory of the COVID-19 pandemic (including its variant strains) on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (6) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (7) the impact of substantial and increasingly intense competition; (8) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (9) the effects of global economic, political, market, health and other conditions, including the continuing impact of the COVID-19 pandemic and the evolving situation with Ukraine and Russia; (10) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (11) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (12) failures in our processing systems, software defects, computer viruses, and development delays; (13) degradation of the quality of the products and services we offer, including support services; (14) our ability to recruit, retain and develop qualified personnel; (15) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (16) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (17) increased customer, referral partner, or sales partner attrition; (18) the incurrence of chargebacks; (19) failure to maintain or collect reimbursements; (20) fraud by merchants or others; (21) the failure of our third-party vendors to fulfill their obligations; (22) failure to maintain merchant and sales relationships or financial institution alliances; (23) ineffective risk management policies and procedures; (24) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (25) damage to our reputation, or the reputation of our partners; (26) seasonality and volatility; (27) geopolitical and other risks associated with our operations outside of the United States, such as the conflict between Russia and Ukraine; (28) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (29) increases in card network fees; (30) failure to comply with card networks requirements; (31) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (32) changes in foreign currency exchange rates; (33) future impairment charges; (34) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (35) the phase out of LIBOR and the transition to other benchmarks; (36) restrictions imposed by our credit facilities and outstanding indebtedness; (37) participation in accelerated funding programs; (38) failure to enforce and protect our intellectual property rights; (39) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (40) impact of new or revised tax regulations; (41) legal proceedings; (42) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (43) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (44) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (45) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (46) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (47) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (48) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (49) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (50) the other risks and uncertainties described in  Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

EVO, Inc. is the managing member of EVO, LLC and, as of June 30, 2022, was the owner of approximately 57.1% of the LLC Interests.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the remaining holders of LLC Interests (other than EVO, Inc.), which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners, as amended.
●	“LLC Interests” refers to the single class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a New York corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, JCB, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$438,655	$410,368
Accounts receivable, net	16,709	16,065
Other receivables	20,148	18,087
Inventory	5,666	4,210
Settlement processing assets	351,599	311,681
Other current assets	26,201	20,514
Total current assets	858,978	780,925
Equipment and improvements, net	66,577	68,506
Goodwill, net	381,186	385,651
Intangible assets, net	193,761	200,726
Deferred tax assets	242,868	238,261
Operating lease right-of-use assets	39,165	34,704
Investment in equity securities, at fair value	23,095	25,398
Other assets	19,867	19,214
Total assets	$1,825,497	$1,753,385

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$8,255	$7,887
Current portion of long-term debt	14,092	14,058
Accounts payable	10,881	6,889
Accrued expenses and other current liabilities	123,785	127,060
Settlement processing obligations	480,475	422,109
Current portion of operating lease liabilities, inclusive of related party liability of $1.3 million at June 30, 2022 and December 31, 2021	7,243	7,122
Total current liabilities	644,731	585,125
Long-term debt, net of current portion	568,497	568,632
Deferred tax liabilities	25,207	22,207
Tax receivable agreement obligations, inclusive of related party liability of $169.4 million at June 30, 2022 and December 31, 2021	180,143	180,143
Operating lease liabilities, net of current portion, inclusive of related party liability of $0.1 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively	33,609	28,948
Other long-term liabilities	11,572	7,891
Total liabilities	1,463,759	1,392,946
Commitments and contingencies
Redeemable non-controlling interests	958,908	1,029,090
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at June 30, 2022 and December 31, 2021. Liquidation preference: $173,329 and $168,309 at June 30, 2022 and December 31, 2021, respectively	169,144	164,007
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 47,936,987 and 47,446,061 shares at June 30, 2022 and December 31, 2021, respectively	5	5
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,783,074 shares at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(584,534)	(652,871)
Accumulated other comprehensive loss	(12,747)	(9,154)
Total EVO Payments, Inc. shareholders' deficit	(597,276)	(662,020)
Nonredeemable non-controlling interests	(169,038)	(170,638)
Total deficit	(766,314)	(832,658)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,825,497	$1,753,385

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$137,671	$122,235	$264,597	$228,415
Operating expenses:
Cost of services and products	22,431	18,028	44,447	35,155
Selling, general, and administrative	70,502	65,670	143,215	126,068
Depreciation and amortization	18,806	20,695	39,317	41,621
Total operating expenses	111,739	104,393	226,979	202,844
Income from operations	25,932	17,842	37,618	25,571
Other expense:
Interest income	638	329	1,460	570
Interest expense	(4,120)	(6,061)	(8,374)	(12,159)
(Loss) gain on investment in equity securities	(2,918)	2,506	(2,303)	2,266
Other expense, net	(532)	(794)	(886)	(719)
Total other expense	(6,932)	(4,020)	(10,103)	(10,042)
Income before income taxes	19,000	13,822	27,515	15,529
Income tax expense	(7,742)	(7,045)	(11,101)	(11,575)
Net income	11,258	6,777	16,414	3,954
Less: Net income attributable to non-controlling interests in consolidated entities	3,844	2,157	5,700	3,225
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	3,061	1,457	3,778	(1,592)
Net income attributable to EVO Payments, Inc.	4,353	3,163	6,936	2,321
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,603	2,445	5,137	4,827
Net income (loss) attributable to Class A common stock	$1,750	$718	$1,799	$(2,506)

Earnings per share
Basic	$0.03	$0.01	$0.03	$(0.05)
Diluted	$0.03	$0.01	$0.03	$(0.05)

Weighted-average Class A common stock outstanding
Basic	47,862,425	47,038,194	47,702,066	46,775,245
Diluted	48,615,132	47,038,194	47,702,066	46,775,245

Comprehensive (loss) income:
Net income	$11,258	$6,777	$16,414	$3,954
Change in fair value of interest rate swap, net of tax(1)	1,099	(78)	4,256	311
Change in fair value of cross currency swap, net of tax(2)	568	—	568	—
Unrealized (loss) gain on foreign currency translation adjustment, net of tax (3)	(22,782)	13,722	(21,837)	(8,049)
Other comprehensive (loss) income	(21,115)	13,644	(17,013)	(7,738)
Comprehensive (loss) income	(9,857)	20,421	(599)	(3,784)
Less: Comprehensive (loss) income attributable to non-controlling interests in consolidated entities	(551)	4,135	20	1,387
Less: Comprehensive (loss) income attributable to non-controlling interests of EVO Investco, LLC	(6,570)	6,803	(3,962)	(3,699)
Comprehensive (loss) income attributable to EVO Payments, Inc.	$(2,736)	$9,483	$3,343	$(1,472)

(1)	Net of tax expense of $(0.1) million for each of the three months ended June 30, 2022 and 2021. Net of tax expense of $(0.6) million and $(0.1) million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Net of tax expense of $(0.1) million for each of the three and six months ended June 30, 2022.
(3)	Net of tax benefit (expense) of $6.0 million and $(0.6) million for the three months ended June 30, 2022 and 2021, respectively. Net of tax benefit (expense) of $7.5 million and $(1.1) million for the six months ended June 30, 2022 and 2021, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
								Accumulated		Total
								deficit	Accumulated	EVO
	Redeemable						Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2022	152	$164,007	47,446	$5	3,783	$—	$—	$(652,871)	$(9,154)	$(662,020)	$(170,638)	$(832,658)	$1,029,090

Net income	—	—	—	—	—	—	—	2,583	—	2,583	(92)	2,491	2,665
Cumulative translation adjustment	—	—	—	—	—	—	—	—	1,901	1,901	35	1,936	(991)
Distributions	—	—	—	—	—	—	—	—	—	—	(344)	(344)	—
Share-based compensation expense	—	—	—	—	—	—	7,003	—	—	7,003	—	7,003	—
Vesting of equity awards	—	—	289	—	—	—	(2,659)	—	—	(2,659)	—	(2,659)	—
Exercise of stock options	—	—	41	—	—	—	603	—	—	603	—	603	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	66	—	—	66	—	66	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,534	—	—	—	—	(2,534)	—	—	(2,534)	—	(2,534)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	1,595	1,595	164	1,759	1,398
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	(5,916)	—	(5,916)	(469)	(6,385)	6,385
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	73,278	—	73,278	5,802	79,080	(79,080)
Balance, March 31, 2022	152	166,541	47,776	5	3,783	—	2,479	(582,926)	(5,658)	(586,100)	(165,542)	(751,642)	959,467

Net income	—	—	—	—	—	—	—	4,353	—	4,353	1,179	5,532	5,726
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(7,933)	(7,933)	(1,099)	(9,032)	(13,750)
Distributions	—	—	—	—	—	—	—	(3,384)	—	(3,384)	(262)	(3,646)	(6,989)
Share-based compensation expense	—	—	—	—	—	—	7,707	—	—	7,707	—	7,707	—
Vesting of equity awards	—	—	126	—	—	—	(423)	—	—	(423)	—	(423)	—
Exercise of stock options	—	—	35	—	—	—	549	—	—	549	—	549	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	31	—	—	31	—	31	—
Change in ownership of nonredeemable non-controlling interest	—	—	—	—	—	—	—	2,396	—	2,396	(2,396)	—	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,603	—	—	—	—	(2,603)	—	—	(2,603)	—	(2,603)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	556	556	57	613	486
Change in fair value of cross currency swap	—	—	—	—	—	—	—	—	288	288	29	317	251
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	3,424	—	—	3,424	270	3,694	(3,694)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	(16,137)	—	—	(16,137)	(1,274)	(17,411)	17,411
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	4,973	(4,973)	—	—	—	—	—
Balance, June 30, 2022	152	$169,144	47,937	$5	3,783	$—	$—	$(584,534)	$(12,747)	$(597,276)	$(169,038)	$(766,314)	$958,908

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,414	$3,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,317	41,621
Loss (gain) on investment in equity securities	2,303	(2,266)
Amortization of deferred financing costs	593	1,337
Loss on disposal of equipment and improvements	371	628
Share-based compensation expense	14,710	12,287
Deferred taxes, net	6,226	10,954
Other	(1,866)	503
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,986)	2,285
Other receivables	(2,739)	2,653
Inventory	(1,786)	(293)
Other current assets	1,608	568
Operating lease right-of-use assets	3,856	3,334
Other assets	(1,678)	(957)
Accounts payable	2,806	1,845
Accrued expenses and other current liabilities	(229)	(5,134)
Settlement processing funds, net	22,122	(56,839)
Operating lease liabilities	(3,729)	(3,680)
Other	(736)	(1,214)
Net cash provided by operating activities	95,577	11,586
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,254)	(14,054)
Purchase of equipment and improvements	(18,077)	(19,959)
Acquisition of intangible assets	(13,621)	(4,600)
Collections of notes receivable	—	32
Net cash used in investing activities	(36,952)	(38,581)
Cash flows from financing activities:
Net proceeds (repayments) of borrowings from settlement lines of credit	799	(2,102)
Proceeds from long-term debt	10,700	—
Repayments of long-term debt	(11,350)	(3,297)
Deferred and contingent consideration paid	(1,560)	(320)
Repurchases of shares to satisfy minimum tax withholding	(3,082)	(3,479)
Proceeds from exercise of common stock options	1,152	7,342
Distributions to non-controlling interest holders	(7,595)	(9,476)
Contribution from non-controlling interest holders	—	488
Net cash used in financing activities	(10,936)	(10,844)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(19,404)	(4,285)
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,285	(42,124)
Cash, cash equivalents, and restricted cash, beginning of period	410,615	418,539
Cash, cash equivalents, and restricted cash, end of period	$438,900	$376,415

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 57.1% of the membership interests of EVO, LLC as of June 30, 2022. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

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

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021, the unaudited condensed consolidated statements of changes in equity (deficit) for the three and six months ended June 30, 2022 and 2021, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of June 30, 2022 and December 31, 2021, settlement-related cash balances were $139.3 million and $133.3 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of June 30, 2022 and December 31, 2021, merchant reserves were $100.0 million and $101.6 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amount shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$438,655	$410,368
Restricted cash included in other assets	245	247
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$438,900	$410,615

(e)	Derivatives

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

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge. Investments in foreign operations with functional currencies other than the reporting currency are subject to foreign currency risk as foreign instruments are remeasured each period resulting in fluctuations in the cumulative translation adjustment (CTA) section within other comprehensive (loss) income. Net investment hedge accounting offers protection from remeasurement risk as changes in fair value of the derivative are also recorded in CTA. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company uses a forward contract, foreign currency swap, and window forward contracts to mitigate its exposure to fluctuations in foreign currency exchange rates. The Company elected not to designate the instruments as a hedge and they are not subject to hedge accounting.

The Company entered into a cross currency swap to hedge the risk of fluctuations in the exchange rate related to a net investment in a foreign subsidiary. The Company designated the cross currency swap as a net investment hedge. Changes in the fair value of a net investment hedge are recorded in accumulated other comprehensive loss and reclassified into earnings when the hedged net investment is sold or substantially liquidated. Components excluded from the assessment of effectiveness will be recognized in earnings using a systematic and rational method over the life of the hedging instrument.

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

(g)	Correction to previously reported consolidated statements of cash flows

The Company has revised the financing section of its unaudited condensed consolidated statements of cash flows to separately classify net repayments on its settlement lines of credit of approximately $2.1 million for the six months ended June 30, 2021. As a result, the accompanying unaudited condensed consolidated statements of cash flows have been revised to correct this immaterial classification error by decreasing previously reported proceeds from long-term debt by approximately $4.2 million, and decreasing previously reported repayments of long-term debt by approximately $6.3 million, for the six months ended June 30, 2021. This revision had no effect on our previously reported net cash flows from financing activities, or on any other previously reported amounts in our unaudited condensed consolidated financial statements for the six months ended June 30, 2021.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration.

The Company also earns revenue from the sale and rental of electronic POS equipment. The revenue recognized from the sale and rental of POS equipment totaled $9.1 million and $9.8 million for the three months ended June 30, 2022 and 2021, respectively. The revenue recognized from the sale and rental of POS equipment totaled $19.1 million and $19.6 million for the six months ended June 30, 2022 and 2021, respectively.

The Company disaggregates revenue based on reporting segment and division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading international financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners. The Company also has referral arrangements with independent sales organizations (“ISOs”) that refer merchants to the Company.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports business-to-business (“B2B”) customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships where the merchant portfolio is not actively managed by the Company. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$36,023	42,751	$78,774	$68,215	$81,190	$149,405
Tech-enabled	35,426	13,228	48,654	70,007	24,855	94,862
Traditional	10,243	—	10,243	20,330	—	20,330
Totals	$81,692	$55,979	$137,671	$158,552	$106,045	$264,597

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$32,449	35,874	$68,323	$61,353	$64,096	$125,449
Tech-enabled	33,623	9,382	43,005	64,782	16,913	81,695
Traditional	10,907	—	10,907	21,271	—	21,271
Totals	$76,979	$45,256	$122,235	$147,406	$81,009	$228,415

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

A summary of settlement processing assets and obligations is as follows:

	June 30,	December 31,
	2022	2021

	(In thousands)
Settlement processing assets:
Receivable from card networks	$252,798	$209,734
Receivable from merchants	98,801	101,947
Totals	$351,599	$311,681

Settlement processing obligations:
Settlement liabilities due to merchants	$(380,504)	$(320,537)
Merchant reserves	(99,971)	(101,572)
Totals	$(480,475)	$(422,109)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2022		2021

Numerator:
Net income attributable to EVO Payments, Inc.	$4,353	$6,936	$3,163	$2,321
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,603	5,137	2,445	4,827
Less: Allocation of undistributed earnings to preferred shares	324	332	129	—
Undistributed income (loss) attributable to shares of Class A common stock	$1,426	$1,467	$589	$(2,506)

Denominator:
Weighted-average Class A common stock outstanding	47,862,425	47,702,066	47,038,194	46,775,245
Effect of dilutive securities	752,707	—	—	—
Total dilutive securities	48,615,132	47,702,066	47,038,194	46,775,245

Earnings per share:
Basic	$0.03	$0.03	$0.01	$(0.05)
Diluted	$0.03	$0.03	$0.01	$(0.05)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	152,250	152,250	152,250
Stock options	—	5,718,225	6,081,132	5,785,041
RSUs	—	1,651,492	1,451,977	1,369,429
RSAs	—	145	291	621
PSUs	302,374	212,163	—	—
Class C common stock	—	—	965,197	1,328,614
Class D common stock	3,783,074	3,783,074	2,934,418	2,655,306

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through June 30, 2022, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $211.9 million ($178.4 million net of amortization) and $180.1 million, respectively at June 30, 2022, and approximately $211.9 million ($184.1 million net of amortization) and $180.1 million, respectively at December 31, 2021. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of June 30, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

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

(6) Acquisitions

2022 Acquisition

(a)	North49 Business Solutions, Inc.

In May 2022, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of North49 Business Solutions, Inc. (“North49”), a certified Sage development partner based in Canada, to provide enhanced B2B integrated payment solutions for Sage customers. North49 is presented in the Company’s Americas segment. This acquisition was not significant, individually or in the aggregate, to the Company’s financial position, results of operations, or cash flows.

2021 Acquisitions

(a)	Anderson Zaks Limited

In July 2021, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Anderson Zaks Ltd., an omni-channel payment gateway provider based in the United Kingdom. Anderson Zaks Ltd. is presented in the Company’s Europe segment. This acquisition was not significant, individually or in the aggregate, to the Company’s financial position, results of operations, or cash flows.

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

No measurement-period adjustment was made and the following purchase price allocation was finalized during the quarter ended June 30, 2022:

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

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of June 30, 2022 and December 31, 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 6.03 years and 6.36 years at June 30, 2022 and December 31, 2021, respectively. The Company had no significant short-term leases as of June 30, 2022 and December 31, 2021.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 5.46% and 5.81% as of June 30, 2022 and December 31, 2021, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended June 30, 2022 and 2021 were $3.1 million and $2.8 million, respectively. These costs are included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Operating lease costs for the six months ended June 30, 2022 and 2021 were $6.2 million and $5.5 million, respectively. Total lease costs include variable lease costs of approximately $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, which in each case are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Total lease costs include variable lease costs of $1.3 million and $1.0 million for the six months ended

June 30, 2022 and 2021, respectively. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2022 and 2021 was $4.5 million and $4.7 million, respectively, which is included as a component of cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

As of June 30, 2022, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2022 (remainder of the year)	$4,212
2023	8,787
2024	8,278
2025	7,730
2026	7,196
2027 and thereafter	12,361
Total future minimum lease payments (undiscounted)	48,564
Less: present value discount	(7,712)
Present value of lease liability	$40,852

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	June 30,	December 31,
	Years	2022	2021

		(In thousands)
Card processing equipment	3-5	$165,155	$155,843
Office equipment	3-5	47,214	44,393
Computer software	3-5	59,645	60,226
Leasehold improvements	various	18,325	17,883
Furniture and fixtures	5-7	4,766	4,433
Totals		295,105	282,778
Less accumulated depreciation		(224,028)	(213,761)
Foreign currency translation adjustment		(4,500)	(511)
Totals		$66,577	$68,506

Depreciation expense related to equipment and improvements was $8.1 million and $9.9 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense related to equipment and improvements was $16.5 million and $19.9 million for the six months ended June 30, 2022 and 2021, respectively.

In the six months ended June 30, 2022, gross equipment and improvements, and accumulated depreciation were each reduced by $6.6 million and $6.2 million, respectively, and in the six months ended June 30, 2021 by $4.1 million and $3.5 million, respectively, primarily related to asset retirements.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	June 30, 2022
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,713	$(203,507)	$(5,685)	$(31,832)	$56,689
Marketing alliance agreements	197,412	(87,823)	(7,557)	(23,028)	79,004
Internally developed and acquired software	128,690	(59,411)	(9,324)	(5,144)	54,811
Trademarks, definite-lived	20,851	(13,863)	-	(3,807)	3,181
Non-compete agreements	150	(47)	-	(27)	76
Total	$644,816	$(364,651)	$(22,566)	$(63,838)	$193,761

	December 31, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,056	$(197,187)	$(5,685)	$(30,713)	$63,471
Marketing alliance agreements	197,412	(79,811)	(7,557)	(20,896)	89,148
Internally developed and acquired software	110,396	(53,110)	(10,191)	(3,236)	43,859
Trademarks, definite-lived	22,068	(13,427)	(901)	(3,596)	4,144
Non-compete agreements	6,612	(6,487)	-	(21)	104
Total	$633,544	$(350,022)	$(24,334)	$(58,462)	$200,726

Amortization expense related to intangible assets was $10.7 million and $10.8 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $22.8 million and $21.7 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the gross carrying value of non-compete agreements, internally developed software, and definite-lived trademarks were reduced by $6.5 million, $2.2 million, and $1.2 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for fully amortized or previously impaired intangible assets.

Estimated amortization expense to be recognized during each of the five years subsequent to June 30, 2022:

(In thousands)
Years ending:
2022 (remainder of the year)	$23,477
2023	41,184
2024	30,902
2025	23,112
2026	17,330
2027 and thereafter	57,756
Total	$193,761

There were no impairments of intangible assets for the three and six months ended June 30, 2022 and 2021.

The following represents intangible assets, net by segment:

	June 30,	December 31,
	2022	2021

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$45,578	$49,435
Marketing alliance agreements	53,111	56,996
Internally developed and acquired software	41,624	28,812
Trademarks, definite-lived	1,367	1,497
Non-compete agreements	76	104
Total	141,756	136,844

Europe
Merchant contract portfolios and customer relationships	11,111	14,036
Marketing alliance agreements	25,893	32,152
Internally developed and acquired software	13,187	15,047
Trademarks, definite-lived	1,814	2,647
Total	52,005	63,882

Total intangible assets, net	$193,761	$200,726

The change in the carrying amount of goodwill for the six months ended June 30, 2022, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2021	$274,930	$135,012	$409,942
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2021	274,930	110,721	385,651
Business combinations	6,790	—	6,790
Foreign currency translation adjustment	(872)	(10,383)	(11,255)
Goodwill, net, as of June 30, 2022	$280,848	$100,338	$381,186

(10)	Accounts Payable, Accrued Expenses, and Other Current Liabilities

The Company’s accounts payable, accrued expenses, and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Compensation and related benefits	$17,199	$23,205
Third-party processing and payment network fees	43,147	43,529
Trade payables	10,108	6,089
Taxes payable	14,710	20,399
Commissions payable to third parties	15,662	16,025
Unearned revenue	4,469	4,723
Other	29,371	19,979
Total accounts payable, accrued expenses, and other current liabilities	$134,666	$133,949

(11) Related Party Transactions

Related party balances consist of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Due from related parties, current	$569	$782
Due to related parties, current	(4,208)	(4,207)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary, which are included as a component of other current assets on the unaudited condensed consolidated balance sheets.

Due to related parties, current, consists of $3.2 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $1.0 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively, representing commissions payable to unconsolidated investees of the Company. The liability is included as a component of accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Due to related parties, long-term, consists of ISO commission reserves in connection with an unconsolidated investee, which are included as a component of other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of June 30, 2022 and December 31, 2021, the liability related to this lease amounted to $1.1 million and $1.9 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of June 30, 2022 and December 31, 2021, these lease liabilities amounted to $0.3 million and $0.4 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $3.2 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively, and is netted against revenue in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Related party commission expense incurred with unconsolidated investees of the Company amounted to $6.2 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member and holder of LLC interests of EVO, LLC. Blueapple is controlled by entities affiliated with the Company’s founder and chairman. The expense related to these services was less than $0.1 million for each of the three months ended June 30, 2022 and 2021. The expense related to these services was $0.1 million for each of the six months ended June 30, 2022 and 2021.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For each of the three months ended June 30, 2022 and 2021, the Company paid commissions of less than $0.1 million related to this activity. For the six months ended June 30, 2022 and 2021, the Company paid commissions of less than $0.1 million and $0.1 million related to this activity, respectively.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For each of the three months ended June 30, 2022 and 2021, the Company paid $0.4 million in brokerage fees and other expenses to NFP. For each of the six months ended June 30, 2022 and 2021, the Company paid $0.5 million in brokerage fees and other expenses to NFP.

(12)	Income Taxes

The Company’s effective tax rate (“ETR”) was 40.7% and 40.3% for the three and six months ended June 30, 2022, respectively. The Company’s ETR was 51.0% and 74.5% for the three and six months ended June 30, 2021, respectively. The Company recorded a discrete tax (benefit) expense of ($0.3) million and $3.3 million in the three and six months ended June 30, 2021 primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. The variance in the ETR for the three and six months ended June 30, 2022 and 2021 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended June 30, 2022. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. The Company has established a valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain foreign jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

In November 2021, EVO Payments International, LLC (“EPI”), a wholly-owned subsidiary of EVO, Inc., entered into a Second Restatement Agreement to Amended and Restated Credit Agreement (the “Restatement Agreement”) by and among EPI, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as administrative agent, Truist Bank, as the successor administrative agent and the lenders party thereto, to amend and restate our existing senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). As of June 30, 2022, the Senior Secured Credit Facilities include revolver commitments of $200.0 million that mature in November 2026 and a $588.0 million term loan that matures in November 2026.

As of June 30, 2022, the term loan and revolving credit facility bear interest rates of 3.42% and 5.50%, respectively.

As of June 30, 2022 and December 31, 2021, the Company’s long-term debt consists of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Term loan	$580,650	$588,000
Revolver	6,700	—
Less debt issuance costs	(4,761)	(5,310)
Total long-term debt	582,589	582,690
Less current portion of long-term debt, net of current portion of debt issuance costs	(14,092)	(14,058)
Total long-term debt, net of current portion	$568,497	$568,632

Principal payment requirements on the above obligations in each of the years remaining subsequent to June 30, 2022 are as follows:

Years ending:	(In thousands)
2022 (remainder of the year)	$7,350
2023	14,700
2024	29,400
2025	44,100
2026	491,800
2027 and thereafter	—
Total	$587,350

The Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of June 30, 2022, the Company was in compliance with all its financial covenants under the Senior Secured Credit Facilities.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At June 30, 2022 and December 31, 2021, the Company had $8.3 million and $8.0 million outstanding under these lines of credit, respectively, with additional capacity of $130.7 million and $142.6 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 8.2% and 5.2% as of June 30, 2022 and December 31, 2021, respectively.

Refer to Note 13, “Long-Term Debt and Lines of Credit,” to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for discussion regarding the Company’s long-term debt and lines of credit.

(14)	Derivatives

Designated Derivatives

Interest Rate Swap

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

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the quarter ended June 30, 2022.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$6,192

	December 31, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$1,297

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

The table below presents the effect of hedge accounting on accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2022		2021

	(In thousands)
Beginning accumulated derivative gain (loss) in accumulated other comprehensive loss	$4,927	$1,297	$(88)	$(533)
Derivative gain (loss) recognized in the current period in accumulated other comprehensive loss	1,995	5,557	(143)	214
Less: Derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	730	662	(118)	(206)
Ending accumulated derivative gain (loss) in accumulated other comprehensive loss	$6,192	$6,192	$(113)	$(113)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2022		2021

	(In thousands)
Total interest expense including the effects of cash flow hedges	$(4,120)	$(8,374)	$(6,061)	$(12,159)
Derivative gain (loss) reclassified from accumulated other comprehensive loss into interest expense	$730	$662	$(118)	$(206)

The Company estimates that an additional $6.2 million will be reclassified as a decrease to interest expense over the remaining months through expiration.

Cross Currency Swap

In April 2022, the Company entered into a float-to-float cross currency swap to hedge the risk of fluctuations in the exchange rate related to a net investment in a foreign subsidiary. The Company will deliver a notional amount of $26.2 million and receive a notional amount of EUR 25.0 million on the initial exchange date of November 15, 2022 and will deliver EUR 25.0 million and receive $26.2 million on the maturity date of November 15, 2027.

The cross currency swap is designated as a net investment hedge involving the receipt of functional currency floating rate amounts from a counterparty in exchange for the Company making foreign currency floating rate payments over the life of the agreement. The loss on the swap prior to designation was recorded in current-period earnings.

The cross currency swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the cross currency swap and its classification on the unaudited condensed consolidated balance sheets as of June 30, 2022:

	June 30, 2022
	Balance Sheet	Fair Value
	Location	(In thousands)

Cross Currency Swap - current portion	Other current assets	$335
Cross Currency Swap - long-term portion	Other long-term liabilities	$(8)

The Company recognized in earnings the initial value of the component excluded from the assessment of effectiveness using a systematic and rational method over the life of the hedging instrument. Any changes in the fair value of a net investment hedge are recorded in accumulated other comprehensive loss and reclassified into earnings when the hedged net investment is sold or substantially liquidated.

The table below presents the effect of the Company’s net investment hedge on accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three and Six Months Ended June 30, 2022
	(In thousands)

Cross Currency Swap	$653	Interest expense	$—

Non-designated Derivatives

In April 2022, the Company entered into a forward contract to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The terms of the contract provide for an exchange of a notional amount of GBP 34.5 million for MXN 960.1 million, calculated using the contract rate as applicable at the settlement date.

In June 2021, the Company entered into a foreign currency swap and window forward contracts with notional amounts of approximately $31.0 million and $67.8 million, respectively, to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. Each of the foreign currency swap and the window forward contracts were settled during the third quarter in 2021.

The forward contract is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the forward contract and its classification on the unaudited condensed consolidated balance sheets as of June 30, 2022:

		June 30, 2022
	Settlement	Balance Sheet	Fair Value
	Date	Location	(In thousands)

Forward Contract	April 13, 2023	Other current assets	$2,768

The Company did not designate the forward contract, foreign currency swap, and window forward contracts as an accounting hedge. Any unrealized gains or losses resulting from adjusting the swap and forwards to fair value are recorded as a component of other income (expense), to offset the unrealized gains or losses recorded within other income (expense) from the remeasurement of the intercompany balance being hedged. Cash flows resulting from the settlements will be presented as a component of cash flows from operating activities within the unaudited condensed consolidated statements of cash flows.

The table below presents the unrealized gains (losses) on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2022:

	Location of Unrealized	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	Gain or (Loss)	2022		2021

		(In thousands)
Forward Contract	Other income	$2,768	$2,768	$—	$—
Foreign Currency Swap	Other expense	—	—	(163)	(163)
Window Forwards	Other income	—	—	1,804	1,804

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$7,981	$10,776
Income taxes paid	7,142	5,561

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$9,554	$2,197
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	—	(2,559)
Software and equipment assets acquired by assuming directly related liabilities	4,653	—
Deferred consideration payable	5,321	2,900
Accrual of redeemable preferred stock paid-in-kind-dividends	5,137	4,827
Exchanges of Class C and Class D common stock for Class A common stock	—	13,231

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

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net income (loss) attributable to Class A common stockholders on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2022, the carrying value of the preferred stock has been increased by $2.6 million and $5.1 million, respectively, for the accretion of the PIK dividend. For the three and six months ended June 30, 2021, the carrying value of the preferred stock has been increased by $2.4 million and $4.8 million, respectively, for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the unaudited condensed consolidated balance sheets. If a change of control were to occur as of June 30, 2022, the Company might have been required to repurchase the Preferred Stock for $260.0 million. As of June 30, 2022, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable, as the occurrence of a business combination as defined under generally accepted accounting principles would not be considered probable until it has been consummated. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

As of June 30, 2022, EVO, Inc. owns 57.1% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the Nasdaq stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the six months ended June 30, 2022 and for the year ended December 31, 2021:

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2022	$823,386	$198,531	$7,173	$1,029,090
Distributions	—	(6,989)	—	(6,989)
Net income (loss) attributable to RNCI	3,380	5,817	(806)	8,391
Unrealized loss on foreign currency translation adjustment	(9,061)	(5,466)	(214)	(14,741)
Unrealized gain on change in fair value of interest rate swap	1,884	—	—	1,884
Unrealized gain on change in fair value of cross currency swap	251	—	—	251
(Decrease) increase in the maximum redemption amount of RNCI	(61,669)	4,376	—	(57,293)
Allocation of eService fair value RNCI adjustment to Blueapple	(1,685)	—	—	(1,685)
Ending balance, June 30, 2022	$756,486	$196,269	$6,153	$958,908

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	1,487	1,487
Distributions	—	(13,655)	—	(13,655)
Net income (loss) attributable to RNCI	47	10,329	(1,595)	8,781
Unrealized loss on foreign currency translation adjustment	(10,313)	(5,045)	(721)	(16,079)
Unrealized gain on change in fair value of interest rate swap	707	—	—	707
(Decrease) increase in the maximum redemption amount of RNCI	(25,009)	20,466	7,543	3,000
Allocation of eService fair value RNCI adjustment to Blueapple	(7,869)	—	—	(7,869)
Allocation of Chile fair value RNCI adjustment to Blueapple	(2,915)	—	—	(2,915)
Ending balance, December 31, 2021	$823,386	$198,531	$7,173	$1,029,090

(18)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	June 30, 2022
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$36,618	$—	$—	$36,618
Contingent consideration	—	—	(421)	(421)
Blueapple RNCI	(756,486)	—	—	(756,486)
eService RNCI	—	—	(196,269)	(196,269)
Chile RNCI	—	—	(6,153)	(6,153)
Interest rate swap	—	6,192	—	6,192
Cross currency swap	—	327	—	327
Forward contract	—	2,768	—	2,768
Investment in equity securities	—	23,095	—	23,095
Total	$(719,868)	$32,382	$(202,843)	$(890,329)

	December 31, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$95,919	$—	$—	$95,919
Contingent consideration	—	—	(611)	(611)
Blueapple RNCI	(823,386)	—	—	(823,386)
eService RNCI	—	—	(198,531)	(198,531)
Chile RNCI	—	—	(7,173)	(7,173)
Interest rate swap	—	1,297	—	1,297
Investment in equity securities	—	25,398	—	25,398
Total	$(727,467)	$26,695	$(206,315)	$(907,087)

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

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 12.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 8.0%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of June 30, 2022 were 4.50x-5.00x and 9.00x-9.75x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the WACC used to discount the future cash flows, which was 17.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 17.9%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in Chile. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in Chile. In applying the market approach, the valuation multiples as of June 30, 2022 were 1.75x and 6.00x for revenue and EBITDA, respectively.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of June 30, 2022. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the interest rate swap was a $6.2 million asset and $1.3 million asset at June 30, 2022 and December 31, 2021, respectively.

In April 2022, the Company entered into a cross currency swap to hedge the risk of fluctuations in the exchange rate related to a net investment in a foreign subsidiary. The fair value of the cross currency swap was determined based on the cash flows of the swap contract, forward foreign exchange points and interest rate market data, which are derived from readily observable market inputs. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was significant to the overall valuation. As a result, the fair value of the cross currency swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the cross currency swap was a $0.3 million asset at June 30, 2022.

In April 2022, the Company entered into a forward contract to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The fair value of the forward contract was determined based on an estimate of the expected cash flows using the mark-to-market rate as of June 30, 2022. The Company also considers counterparty credit risk in the determination of fair value. The mark-to-market rates are derived from observable inputs and thus fall within Level 2 of the valuation hierarchy. As described in Note 14, “Derivatives,” the fair value of the forward contract was a $2.8 million asset at June 30, 2022.

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

The Visa Series A preferred stock, which is presented in investments in equity securities on the unaudited condensed consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a loss of $2.9 million and $2.3 million for the three and six months ended June 30, 2022, respectively, and a gain of $2.5 million and $2.3 million for the three and six months ended June 30, 2021, respectively. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €6.5 million ($7.4 million based on the foreign exchange rate at the time of the acquisition) as of each of June 30, 2022 and December 31, 2021, and is presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $18.5 million and $20.3 million as of June 30, 2022 and December 31, 2021, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of June 30, 2022, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature.

The estimated fair value of long-term debt as of June 30, 2022 and December 31, 2021 was $587.4 million and $588.0 million, respectively, which approximated its carrying value as long-term debt bore interest based on prevailing variable market rates and as such was categorized as a Level 2 in the fair value hierarchy.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy as of June 30, 2022 and December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Segment revenue:
Americas	$81,692	$76,979	$158,552	$147,406
Europe	55,979	45,256	106,045	81,009
Revenue	$137,671	$122,235	$264,597	$228,415

Segment profit:
Americas	$36,285	$37,781	$68,609	$67,757
Europe	16,290	17,055	32,120	26,181
Total segment profit	52,575	54,836	100,729	93,938
Corporate	(7,424)	(10,255)	(17,973)	(16,137)
Depreciation and amortization	(18,806)	(20,695)	(39,317)	(41,621)
Net interest expense	(3,482)	(5,732)	(6,914)	(11,589)
Provision for income tax expense	(7,742)	(7,045)	(11,101)	(11,575)
Share-based compensation expense	(7,707)	(6,489)	(14,710)	(12,287)
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	3,061	1,457	3,778	(1,592)
Net income attributable to EVO Payments, Inc.	$4,353	$3,163	$6,936	$2,321

Capital expenditures:
Americas	$4,257	$4,025	$8,303	$6,688
Europe	5,663	5,073	9,774	13,271
Consolidated total capital expenditures	$9,920	$9,098	$18,077	$19,959

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	June 30,	December 31,
	2022	2021

	(In thousands)
Long-lived assets:
Poland	$31,564	$31,534
United States	30,540	30,228
Mexico	18,424	18,554
Other	25,214	22,894
Totals	$105,742	$103,210

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended June 30, 2022, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 34.9%, 21.0%, and 18.0%, respectively. For the three months ended June 30, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 39.5%, 20.3%, and 17.2%, respectively. For the six months ended June 30, 2022, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 36.1%, 20.4%, and 18.0%, respectively. For the six months ended June 30, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 40.6%, 20.8%, and 16.6%, respectively. For the three and six months ended June 30, 2022 and 2021, no individual customer represented more than 10% of total revenue.

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Share-based compensation expense	$7,707	$6,489	$14,710	$12,287
Income tax benefit	$(1,237)	$(963)	$(2,365)	$(1,921)

Restricted stock units

Service-Based Restricted Stock Units

The Company recognized share-based compensation expense for RSUs granted of $4.5 million and $3.2 million, for the three months ended June 30, 2022 and 2021, respectively. The Company recognized share-based compensation expense for RSUs granted of $8.3 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2021	1,339	$24.35
Granted	956	23.60
Vested	(547)	22.37
Forfeited	(38)	24.24
Balance at June 30, 2022	1,710	$24.55

As of June 30, 2022 and 2021, total unrecognized share-based compensation expense related to outstanding RSUs was $35.7 million and $28.9 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual vesting installments over a period of three or four years from the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 and all participants as part of the annual 2022 grant, vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.3 years as of June 30, 2022 and 2.4 years as of June 30, 2021. The total fair value of shares vested during the six months ended June 30, 2022 and 2021 was $12.2 million and $7.8 million, respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $2.3 million and $2.9 million, for the three months ended June 30, 2022 and 2021, respectively. The Company recognized share-based compensation expense for the service-based stock options granted of $4.9 million and $6.0 million, for the six months ended June 30, 2022 and 2021, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2021	5,491	$8.11	$22.19	7.67	$19,802
Granted	—	—	—	—	—
Exercised	(76)	5.77	15.07	—	635
Forfeited	(87)	9.17	25.22	—	—
Balance at June 30, 2022	5,328	$8.12	22.23	7.16	$14,536

Exercisable at June 30, 2022	3,695	$7.70	$20.72	6.82	$14,502

As of June 30, 2022 and 2021, total unrecognized share-based compensation expense related to unvested service-based stock options was $12.2 million and $24.9 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 1.8 years as of June 30, 2022 and 2.5 years as of June 30, 2021. Stock options granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual installments over a period of four years from grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant.

Market and Service-Based Stock Options

During the quarter ended March 31, 2021, 287,395 stock options with a fair value of approximately $2.9 million were granted to the Company’s CEO. These options vest only upon the satisfaction of certain market-based and service-based vesting conditions. The market-based vesting condition, which was met in the second quarter of 2021, required that the twenty trading day trailing average price for the Company’s Class A common stock must equal or exceed 110% of the closing price of the Company’s Class A common stock on the grant date for a period of twenty consecutive trading days. In addition, the options are subject to a service-based vesting condition that is satisfied in three equal annual installments on the first, second and third anniversaries of the grant date. As of June 30, 2022, 95,798 stock options were exercisable.

For the purpose of calculating share-based compensation expense, the fair value of this grant was determined through the application of the Monte-Carlo simulation model with the following assumptions:

Six Months Ended June 30,
2021

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3.0 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The Company recognized share-based compensation expense for these stock options of $0.4 million and $0.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and 2021, total unrecognized share-based compensation expense related to these stock options was $0.9 million and $2.3 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.3 years as of June 30, 2022 and 1.8 years as of June 30, 2021.

Performance-stock units

Performance and service based stock units

During the quarter ended March 31, 2022, the Compensation Committee of the Board of Directors granted 151,187 Performance Stock Units (“PSUs”) with a grant date fair value of approximately $3.6 million to the Company’s executive officers under the Company’s long-term incentive plan. The PSUs will cliff vest three years from the grant date at a range between 0% and 200% based upon annual performance cycles and settle in Class A common stock. The vesting criteria is based on financial performance measures including revenue and EPS growth targets. Compensation costs recognized on the performance and service based stock units are adjusted, as applicable, for performance above or below the target specified in the award.

The Company recognized share-based compensation expense for PSUs granted of $0.4 million and $0.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, total unrecognized share-based compensation expense related to outstanding PSUs was $3.6 million. The weighted-average remaining vesting period over which expense will be recognized for unvested PSUs is 2.7 years as of June 30, 2022.

Market and service-based performance stock units

During the quarter ended March 31, 2022, the Compensation Committee of the Board of Directors granted 151,187 market and service-based performance stock units (“MPSUs”) with a grant date fair value of approximately $3.9 million to the Company’s executive officers under the Company’s long-term incentive plan. These MPSUs will cliff vest on March 31, 2025, the last day of the performance period, if the twenty trading day trailing average closing stock price for the Company’s Class A common stock meets or exceeds the threshold stock price for a twenty trading day period at any time during the performance period.

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

The Company recognized share-based compensation expense for these MPSUs of $0.3 million and $0.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, total unrecognized share-based compensation expense related to these MPSUs was $3.5 million. The weighted-average remaining vesting period over which expense will be recognized for these MPSUs is 2.8 years as of June 30, 2022.

(23)    Subsequent Events

Merger with Global Payments Inc.

On August 1, 2022, EVO, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc. (“Global Payments”) and Falcon Merger Sub, Inc., a wholly-owned subsidiary of Global Payments (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Global Payments has agreed to acquire EVO, Inc. in an all-cash transaction for $34.00 per share of Class A common stock. Pursuant to the Merger Agreement, Merger Sub will merge with and into EVO, Inc. (the “Merger”) with EVO, Inc. surviving the Merger as a wholly-owned subsidiary of Global Payments. Upon the consummation of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The transaction is currently expected to close no later than the first quarter of 2023. The obligations of EVO, Inc. and Global Payments to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including, (i) the adoption of the Merger Agreement by EVO, Inc.’s stockholders, (ii) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain additional competition and other regulatory approvals outside of the United States, (iii) the lack of any governmental authority restraining, enjoining or otherwise prohibiting the Merger, and (iv) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to EVO, Inc. The Merger is not conditioned upon Global Payments or any other party obtaining financing.

Tax Receivable Agreement Amendment

In connection with the execution and delivery of the Merger Agreement, EVO, Inc., EVO, LLC and certain other parties to the TRA entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”), pursuant to which such parties agreed to certain terms with respect to the treatment of the TRA upon the consummation of the Merger. In the event the Merger Agreement is terminated, the TRA Amendment will no longer be of any force and effect.

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

Founded in 1989 as an individually owned, independent sales organization in the United States, we have transformed into a publicly traded company that today derives approximately 65% of its revenues from markets outside of the United States. Our revenue consists primarily of transaction and volume based fees, as well as fixed fees for certain services we perform.

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

Executive overview

We delivered solid financial performance in the three and six months ended June 30, 2022, as demonstrated by the highlights below:

●	Revenue for the three months ended June 30, 2022 was $137.7 million, an increase of 12.6% compared to the three months ended June 30, 2021. Revenue for the six months ended June 30, 2022 was $264.6 million, an increase of 15.8% compared to the six months ended June 30, 2021. The increase was due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.
●	Americas segment profit for the three months ended June 30, 2022 was $36.3 million, 4.0% lower than the three months ended June 30, 2021. This decrease was primarily due to an increase in employee compensation as a result of headcount growth. Americas segment profit for the six months ended June 30, 2022 was $68.6 million, 1.3% higher than the six months ended June 30, 2021. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, partially offset by an increase in employee compensation as a result of headcount growth.
●	Europe segment profit for the three months ended June 30, 2022 was $16.3 million, 4.5% lower than the three months ended June 30, 2021. The decrease was primarily due to a loss on the change in fair value of our investment in Visa Series A preferred stock, partially offset by an increase in revenue. Europe segment profit for the six months ended June 30, 2022 was $32.1 million, 22.7% higher than the six months ended June 30, 2021. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.
●	We processed approximately 1.2 billion transactions in the three months ended June 30, 2022, an increase of 20.8% from the three months ended June 30, 2021. We processed approximately 2.3 billion transactions in the six months ended June 30, 2022, an increase of 24.4% from the six months ended June 30, 2021.

Merger with Global Payments Inc.

On August 1, 2022, we entered into the Merger Agreement with Global Payments and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Global Payments has agreed to acquire EVO, Inc. in an all-cash transaction for $34.00 per share of Class A common stock. Pursuant to the Merger Agreement, following consummation of the Merger, EVO, Inc. will be a wholly-owned subsidiary of Global Payments. Upon the consummation of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Global Payments a termination fee of $100 million. The transaction is currently expected to close no later than the first quarter of 2023. The obligations of EVO, Inc. and Global Payments to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including, (i) the adoption of the Merger Agreement by EVO, Inc.’s stockholders, (ii) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain additional competition and other regulatory approvals outside of the United States, (iii) the lack of any governmental authority restraining, enjoining or otherwise prohibiting the Merger, and (iv) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to EVO, Inc. The Merger is not conditioned on Global Payments or any other party obtaining financing.

In connection with the execution and delivery of the Merger Agreement, EVO, Inc., EVO, LLC and certain other parties to the TRA entered into the TRA Amendment, pursuant to which such parties agreed to certain terms with respect to the treatment of the TRA upon the consummation of the Merger. In the event the Merger Agreement is terminated, the TRA Amendment will no longer be of any force and effect.

The foregoing description of the Merger Agreement and TRA Amendment is only a summary, does not purport to be complete and is qualified by reference to the full text of the Merger Agreement and TRA Amendment, copies of which are attached as Exhibit 2.1 and Exhibit 10.4, respectively, to the Current Report on Form 8-K filed by EVO, Inc. on August 2, 2022.

For additional information related to the Merger Agreement and TRA Amendment, please refer to the definitive proxy statement and other relevant materials in connection with the proposed transaction with Global Payments that we have filed or will file with the SEC and which will contain important information about EVO, Inc. and the Merger.

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

Seasonality

We have experienced in the past, and expect to continue to experience, seasonality in our revenues as a result of consumer spending patterns. Historically, in both the Americas and Europe, our revenue has been strongest in the fourth quarter and weakest in the first quarter as many of our merchants experience a seasonal lift during the traditional vacation and holiday months. Operating expenses do not typically fluctuate seasonally.

Foreign currency translation impact on our operations

We present our financial statements in U.S. dollars and have approximately 65% of our revenues in non-U.S. dollar currencies. The primary non-U.S. dollar currencies are the Euro, Polish Zloty, and Mexican Peso. Accordingly, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our unaudited condensed consolidated statements of operations and comprehensive (loss) income in the future. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating results and margins is partially mitigated.

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

For the three months ended June 30, 2022, we processed approximately 1.2 billion transactions, which included approximately 0.2 billion transactions in the Americas and approximately 1.0 billion transactions in Europe. This represents a decrease of 0.5% in the Americas and an increase of 28.3% in Europe for an aggregate increase of 20.8% compared to the three months ended June 30, 2021. Transactions processed in the Americas and Europe accounted for 21.4% and 78.6%, respectively, of the total transactions we processed for the three months ended June 30, 2022.

For the six months ended June 30, 2022, we processed approximately 2.3 billion transactions, which included approximately 0.5 billion transactions in the Americas and approximately 1.8 billion transactions in Europe. This represents an increase of 5.5% in the Americas and an increase of 31.4% in Europe for an aggregate increase of 24.4% compared to the six months ended June 30, 2021. Transactions processed in the Americas and Europe accounted for 22.9% and 77.1%, respectively, of the total transactions we processed for the six months ended June 30, 2022.

The changes in the transactions processed in the three and six months ended June 30, 2022 were primarily driven by the growth in our merchant portfolio, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions especially in Europe.

Comparison of results for the three months ended June 30, 2022 and 2021

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	June 30, 2022	% of revenue	June 30, 2021	% of revenue	$ change	% change
Segment revenue:
Americas	$81,692	59.3%	$76,979	63.0%	$4,713	6.1%
Europe	55,979	40.7%	45,256	37.0%	10,723	23.7%
Revenue	$137,671	100.0%	$122,235	100.0%	$15,436	12.6%

Operating expenses:
Cost of services and products	$22,431	16.3%	$18,028	14.7%	$4,403	24.4%
Selling, general, and administrative	70,502	51.2%	65,670	53.7%	4,832	7.4%
Depreciation and amortization	18,806	13.7%	20,695	16.9%	(1,889)	(9.1%)
Total operating expenses	111,739	81.2%	104,393	85.4%	7,346	7.0%
Income from operations	$25,932	18.8%	$17,842	14.6%	$8,090	45.3%

Segment profit:
Americas	$36,285	26.4%	$37,781	30.9%	$(1,496)	(4.0%)
Europe	$16,290	11.8%	$17,055	14.0%	$(765)	(4.5%)

Revenue

Revenue was $137.7 million for the three months ended June 30, 2022, an increase of $15.4 million, or 12.6%, compared to the three months ended June 30, 2021.

Americas segment revenue was $81.7 million for the three months ended June 30, 2022, an increase of $4.7 million, or 6.1% compared to the three months ended June 30, 2021.

Europe segment revenue was $56.0 million for the three months ended June 30, 2022, an increase of $10.7 million, or 23.7%, compared to the three months ended June 30, 2021. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.

The increase in both Americas and Europe segment revenue for the three months ended June 30, 2022 was due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe.

Operating expenses

Cost of services and products

Cost of services and products was $22.4 million for the three months ended June 30, 2022, an increase of $4.4 million, or 24.4%, compared to the three months ended June 30, 2021, primarily due to the increase in transactions processed.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $70.5 million for the three months ended June 30, 2022, an increase of $4.8 million, or 7.4%, compared to the three months ended June 30, 2021. The increase was primarily due to share-based compensation and higher personnel costs.

Depreciation and amortization

Depreciation and amortization was $18.8 million for the three months ended June 30, 2022, a decrease of $1.9 million, or 9.1%, compared to the three months ended June 30, 2021. The decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios and the impact of foreign exchange rates.

Interest expense

Interest expense was $4.1 million for the three months ended June 30, 2022, a decrease of $1.9 million, or 32.0%, compared to the three months ended June 30, 2021. The decrease was primarily due to lower interest rates on the term loan.

Income tax expense

Income tax expense represents federal, state, local, and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state, and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the three months ended June 30, 2022, we recorded a tax expense of $7.7 million and for the three months ended June 30, 2021, we recorded an income tax expense of $7.0 million, which included a net discrete tax benefit of $0.3 million.

Segment performance

Americas segment profit for the three months ended June 30, 2022 was $36.3 million, compared to $37.8 million for the three months ended June 30, 2021, a decrease of 4.0%. This decrease was primarily due to an increase in employee compensation as a result of headcount growth. Americas segment profit margin was 44.4% for the three months ended June 30, 2022, compared to 49.1% for the three months ended June 30, 2021.

Europe segment profit was $16.3 million for the three months ended June 30, 2022, compared to $17.1 million for the three months ended June 30, 2021, a decrease of 4.5%. The decrease was primarily due to a loss on the change in fair value of our investment in Visa Series A preferred stock and the impact of the strong U.S. dollar on foreign exchange rates, partially offset by an increase in revenue. Europe segment profit margin was 29.1% for the three months ended June 30, 2022, compared to 37.7% for the three months ended June 30, 2021.

Corporate expenses not allocated to a segment were $7.4 million for the three months ended June 30, 2022, compared to $10.2 million for the three months ended June 30, 2021. The decrease was primarily due to a decrease in professional fees.

Comparison of results for the six months ended June 30, 2022 and 2021

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Six Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2022	% of revenue	June 30, 2021	% of revenue	$ change	% change
Segment revenue:
Americas	$158,552	59.9%	$147,406	64.5%	$11,146	7.6%
Europe	106,045	40.1%	81,009	35.5%	25,036	30.9%
Revenue	$264,597	100.0%	$228,415	100.0%	$36,182	15.8%

Operating expenses:
Cost of services and products	$44,447	16.8%	$35,155	15.4%	$9,292	26.4%
Selling, general, and administrative	143,215	54.1%	126,068	55.2%	17,147	13.6%
Depreciation and amortization	39,317	14.9%	41,621	18.2%	(2,304)	(5.5%)
Total operating expenses	226,979	85.8%	202,844	88.8%	24,135	11.9%
Income from operations	$37,618	14.2%	$25,571	11.2%	$12,047	47.1%

Segment profit:
Americas	$68,609	25.9%	$67,757	29.7%	$852	1.3%
Europe	$32,120	12.1%	$26,181	11.5%	$5,939	22.7%

Revenue

Revenue was $264.6 million for the six months ended June 30, 2022, an increase of $36.2 million, or 15.8%, compared to the six months ended June 30, 2021.

Americas segment revenue was $158.6 million for the six months ended June 30, 2022, an increase of $11.1 million, or 7.6%, compared to the six months ended June 30, 2021.

Europe segment revenue was $106.0 million for the six months ended June 30, 2022, an increase of $25.0 million, or 30.9%, compared to the six months ended June 30, 2021.

The increase in both Americas and Europe segment revenue for the six months ended June 30, 2022 was due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.

Operating expenses

Cost of services and products

Cost of services and products was $44.4 million for the six months ended June 30, 2022, an increase of $9.3 million, or 26.4%, compared to the six months ended June 30, 2021, primarily due to the increase in transactions processed.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $143.2 million for the six months ended June 30, 2022, an increase of $17.1 million, or 13.6%, compared to the six months ended June 30, 2021. The increase was primarily due to increases in personnel costs, due to growth in headcount, and incentive compensation expenses based on business performance.

Depreciation and amortization

Depreciation and amortization was $39.3 million for the six months ended June 30, 2022, a decrease of $2.3 million, or 5.5%, compared to the six months ended June 30, 2021. This decrease was primarily driven by lower amortization due to the accelerated amortization method of merchant contract portfolios and the impact of foreign exchange rates.

Interest expense

Interest expense was $8.4 million for the six months ended June 30, 2022, a decrease of $3.8 million, or 31.1%, compared to the six months ended June 30, 2021. The decrease was primarily due to lower interest rates on the term loan.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state, and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the six months ended June 30, 2022, we recorded a tax expense of $11.1 million and for the six months ended June 30, 2021, we recorded an income tax expense of $11.6 million, which included a net discrete tax expense of $3.3 million primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain.

Segment performance

Americas segment profit for the six months ended June 30, 2022 was $68.6 million, compared to $67.8 million for the six months ended June 30, 2021, an increase of 1.3%. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, partially offset by an increase of employee compensation, as a result of headcount growth. Americas segment profit margin was 43.3% for the six months ended June 30, 2022, compared to 46.0% for the six months ended June 30, 2021.

Europe segment profit was $32.1 million for the six months ended June 30, 2022, compared to $26.2 million for the six months ended June 30, 2021, an increase of 22.7%. The increase was primarily due to the increase in revenue, growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions. This was partially offset by the impact of the strong U.S. dollar on foreign exchange rates. Europe segment profit margin was 30.3% for the six months ended June 30, 2022, compared to 32.3% for the six months ended June 30, 2021.

Corporate expenses not allocated to a segment were $18.0 million for the six months ended June 30, 2022, compared to $16.1 million for the six months ended June 30, 2021. The increase was primarily due to increases in employee compensation and insurance costs, partially offset by a decrease in professional fees.

Liquidity and capital resources for the six months ended June 30, 2022 and 2021

Overview

We have historically funded our operations primarily with cash flow from operations and, when needed, with borrowings, including under our Senior Secured Credit Facilities. Our principal uses for liquidity have been debt service, capital expenditures, working capital, and funds required to finance acquisitions. However, the Merger Agreement with Global Payments imposes certain limitations on how we conduct our business during the period between the execution of the Merger Agreement and the effective time of the Merger, including limitations on our ability to, among other things, engage in certain acquisitions, incur indebtedness or issue or sell new debt securities.

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

As of June 30, 2022, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $191.9 million for additional borrowings and utilization of $6.7 million and $1.4 million in revolver and standby letters of credit, respectively.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends or long-term loans from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of June 30, 2022, cash and cash equivalents of $438.7 million includes cash in the United States of $107.3 million and $331.4 million in foreign jurisdictions, respectively. Of the United States cash balances, $1.8 million is available for general purposes, and the remaining $105.5 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $197.6 million is available for general purposes, and the remaining $133.8 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our cash and cash equivalents.

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

The following table sets forth summary cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$95,577	$11,586
Net cash used in investing activities	(36,952)	(38,581)
Net cash used in financing activities	(10,936)	(10,844)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(19,404)	(4,285)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$28,285	$(42,124)

Operating activities

Net cash provided by operating activities was $95.6 million for the six months ended June 30, 2022, an increase of $84.0 million compared to net cash provided by operating activities of $11.6 million for the six months ended June 30, 2021. The increase was primarily due to net income and increases in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $37.0 million for the six months ended June 30, 2022, a decrease of $1.6 million compared to net cash used in investing activities of $38.6 million for the six months ended June 30, 2021. The decrease was primarily due to the acquisition of Pago Fácil in the prior year, partially offset by the purchases of North49 and intellectual property in the current year.

Financing activities

Net cash used in financing activities was $10.9 million for the six months ended June 30, 2022, an increase of $0.1 million compared to net cash used in financing activities of $10.8 million for the six months ended June 30, 2021.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash are impacted by the fluctuation of foreign exchange rates upon translation of non-U.S. currencies to U.S. dollars. The foreign exchange rate volatility in the current year, due to the strengthening of the U.S. dollar relative to other currencies, impacted the translation during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

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

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of June 30, 2022, we had $8.3 million outstanding under these lines of credit with additional capacity of $130.7 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of June 30, 2022, there were no significant changes to the contractual obligations reported as of December 31, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims and lawsuits incidental to its business. For additional information on legal proceedings, see Note 19, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

The following risk factors are an update to our previously disclosed risk factors and should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequent filings we make with the SEC.

Risks Relating to the Merger

The announcement and pendency of the Merger may result in disruptions to our business.

On August 1, 2022, we entered into the Merger Agreement with Global Payments and Merger Sub, pursuant to which we will be acquired by Global Payments in an all-cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and prohibits us, without Global Payments’ consent, from taking certain specified actions until the Merger has been consummated. These prohibitions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Further, in connection with the proposed transaction with Global Payments, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may adversely affect our ability to attract and retain key personnel. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed transaction with Global Payments could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The proposed transaction with Global Payments may place a significant burden on management and internal resources. It may also divert management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction with Global Payments, and many of these fees and costs are payable regardless of whether or not such transaction is consummated.

Any of the foregoing could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be consummated within the intended timeframe, or at all, and the failure to consummate the Merger will adversely affect the market price of our common stock and could adversely affect our business, results of operations and financial condition.

There can be no assurance that the Merger will be consummated within the intended timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) the adoption of the Merger Agreement by EVO, Inc.’s stockholders, (ii) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain additional competition and other regulatory approvals outside of the United States, (iii) the lack of any governmental authority restraining, enjoining or otherwise prohibiting the Merger, and (iv) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to EVO, Inc. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be consummated in a timely manner or at all. Many of the conditions to consummate the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.

If the Merger is not consummated within the intended timeframe or at all, we may be subject to a number of material risks. The price of our common stock will significantly decline if the proposed transaction with Global Payments is not consummated within the intended timeframe or at all. In addition, some costs related to the Merger must be paid whether or not the Merger is consummated, as we have already incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction with Global Payments. If the proposed transaction with Global Payments is not consummated within the intended timeframe or at all, we may also experience negative reactions from our investors, customers, partners, suppliers, and employees. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Global Payments a termination fee of $100 million. Along with transaction costs and fees, the proposed transaction with Global Payments has required and will continue to require the attention and resources of our management team. If the proposed transaction with Global Payments is not consummated within the intended timeframe or at all, our management team’s attention and resources will have been diverted from other uses with little to no additional benefit to EVO, Inc.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

Under the terms of the Merger Agreement, we have agreed not to solicit or encourage discussions with third parties regarding other proposals to acquire us and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive a bona fide written acquisition proposal from a third-party that our Board of Directors concludes in good faith is a Superior Proposal (as defined in the Merger Agreement), we must notify Global Payments of such proposal and negotiate in good faith with Global Payments prior to effecting a change in the recommendation of our Board of Directors to our stockholders with respect to the proposed transaction with Global Payments. The Merger Agreement also contains certain termination rights for both EVO, Inc. and Global Payments and further provides that, upon the termination of the Merger Agreement in connection with our entry into an alternative business combination transaction with a third-party, under specified circumstances  we will be required to pay Global Payments a $100 million termination fee.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the assets or equity of EVO, Inc. from considering or proposing such an acquisition, even if such third-party was prepared to pay consideration with a higher per share cash or market value than the Merger consideration.

These provisions also might prompt a potential third-party acquirer to propose to pay a lower price to our stockholders than such acquirer might otherwise have proposed to pay due to our obligation to pay Global Payments a termination fee under the Merger Agreement in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we might not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Potential shareholder litigation challenging the proposed transaction with Global Payments may prevent the Merger from being completed within the anticipated timeframe.

Potential shareholder litigation challenging the proposed transaction with Global Payments may be commenced against us and may delay the consummation of the Merger within the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the consummation of the Merger within the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense or settlement costs and distract our management and directors. Such costs may include costs associated with the indemnification of our directors.

Stockholder litigation in connection with the Merger may also otherwise negatively impact our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the quarter ended June 30, 2022.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended June 30, 2022:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

April 1, 2022 to April 30, 2022	811	$23.19	—	$—
May 1, 2022 to May 31, 2022	17,138	$22.55	—	$—
June 1, 2022 to June 30, 2022	762	$23.09	—	$—
Total	18,711	$22.60

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

List of Exhibits

aaw
Exhibit
No.	Description

2.1

Agreement and Plan of Merger, dated August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc. and Falcon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2022)

10.1

Voting Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., James G. Kelly and the James G. Kelly Grantor Trust Dated January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2022)

10.2

Voting Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., MDCP Cardservices II LLC, Madison Dearborn Capital Partners VI-C, L.P. and MDCP Cardservices LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2022)

10.3

Common Unit Purchase Agreement, dated as of August 1, 2022, by and between Global Payments Inc., EVO Payments, Inc. and Blueapple, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2022)

10.4

Amendment No. 1 to the Tax Receivable Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., OpCo, Blueapple, Inc., Madison Dearborn Capital Partners VI-B, L.P., Madison Dearborn Capital Partners VI Executive-B, L.P., Madison Dearborn Capital Partners VI-C, L.P. and MDCP Cardservices LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 2, 2022)

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

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	August 4, 2022
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	August 4, 2022
Thomas E. Panther	(principal financial officer)