Form 10-Q
period 2022-09-30
EVO Payments, Inc.
filed 2022-11-02
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 24, 2022, there were 48,296,028 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,741,074 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding. As of October 24, 2022, there were 32,163,538 common membership interests of EVO Investco, LLC (“Common Units”) issued and outstanding held by Blueapple, Inc., a New York corporation, which is controlled by entities affiliated with the registrant’s founder and Chairman of the board of directors, Rafik R. Sidhom, and which Common Units are subject to Blueapple, Inc.’s right to cause the registrant to use its commercially reasonable best efforts to pursue a public offering of an equivalent number of the registrant’s Class A common stock and use the net proceeds therefrom to purchase such holder’s Common Units. As a result, the registrant believes that these Common Units are most appropriately viewed as equivalent to additional shares of Class A common stock when considering the registrant’s overall capitalization.

EVO PAYMENTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Quarterly Report on Form 10-Q are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) disruption to our business caused by the proposed acquisition of us by Global Payments Inc. (“Global Payments”); (2) our ability to consummate the proposed transaction with Global Payments within the contemplated timeframe, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and the satisfaction of other closing conditions; (3) the impact on our stock price, business, financial condition and results of operations if the proposed transaction with Global Payments is not consummated; (4) costs, charges and expenses relating to the proposed transaction with Global Payments; (5) the continuing uncertainties regarding the ultimate scope and trajectory of the COVID-19 pandemic (including its variant strains) on our business and our merchants, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments; (6) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (7) the impact of substantial and increasingly intense competition; (8) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (9) the effects of global economic, political, market, health and other conditions, including the continuing impact of the COVID-19 pandemic and the evolving situation with Ukraine and Russia; (10) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (11) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (12) failures in our processing systems, software defects, computer viruses, and development delays; (13) degradation of the quality of the products and services we offer, including support services; (14) our ability to recruit, retain and develop qualified personnel; (15) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (16) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (17) increased customer, referral partner, or sales partner attrition; (18) the incurrence of chargebacks; (19) failure to maintain or collect reimbursements; (20) fraud by merchants or others; (21) the failure of our third-party vendors to fulfill their obligations; (22) failure to maintain merchant and sales relationships or financial institution alliances; (23) ineffective risk management policies and procedures; (24) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (25) damage to our reputation, or the reputation of our partners; (26) seasonality and volatility; (27) geopolitical and other risks associated with our operations outside of the United States, such as the conflict between Russia and Ukraine; (28) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (29) increases in card network fees; (30) failure to comply with card networks requirements; (31) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (32) changes in foreign currency exchange rates; (33) future impairment charges; (34) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (35) the phase out of LIBOR and the transition to other benchmarks; (36) restrictions imposed by our credit facilities and outstanding indebtedness; (37) participation in accelerated funding programs; (38) failure to enforce and protect our intellectual property rights; (39) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (40) impact of new or revised tax regulations; (41) legal proceedings, including the impact of potential litigation relating to the proposed transaction with Global Payments, including litigation that seeks to prevent the merger from being consummated within the contemplated timeframe, or at all; (42) our dependence on distributions from EVO, LLC (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in Part I – Financial Information—“Financial Statements Introductory Note”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (43) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (44) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (45) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (46) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (47) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (48) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (49) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (50) the other risks and uncertainties described in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

EVO, Inc. is the managing member of EVO, LLC and, as of September 30, 2022, was the owner of approximately 57.4% of the LLC Interests.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

●	“EVO,” “we,” “us,” “our,” the “Company” and similar references refer (1) on or prior to the completion of the Reorganization Transactions, including our initial public offering, to EVO, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, and (2) following the consummation of the Reorganization Transactions, including our initial public offering, to EVO, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including EVO, LLC.
●	“EVO, Inc.” refers to EVO Payments, Inc., a Delaware corporation, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“EVO, LLC” refers to EVO Investco, LLC, a Delaware limited liability company, and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Continuing LLC Owners” refers collectively to the remaining holders of LLC Interests (other than EVO, Inc.), which includes Blueapple, MDP, our executive officers and certain of our current and former employees.
●	“EVO LLC Agreement” refers to the second amended and restated limited liability company agreement, dated as of May 22, 2018, by and between EVO, LLC and the Continuing LLC Owners, as amended.
●	“LLC Interests” refers to the single class of common membership interests of EVO, LLC.
●	“Blueapple” refers to Blueapple, Inc., a New York corporation, which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom.
●	“MDP” refers to entities controlled by Madison Dearborn Partners, LLC.
●	“markets” refers to countries and territories where we are authorized by card networks to acquire transactions. For purposes of determining our markets, territories refers to non-sovereign geographic areas that fall under the authority of another government. As an example, we consider Gibraltar (a territory of the United Kingdom) and the United Kingdom to be two distinct markets as our licensing agreements with the card networks gives us the ability to acquire transactions in both markets.
●	“merchant” refers to an organization that accepts electronic payments, including for-profit, not-for-profit and governmental entities.
●	“Reorganization Transactions” refers to the series of reorganization transactions described herein that were undertaken in connection with our initial public offering to implement our “Up-C” capital structure.
●	“transactions processed” refers to the number of transactions we processed during any given period of time and is a meaningful indicator of our business and financial performance, as a significant portion of our revenue is driven by the number of transactions we process. In addition, transactions processed provides a valuable measure of the level of economic activity across our merchant base. In our Americas segment, transactions include acquired Visa and Mastercard credit and signature debit, American Express, Discover, UnionPay, JCB, PIN-debit, electronic benefit transactions, and gift card transactions. In our Europe segment, transactions include acquired Visa and Mastercard credit and signature debit, other card network merchant acquiring transactions, and ATM transactions.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$429,760	$410,368
Accounts receivable, net	16,533	16,065
Other receivables	28,830	18,087
Inventory	7,296	4,210
Settlement processing assets	341,952	311,681
Other current assets	29,134	20,514
Total current assets	853,505	780,925
Equipment and improvements, net	62,410	68,506
Goodwill, net	370,571	385,651
Intangible assets, net	178,506	200,726
Deferred tax assets	245,943	238,261
Operating lease right-of-use assets	36,238	34,704
Investment in equity securities, at fair value	30,627	25,398
Other assets	18,282	19,214
Total assets	$1,796,082	$1,753,385

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$3,622	$7,887
Current portion of long-term debt	14,092	14,058
Accounts payable	7,719	6,889
Accrued expenses and other current liabilities	135,006	127,060
Settlement processing obligations	468,732	422,109
Current portion of operating lease liabilities, inclusive of related party liability of $1.0 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively	6,779	7,122
Total current liabilities	635,950	585,125
Long-term debt, net of current portion	558,396	568,632
Deferred tax liabilities	24,105	22,207
Tax receivable agreement obligations, inclusive of related party liability of $169.7 million and $169.4 million at September 30, 2022 and December 31, 2021, respectively	180,406	180,143
Operating lease liabilities, net of current portion, inclusive of related party liability of $0.1 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively	31,363	28,948
Other long-term liabilities	11,169	7,891
Total liabilities	1,441,389	1,392,946
Commitments and contingencies
Redeemable non-controlling interests	1,288,210	1,029,090
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at September 30, 2022 and December 31, 2021. Liquidation preference: $175,900 and $168,309 at September 30, 2022 and December 31, 2021, respectively	171,816	164,007
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 48,293,979 and 47,446,061 shares at September 30, 2022 and December 31, 2021, respectively	5	5
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,741,074 and 3,783,074 shares at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(890,378)	(652,871)
Accumulated other comprehensive loss	(22,196)	(9,154)
Total EVO Payments, Inc. shareholders' deficit	(912,569)	(662,020)
Nonredeemable non-controlling interests	(192,764)	(170,638)
Total deficit	(1,105,333)	(832,658)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$1,796,082	$1,753,385

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$138,663	$135,041	$403,260	$363,456
Operating expenses:
Cost of services and products	21,831	19,121	66,278	54,276
Selling, general, and administrative	81,453	71,982	224,668	198,050
Depreciation and amortization	21,136	21,941	60,453	63,562
Total operating expenses	124,420	113,044	351,399	315,888
Other operating income	6,939	—	6,939	—
Income from operations	21,182	21,997	58,800	47,568
Other income (expense):
Interest income	769	454	2,229	1,024
Interest expense	(4,260)	(6,123)	(12,634)	(18,282)
Gain (loss) on investment in equity securities	4,425	(1,298)	2,122	968
Other income (expense), net	228	379	(658)	(340)
Total other income (expense)	1,162	(6,588)	(8,941)	(16,630)
Income before income taxes	22,344	15,409	49,859	30,938
Income tax expense	(18,513)	(8,284)	(29,614)	(19,859)
Net income	3,831	7,125	20,245	11,079
Less: Net income attributable to non-controlling interests in consolidated entities	3,845	3,259	9,545	6,484
Less: Net (loss) income attributable to non-controlling interests of EVO Investco, LLC	(220)	1,396	3,558	(196)
Net income attributable to EVO Payments, Inc.	206	2,470	7,142	4,791
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,672	2,511	7,809	7,338
Net loss attributable to Class A common stock	$(2,466)	$(41)	$(667)	$(2,547)

Earnings per share
Basic	$(0.05)	$(0.00)	$(0.01)	$(0.05)
Diluted	$(0.05)	$(0.00)	$(0.01)	$(0.05)

Weighted-average Class A common stock outstanding
Basic	48,151,438	47,380,034	47,853,503	46,979,057
Diluted	48,151,438	47,380,034	47,853,503	46,979,057

Comprehensive loss:
Net income	$3,831	$7,125	$20,245	$11,079
Change in fair value of interest rate swap, net of tax(1)	(1,667)	(49)	2,589	262
Change in fair value of cross currency swap, net of tax(2)	(151)	—	417	—
Unrealized loss on foreign currency translation adjustment, net of tax (3)	(22,762)	(13,337)	(44,599)	(21,386)
Other comprehensive loss	(24,580)	(13,386)	(41,593)	(21,124)
Comprehensive loss	(20,749)	(6,261)	(21,348)	(10,045)
Less: Comprehensive (loss) income attributable to non-controlling interests in consolidated entities	(904)	394	(884)	1,781
Less: Comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	(10,602)	(6,136)	(14,564)	(9,835)
Comprehensive loss attributable to EVO Payments, Inc.	$(9,243)	$(519)	$(5,900)	$(1,991)

(1)	Net of tax benefit of $0.2 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Net of tax expense of $(0.4) million and less than $(0.1) million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Net of tax benefit (expense) of less than $0.1 million and $(0.1) million for the three and nine months ended September 30, 2022, respectively.
(3)	Net of tax benefit of $4.2 million and $6.9 million for the three months ended September 30, 2022 and 2021, respectively. Net of tax benefit of $11.7 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
								Accumulated		Total
								deficit	Accumulated	EVO
	Redeemable						Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2022	152	$164,007	47,446	$5	3,783	$—	$—	$(652,871)	$(9,154)	$(662,020)	$(170,638)	$(832,658)	$1,029,090

Net income	—	—	—	—	—	—	—	2,583	—	2,583	(92)	2,491	2,665
Cumulative translation adjustment	—	—	—	—	—	—	—	—	1,901	1,901	35	1,936	(991)
Distributions	—	—	—	—	—	—	—	—	—	—	(344)	(344)	—
Share-based compensation expense	—	—	—	—	—	—	7,003	—	—	7,003	—	7,003	—
Vesting of equity awards	—	—	289	—	—	—	(2,659)	—	—	(2,659)	—	(2,659)	—
Exercise of stock options	—	—	41	—	—	—	603	—	—	603	—	603	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	66	—	—	66	—	66	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,534	—	—	—	—	(2,534)	—	—	(2,534)	—	(2,534)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	1,595	1,595	164	1,759	1,398
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	(5,916)	—	(5,916)	(469)	(6,385)	6,385
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	73,278	—	73,278	5,802	79,080	(79,080)
Balance, March 31, 2022	152	166,541	47,776	5	3,783	—	2,479	(582,926)	(5,658)	(586,100)	(165,542)	(751,642)	959,467

Net income	—	—	—	—	—	—	—	4,353	—	4,353	1,179	5,532	5,726
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(7,933)	(7,933)	(1,099)	(9,032)	(13,750)
Distributions	—	—	—	—	—	—	—	(3,384)	—	(3,384)	(262)	(3,646)	(6,989)
Share-based compensation expense	—	—	—	—	—	—	7,707	—	—	7,707	—	7,707	—
Vesting of equity awards	—	—	126	—	—	—	(423)	—	—	(423)	—	(423)	—
Exercise of stock options	—	—	35	—	—	—	549	—	—	549	—	549	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	31	—	—	31	—	31	—
Change in ownership of nonredeemable non-controlling interest	—	—	—	—	—	—	—	2,396	—	2,396	(2,396)	—	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,603	—	—	—	—	(2,603)	—	—	(2,603)	—	(2,603)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	556	556	57	613	486
Change in fair value of cross currency swap	—	—	—	—	—	—	—	—	288	288	29	317	251
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	3,424	—	—	3,424	270	3,694	(3,694)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	(16,137)	—	—	(16,137)	(1,274)	(17,411)	17,411
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	4,973	(4,973)	—	—	—	—	—
Balance, June 30, 2022	152	169,144	47,937	5	3,783	—	—	(584,534)	(12,747)	(597,276)	(169,038)	(766,314)	958,908

			Shareholders' Equity (Deficit)
								Accumulated		Total
								deficit	Accumulated	EVO
	Redeemable						Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests

Net income (loss)	—	—	—	—	—	—	—	206	—	206	(23)	183	3,648
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(8,523)	(8,523)	(992)	(9,515)	(13,247)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	2,133
Distributions	—	—	—	—	—	—	—	(65)	—	(65)	(122)	(187)	(1,681)
Share-based compensation expense	—	—	—	—	—	—	7,237	—	—	7,237	—	7,237	—
Vesting of equity awards	—	—	17	—	—	—	(74)	—	—	(74)	—	(74)	—
Exercise of stock options	—	—	298	—	—	—	6,149	—	—	6,149	—	6,149	—
Exchanges of Class D common stock for Class A common stock	—	—	42	—	(42)	—	(1,895)	—	—	(1,895)	1,895	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	81	—	—	81	—	81	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	46	—	—	46	—	46	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	2,672	—	—	—	—	(2,672)	—	—	(2,672)	—	(2,672)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	(849)	(849)	(85)	(934)	(733)
Change in fair value of cross currency swap	—	—	—	—	—	—	—	—	(77)	(77)	(8)	(85)	(66)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	(8,714)	—	—	(8,714)	(676)	(9,390)	9,390
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	(306,143)	—	—	(306,143)	(23,715)	(329,858)	329,858
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	305,985	(305,985)	—	—	—	—	—
Balance, September 30, 2022	152	$171,816	48,294	$5	3,741	$—	$—	$(890,378)	$(22,196)	$(912,569)	$(192,764)	$(1,105,333)	$1,288,210

See accompanying notes to unaudited condensed consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$20,245	$11,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,453	63,562
Gain on investment in equity securities	(2,122)	(968)
Amortization of deferred financing costs	890	2,006
Loss on disposal of equipment and improvements	—	872
Share-based compensation expense	21,947	21,459
Deferred taxes, net	8,090	14,118
Other	(2,541)	365
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,908)	3,048
Other receivables	(12,667)	3,091
Inventory	(3,966)	631
Other current assets	971	(1,439)
Operating lease right-of-use assets	5,878	4,912
Other assets	(3,789)	(2,777)
Accounts payable	1,969	3,631
Accrued expenses and other current liabilities	17,814	683
Settlement processing funds, net	22,208	(44,270)
Operating lease liabilities	(5,676)	(5,637)
Other	(1,358)	(2,310)
Net cash provided by operating activities	125,438	72,056
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,254)	(18,809)
Purchase of equipment and improvements	(26,774)	(25,929)
Acquisition of intangible assets	(18,256)	(6,871)
Collections of notes receivable	—	48
Net cash used in investing activities	(50,284)	(51,561)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(3,680)	(1,433)
Proceeds from long-term debt	11,200	—
Repayments of long-term debt	(22,225)	(4,945)
Deferred and contingent consideration paid	(1,593)	(484)
Repurchases of shares to satisfy minimum tax withholding	(3,156)	(4,463)
Proceeds from exercise of common stock options	7,301	7,668
Distributions to non-controlling interest holders	(9,398)	(10,914)
Contribution from non-controlling interest holders	2,133	1,487
Net cash used in financing activities	(19,418)	(13,084)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36,088)	(9,708)
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,648	(2,297)
Cash, cash equivalents, and restricted cash, beginning of period	410,615	418,539
Cash, cash equivalents, and restricted cash, end of period	$430,263	$416,242

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 57.4% of the membership interests of EVO, LLC as of September 30, 2022. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”).

The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across the Americas and Europe and servicing more than 600,000 merchants across more than 50 markets. The Company supports all major card types in the markets it serves.

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

(b)	Merger with Global Payments Inc.

On August 1, 2022, EVO, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc. (“Global Payments”) and Falcon Merger Sub, Inc., a wholly-owned subsidiary of Global Payments (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Global Payments has agreed to acquire EVO, Inc. in an all-cash transaction for $34.00 per share of Class A common stock. Pursuant to the Merger Agreement, Merger Sub will merge with and into EVO, Inc. (the “Merger”) with EVO, Inc. surviving the Merger as a wholly-owned subsidiary of Global Payments. Upon the consummation of the Merger, EVO, Inc. will cease to be a publicly traded company.

The Merger Agreement contains representations, warranties, covenants, closing conditions, and termination rights customary for transactions of this type. Until the earlier of the termination of the Merger Agreement and the effective time of the Merger, the Company has agreed to operate in the ordinary course of business and has agreed to certain other operating covenants, as set forth in the Merger Agreement.

The waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), expired on October 17, 2022 and on October 26, 2022, our stockholders approved a proposal to adopt the Merger Agreement, thereby satisfying two of the closing conditions contained in the Merger Agreement. The consummation of the Merger remains subject to the satisfaction or, to the extent permitted by law, waiver of other customary closing conditions, including, (i) the receipt of certain additional competition and other regulatory approvals outside of the United States, (ii) the lack of any governmental authority restraining, enjoining or otherwise prohibiting the Merger, and (iii) the absence of a “Material

Adverse Effect” (as defined in the Merger Agreement) with respect to EVO, Inc. The Company currently expects the Merger to be completed by the end of the first fiscal quarter of 2023.

(c)	Basis of Presentation and Use of Estimates

Certain prior period amounts have been reclassified to conform to the current period presentation where applicable.

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the unaudited condensed consolidated statements of changes in equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted in accordance with SEC rules that would ordinarily be required under U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

(d)	Principles of Consolidation

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

(e)	Cash and Cash Equivalents, Restricted Cash, Settlement Related Cash and Merchant Reserves

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of September 30, 2022 and December 31, 2021, settlement-related cash balances were $134.3 million and $133.3 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of September 30, 2022 and December 31, 2021, merchant reserves were $94.3 million and $101.6 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean subsidiary, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amount shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$429,760	$410,368
Restricted cash included in other assets	503	247
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$430,263	$410,615

(f)	Derivatives

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

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge. Investments in foreign operations with functional currencies other than the reporting currency are subject to foreign currency risk as foreign instruments are remeasured each period resulting in fluctuations in the cumulative translation adjustment (CTA) section within other comprehensive loss. Net investment hedge accounting offers protection from remeasurement risk as changes in fair value of the derivative are also recorded in CTA. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

(h)	Correction to previously reported consolidated statements of cash flows

The Company has revised the financing section of its unaudited condensed consolidated statements of cash flows to separately classify net repayments on its settlement lines of credit of approximately $1.4 million for the nine months ended September 30, 2021. As a result, the accompanying unaudited condensed consolidated statements of cash flows have been revised to correct this immaterial classification error by decreasing previously reported proceeds from long-term debt by approximately $5.1 million, and decreasing previously reported repayments of long-term debt by approximately $6.5 million, for the nine months ended September 30, 2021. This revision had no effect on our previously reported net cash flows from financing activities, or on any other previously reported amounts in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021.

(i)	Termination of marketing alliance agreement

The Company recognized income from liquidated damages of €7.0 million ($6.9 million, based on the foreign exchange rate as of the date presented) in other operating income in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, as a result of the termination of the marketing alliance agreement with Liberbank, S.A. (“Liberbank”). The net book value of the marketing alliance agreement intangible asset was zero as of September 30, 2022. Refer to Note 9, “Goodwill and Intangible Assets,” for further information.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration.

The Company also earns revenue from the sale and rental of electronic POS equipment. The revenue recognized from the sale and rental of POS equipment totaled $8.4 million and $9.7 million for the three months ended September 30, 2022 and 2021, respectively. The revenue recognized from the sale and rental of POS equipment totaled $27.5 million and $29.3 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company disaggregates revenue based on reporting segment and division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading international financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners. The Company also has referral arrangements with independent sales organizations (“ISOs”) that refer merchants to the Company.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports business-to-business (“B2B”) customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.

●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships where the merchant portfolio is not actively managed by the Company. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$35,482	$44,664	$80,146	$103,697	$125,854	$229,551
Tech-enabled	35,002	13,827	48,829	105,009	38,682	143,691
Traditional	9,688	—	9,688	30,018	—	30,018
Totals	$80,172	$58,491	$138,663	$238,724	$164,536	$403,260

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Americas	Europe	Total	Americas	Europe	Total

	(In thousands)			(In thousands)
Divisions:
Direct	$33,688	$42,833	$76,521	$95,041	$106,929	$201,970
Tech-enabled	34,740	12,784	47,524	99,522	29,697	129,219
Traditional	10,996	—	10,996	32,267	—	32,267
Totals	$79,424	$55,617	$135,041	$226,830	$136,626	$363,456

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

A summary of settlement processing assets and obligations is as follows:

	September 30,	December 31,
	2022	2021

	(In thousands)
Settlement processing assets:
Receivable from card networks	$250,481	$209,734
Receivable from merchants	91,471	101,947
Totals	$341,952	$311,681

Settlement processing obligations:
Settlement liabilities due to merchants	$(374,443)	$(320,537)
Merchant reserves	(94,289)	(101,572)
Totals	$(468,732)	$(422,109)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2022		2021

Numerator:
Net income attributable to EVO Payments, Inc.	$206	$7,142	$2,470	$4,791
Less: Accrual of redeemable preferred stock paid-in-kind dividends	2,672	7,809	2,511	7,338
Undistributed loss attributable to shares of Class A common stock	$(2,466)	$(667)	$(41)	$(2,547)

Denominator:
Weighted-average Class A common stock outstanding	48,151,438	47,853,503	47,380,034	46,979,057
Effect of dilutive securities	—	—	—	—
Total dilutive securities	48,151,438	47,853,503	47,380,034	46,979,057

Earnings per share:
Basic	$(0.05)	$(0.01)	$(0.00)	$(0.05)
Diluted	$(0.05)	$(0.01)	$(0.00)	$(0.05)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	152,250	152,250	152,250
Stock options	5,418,294	5,617,149	5,919,024	5,830,193
RSUs	1,711,009	1,671,549	1,367,414	1,368,750
RSAs	—	96	219	486
PSUs	302,374	242,564	—	—
Class C common stock	—	—	—	880,876
Class D common stock	3,755,226	3,773,689	3,798,987	3,040,722

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through September 30, 2022, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $212.2 million ($175.9 million net of amortization) and $180.4 million, respectively at September 30, 2022, and approximately $211.9 million ($184.1 million net of amortization) and $180.1 million, respectively at December 31, 2021. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of September 30, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

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

On August 1, 2022, EVO, Inc. entered into the Merger Agreement with Global Payments and Merger Sub. In connection with the execution and delivery of the Merger Agreement, EVO, Inc., EVO, LLC, and certain other parties to the TRA entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”), pursuant to which such parties agreed to certain terms with respect to the treatment of the TRA upon the consummation of the Merger. In the event the Merger Agreement is terminated, the TRA Amendment will no longer be of any force and effect.

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

The purchase price allocation, which was finalized during the quarter ended June 30, 2022, is provided within the table below:

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

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of September 30, 2022 and December 31, 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 5.85 years and 6.36 years at September 30, 2022 and December 31, 2021, respectively. The Company had no significant short-term leases as of September 30, 2022 and December 31, 2021.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 5.48% and 5.81% as of September 30, 2022 and December 31, 2021, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended September 30, 2022 and 2021 were $3.2 million and $2.6 million, respectively. These costs are included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Operating lease costs for the nine months ended September 30, 2022 and 2021 were $9.4 million and $8.1 million, respectively. Total lease costs include variable lease costs of approximately $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, which in each case are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Total lease costs include variable lease costs of $2.0 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2022 and 2021 was $6.9 million and $7.0 million, respectively, which is included as a component of cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

As of September 30, 2022, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2022 (remainder of the year)	$1,800
2023	8,555
2024	8,053
2025	7,536
2026	7,020
2027 and thereafter	12,140
Total future minimum lease payments (undiscounted)	45,104
Less: present value discount	(6,962)
Present value of lease liability	$38,142

(8)      Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	September 30,	December 31,
	Years	2022	2021

		(In thousands)
Card processing equipment	3-5	$168,101	$155,843
Office equipment	3-5	47,694	44,393
Computer software	3-5	60,039	60,226
Leasehold improvements	various	18,910	17,883
Furniture and fixtures	5-7	5,119	4,433
Totals		299,863	282,778
Less accumulated depreciation		(229,645)	(213,761)
Foreign currency translation adjustment		(7,808)	(511)
Totals		$62,410	$68,506

Depreciation expense related to equipment and improvements was $7.7 million and $9.6 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense related to equipment and improvements was $24.2 million and $29.5 million for the nine months ended September 30, 2022 and 2021, respectively.

In the nine months ended September 30, 2022, gross equipment and improvements, and accumulated depreciation were each reduced by $8.9 million and $8.3 million, respectively, and in the nine months ended September 30, 2021 by $5.3 million and $4.5 million, respectively, primarily related to asset retirements.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	September 30, 2022
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,713	$(206,615)	$(5,685)	$(33,023)	$52,390
Marketing alliance agreements	197,412	(93,430)	(7,557)	(24,513)	71,912
Internally developed and acquired software	131,347	(63,824)	(9,324)	(6,767)	51,432
Trademarks, definite-lived	20,851	(14,197)	-	(3,946)	2,708
Non-compete agreements	150	(56)	-	(30)	64
Total	$647,473	$(378,122)	$(22,566)	$(68,279)	$178,506

	December 31, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,056	$(197,187)	$(5,685)	$(30,713)	$63,471
Marketing alliance agreements	197,412	(79,811)	(7,557)	(20,896)	89,148
Internally developed and acquired software	110,396	(53,110)	(10,191)	(3,236)	43,859
Trademarks, definite-lived	22,068	(13,427)	(901)	(3,596)	4,144
Non-compete agreements	6,612	(6,487)	-	(21)	104
Total	$633,544	$(350,022)	$(24,334)	$(58,462)	$200,726

Amortization expense related to intangible assets was $13.5 million and $12.4 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $36.3 million and $34.1 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the gross carrying value of non-compete agreements, internally developed software, and definite-lived trademarks were reduced by $6.5 million, $2.2 million, and $1.2 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for fully amortized or previously impaired intangible assets.

Due to the Liberbank marketing alliance agreement termination, amortization of the respective intangible asset of $2.5 million was accelerated and as a result, its net book value was zero as of September 30, 2022.

Estimated amortization expense to be recognized during each of the five years subsequent to September 30, 2022:

(In thousands)
Years ending:
2022 (remainder of the year)	$11,734
2023	40,523
2024	30,665
2025	23,535
2026	16,741
2027 and thereafter	55,308
Total	$178,506

For each of the three and nine months ended September 30, 2022 and 2021, there were no impairments.

The following represents intangible assets, net by segment:

	September 30,	December 31,
	2022	2021

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$42,906	$49,435
Marketing alliance agreements	51,840	56,996
Internally developed and acquired software	39,881	28,812
Trademarks, definite-lived	1,316	1,497
Non-compete agreements	64	104
Total	136,007	136,844

Europe
Merchant contract portfolios and customer relationships	9,484	14,036
Marketing alliance agreements	20,072	32,152
Internally developed and acquired software	11,551	15,047
Trademarks, definite-lived	1,392	2,647
Total	42,499	63,882

Total intangible assets, net	$178,506	$200,726

The change in the carrying amount of goodwill for the nine months ended September 30, 2022, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2021	$274,930	$135,012	$409,942
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2021	274,930	110,721	385,651
Business combinations	6,790	—	6,790
Foreign currency translation adjustment	(3,573)	(18,297)	(21,870)
Goodwill, net, as of September 30, 2022	$278,147	$92,424	$370,571

(10)	Accounts Payable, Accrued Expenses, and Other Current Liabilities

The Company’s accounts payable, accrued expenses, and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Compensation and related benefits	$18,847	$23,205
Third-party processing and payment network fees	41,313	43,529
Trade payables	7,584	6,089
Taxes payable	31,136	20,399
Commissions payable to third parties	14,219	16,025
Unearned revenue	4,448	4,723
Other	25,178	19,979
Total accounts payable, accrued expenses, and other current liabilities	$142,725	$133,949

(11) Related Party Transactions

Related party balances consist of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Due from related parties, current	$601	$782
Due to related parties, current	(3,739)	(4,207)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary, which are included as a component of other current assets on the unaudited condensed consolidated balance sheets.

Due to related parties, current, consists of $2.9 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $0.8 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively, representing commissions payable to unconsolidated investees of the Company. The liability is included as a component of accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Due to related parties, long-term, consists of ISO commission reserves in connection with an unconsolidated investee, which are included as a component of other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of September 30, 2022 and December 31, 2021, the liability related to this lease amounted to $0.8 million and $1.9 million, respectively, and is included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of September 30, 2022 and December 31, 2021, these lease liabilities amounted to $0.2 million and $0.4 million, respectively, and are included in the operating lease liabilities on the unaudited condensed consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $2.8 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, and is netted against revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. Related party commission expense incurred with unconsolidated investees of the Company amounted to $9.0 million and $9.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member and holder of LLC interests of EVO, LLC. Blueapple is controlled by entities affiliated with the Company’s founder and chairman. The expense related to these services was less than $0.1 million for each of the three months ended September 30, 2022 and 2021. The expense related to these services was $0.2 million for each of the nine months ended September 30, 2022 and 2021.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For each of the three months ended September 30, 2022 and 2021, the Company paid commissions of less than $0.1 million related to this activity. For the nine months ended September 30, 2022 and 2021, the Company paid commissions of less than $0.1 million and $0.1 million related to this activity, respectively.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For each of the three months ended September 30, 2022 and 2021, the Company paid $0.1 million in brokerage fees and other expenses to NFP. For each of the nine months ended September 30, 2022 and 2021, the Company paid $0.6 million in brokerage fees and other expenses to NFP.

(12)	Income Taxes

The Company’s effective tax rate (“ETR”) was 82.9% and 59.4% for the three and nine months ended September 30, 2022, respectively. The Company’s ETR was 53.8% and 64.2% for the three and nine months ended September 30, 2021, respectively. The Company recorded a net discrete tax expense of $6.3 million in the three and nine months ended September 30, 2022. The $6.3 million net discrete tax expense primarily related to changes in uncertain tax positions. The Company recorded a net discrete tax expense of $0.8 million and $4.2 million in the three and nine months ended September 30, 2021. The $4.2 million net discrete tax expense primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain. The variance in the ETR for the three and nine months ended September 30, 2022 and 2021 was also impacted by the mix of U.S. and non-U.S. earnings and related tax expense, the tax treatment of income attributable to non-controlling interests and the exclusion of tax benefits related to losses recorded in certain foreign operations. The income attributable to the non-controlling interests is taxable to EVO, LLC’s individual owners other than the Company. Income tax liabilities are incurred with respect to foreign operations whereas income of EVO, LLC in the U.S. flows through and is taxable to EVO, LLC’s owners.

Management assesses the available and objectively verifiable evidence to estimate whether sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective, negative evidence evaluated was the cumulative loss incurred in certain jurisdictions over the preceding twelve quarters ended September 30, 2022. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections of future growth. As a result, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022. The Company has established a valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain foreign jurisdictions. Release of a valuation allowance would result in the realization of all or a portion of the related deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

(13)     Long-Term Debt and Lines of Credit

Credit Facility

In November 2021, EVO Payments International, LLC (“EPI”), a wholly-owned subsidiary of EVO, Inc., entered into a Second Restatement Agreement to Amended and Restated Credit Agreement (the “Restatement Agreement”) by and among EPI, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as administrative agent, Truist Bank, as the successor administrative agent and the lenders party thereto, to amend and restate our existing senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). As of September 30, 2022, the Senior Secured Credit Facilities include revolver commitments of $200.0 million that mature in November 2026 and a $588.0 million term loan that matures in November 2026.

As of September 30, 2022, the term loan bears an interest rate of 4.87% and the revolving credit facility had no borrowings outstanding.

As of September 30, 2022 and December 31, 2021, the Company’s long-term debt consists of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Term loan	$576,975	$588,000
Less debt issuance costs	(4,487)	(5,310)
Total long-term debt	572,488	582,690
Less current portion of long-term debt, net of current portion of debt issuance costs	(14,092)	(14,058)
Total long-term debt, net of current portion	$558,396	$568,632

Principal payment requirements on the above obligations in each of the years remaining subsequent to September 30, 2022 are as follows:

Years ending:	(In thousands)
2022 (remainder of the year)	$3,675
2023	14,700
2024	29,400
2025	44,100
2026	485,100
2027 and thereafter	—
Total	$576,975

The Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of September 30, 2022, the Company was in compliance with all its financial covenants under the Senior Secured Credit Facilities.

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At September 30, 2022 and December 31, 2021, the Company had $3.6 million and $8.0 million outstanding under these lines of credit, respectively, with additional capacity of $127.3 million and $142.6 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 8.3% and 5.2% as of September 30, 2022 and December 31, 2021, respectively.

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

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective for the quarter ended September 30, 2022.

The interest rate swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$4,276

	December 31, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$1,297

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

The table below presents the effect of hedge accounting on accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2022		2021

	(In thousands)
Beginning accumulated derivative gain (loss) in accumulated other comprehensive loss	$6,192	$1,297	$(113)	$(533)
Derivative gain (loss) recognized in the current period in accumulated other comprehensive loss	663	6,220	(250)	(36)
Less: Derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	2,579	3,241	(131)	(337)
Ending accumulated derivative gain (loss) in accumulated other comprehensive loss	$4,276	$4,276	$(232)	$(232)

The table below presents the effect of hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2022		2021

	(In thousands)
Total interest expense including the effects of cash flow hedges	$(4,260)	$(12,634)	$(6,123)	$(18,282)
Derivative gain (loss) reclassified from accumulated other comprehensive loss into interest expense	$2,579	$3,241	$(131)	$(337)

The Company estimates that an additional $4.3 million will be reclassified as a decrease to interest expense over the remaining months through expiration.

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

The cross currency swap is designated as a net investment hedge involving the receipt of functional currency floating rate amounts from a counterparty in exchange for the Company making foreign currency floating rate payments over the life of the agreement. The loss on the swap prior to designation was recorded in prior-period earnings.

The cross currency swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the cross currency swap and its classification on the unaudited condensed consolidated balance sheets as of September 30, 2022:

	September 30, 2022
	Balance Sheet	Fair Value
	Location	(In thousands)

Cross Currency Swap - current portion	Other current assets	$491
Cross Currency Swap - long-term portion	Other long-term liabilities	$(337)

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

The table below presents the effect of the Company’s net investment hedge on accumulated other comprehensive loss for the three and nine months ended September 30, 2022:

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30, 2022
	(In thousands)

Cross Currency Swap	$(173)	Interest expense	$—

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30, 2022
	(In thousands)

Cross Currency Swap	$480	Interest expense	$—

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

The forward contract is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the forward contract and its classification on the unaudited condensed consolidated balance sheets as of September 30, 2022:

		September 30, 2022
	Settlement	Balance Sheet	Fair Value
	Date	Location	(In thousands)

Forward Contract	April 13, 2023	Other current assets	$7,493

The Company did not designate the forward contract, foreign currency swap, and window forward contracts as an accounting hedge. Any realized and unrealized gains or losses resulting from adjusting the swap and forwards to fair value are recorded as a component of other income (expense), to offset the realized and unrealized gains or losses recorded within other income (expense) from the remeasurement of the intercompany balance being hedged. Cash flows resulting from the settlements will be presented as a component of cash flows from operating activities within the unaudited condensed consolidated statements of cash flows.

The table below presents the realized and unrealized gains (losses) on the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022:

	Realized/ Unrealized	Location of	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	Gain (Loss)	Gain (Loss)	2022		2021

			(In thousands)
Forward Contract	Unrealized gain	Other income	$4,725	$7,493	$—	$—
Foreign Currency Swap	Realized loss	Other expense	—	—	(13)	(13)
Window Forwards	Realized loss	Other expense	—	—	(43)	(43)

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$11,958	$16,437
Income taxes paid	8,990	7,855

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$9,583	$2,572
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	—	(3,157)
Software and equipment assets acquired by assuming directly related liabilities	1,254	—
Deferred consideration payable	5,182	3,438
Contingent consideration payable	—	471
Accrual of redeemable preferred stock paid-in-kind-dividends	7,809	7,338
Exchanges of Class C and Class D common stock for Class A common stock	1,895	15,038

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

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net loss attributable to Class A common stockholders on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2022, the carrying value of the preferred stock has been increased by $2.7 million and $7.8 million, respectively, for the accretion of the PIK dividend. For the three and nine months ended September 30, 2021, the carrying value of the preferred stock has been increased by $2.5 million and $7.3 million, respectively, for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the unaudited condensed consolidated balance sheets. If a change of control were to occur as of September 30, 2022, the Company might have been required to repurchase the Preferred Stock for $263.8 million. As of September 30, 2022, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable, as the occurrence of a business combination as defined under generally accepted accounting principles would not be considered probable until it has been consummated. Therefore, the Preferred Stock is not accreted to the current redemption value.

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

As of September 30, 2022, EVO, Inc. owns 57.4% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the Nasdaq stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2022	$823,386	$198,531	$7,173	$1,029,090
Contributions	—	—	2,133	2,133
Distributions	—	(8,670)	—	(8,670)
Net income (loss) attributable to RNCI	3,183	9,951	(1,095)	12,039
Unrealized loss on foreign currency translation adjustment	(17,559)	(10,036)	(393)	(27,988)
Unrealized gain on change in fair value of interest rate swap	1,151	—	—	1,151
Unrealized gain on change in fair value of cross currency swap	185	—	—	185
Increase in the maximum redemption amount of RNCI	268,189	19,569	—	287,758
Allocation of eService fair value RNCI adjustment to Blueapple	(7,488)	—	—	(7,488)
Ending balance, September 30, 2022	$1,071,047	$209,345	$7,818	$1,288,210

	Blueapple	eService	Chile	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	1,487	1,487
Distributions	—	(13,655)	—	(13,655)
Net income (loss) attributable to RNCI	47	10,329	(1,595)	8,781
Unrealized loss on foreign currency translation adjustment	(10,313)	(5,045)	(721)	(16,079)
Unrealized gain on change in fair value of interest rate swap	707	—	—	707
(Decrease) increase in the maximum redemption amount of RNCI	(25,009)	20,466	7,543	3,000
Allocation of eService fair value RNCI adjustment to Blueapple	(7,869)	—	—	(7,869)
Allocation of Chile fair value RNCI adjustment to Blueapple	(2,915)	—	—	(2,915)
Ending balance, December 31, 2021	$823,386	$198,531	$7,173	$1,029,090

(18)     Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	September 30, 2022
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$43,003	$—	$—	$43,003
Contingent consideration	—	—	(377)	(377)
Blueapple RNCI	(1,071,047)	—	—	(1,071,047)
eService RNCI	—	—	(209,345)	(209,345)
Chile RNCI	—	—	(7,818)	(7,818)
Interest rate swap	—	4,276	—	4,276
Cross currency swap	—	154	—	154
Forward contract	—	7,493	—	7,493
Investment in equity securities	—	30,627	—	30,627
Total	$(1,028,044)	$42,550	$(217,540)	$(1,203,034)

	December 31, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$95,919	$—	$—	$95,919
Contingent consideration	—	—	(611)	(611)
Blueapple RNCI	(823,386)	—	—	(823,386)
eService RNCI	—	—	(198,531)	(198,531)
Chile RNCI	—	—	(7,173)	(7,173)
Interest rate swap	—	1,297	—	1,297
Investment in equity securities	—	25,398	—	25,398
Total	$(727,467)	$26,695	$(206,315)	$(907,087)

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

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which was 14.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 11.5%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of September 30, 2022 were 5.25x-5.75x and 9.25x-10.75x for revenue and EBITDA, respectively.

The estimated fair value of Chile’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the WACC used to discount the future cash flows, which was 17.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 17.9%, based on historic trends, current and expected market conditions, and management’s forecast assumptions. A future increase in the WACC would result in a decrease in the fair value of RNCI in Chile. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in Chile. In applying the market approach, the valuation multiples as of September 30, 2022 were 1.75x and 6.00x for revenue and EBITDA, respectively.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of September 30, 2022. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the interest rate swap was a $4.3 million asset and $1.3 million asset at September 30, 2022 and December 31, 2021, respectively.

In April 2022, the Company entered into a cross currency swap to hedge the risk of fluctuations in the exchange rate related to a net investment in a foreign subsidiary. The fair value of the cross currency swap was determined based on the cash flows of the swap contract, forward foreign exchange points and interest rate market data, which are derived from readily observable market inputs. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was significant to the overall valuation. As a result, the fair value of the cross currency swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the cross currency swap was a $0.2 million asset at September 30, 2022.

In April 2022, the Company entered into a forward contract to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The fair value of the forward contract was determined based on an estimate of the expected cash flows using the mark-to-market rate as of September 30, 2022. The Company also considers counterparty credit risk in the determination of fair value. The mark-to-market rates are derived from observable inputs and thus fall within Level 2 of the valuation hierarchy. As described in Note 14, “Derivatives,” the fair value of the forward contract was a $7.5 million asset at September 30, 2022.

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

The Visa Series C preferred stock is convertible into Visa Series A preferred stock at periodic intervals over the 12 year period following the acquisition date at Visa’s discretion. In July 2022 and September 2020, Visa issued a partial conversion and conversion adjustment with respect to its Series C preferred stock. Pursuant to the partial conversion and conversion adjustment, holders of Series C preferred stock received shares of Series A preferred stock and the conversion ratio for such holder’s shares of Series C preferred stock was reduced. The Series A preferred stock is convertible into shares of Visa Class A common stock upon a transfer to any holder that is eligible to hold Visa Class A common stock. Holders of Series A preferred stock are able to effectuate a transfer to an eligible holder through a sales facility established by Visa’s transfer agent or through a third party broker.

The Visa Series A preferred stock, which is presented in investments in equity securities on the unaudited condensed consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized a gain of $4.4 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, and a loss of $1.3 million and a gain of $1.0 million for the three and nine months ended September 30, 2021, respectively. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €3.5 million and €6.5 million ($4.0 million and $7.4 million based on the foreign exchange rate at the time of the acquisition) as of September 30, 2022 and December 31, 2021, respectively, and is presented in other assets on the unaudited condensed consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $8.9 million and $20.3 million as of September 30, 2022 and December 31, 2021, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of September 30, 2022, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature.

The estimated fair value of long-term debt as of September 30, 2022 and December 31, 2021 was $577.0 million and $588.0 million, respectively, which approximated its carrying value as long-term debt bore interest based on prevailing variable market rates and as such was categorized as a Level 2 in the fair value hierarchy.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy as of September 30, 2022 and December 31, 2021.

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

In December 2020, the Company filed a claim in the Court of First Instance in Madrid, Spain seeking recovery in connection with Santander’s breach of certain of its exclusivity, non-compete and merchant referral obligations under the commercial agreements between the parties. The matter has been scheduled for trial commencing in November 2022  and the Company cannot at this time determine the likelihood of any outcome or any damages that may be awarded to it. There can be no assurance as to when or if the Company will recover the amounts to which the Company believes it is entitled.

As previously disclosed, following announcement of the Merger, ten purported stockholders of EVO, Inc. filed complaints against EVO, Inc., members of the Board and/or Global Payments alleging claims under (i) Section 14(a) and Section 20(a) of the Exchange Act, (ii) the Georgia Uniform Securities Act of 2008 and/or (iii) New York common law (collectively, the “Complaints”). Seven suits were filed in the U.S. District Court for the Southern District of New York, one suit was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division, one suit was filed in the U.S. District Court for the District of Delaware and one suit was filed in the Supreme Court of the State of New York for the County of Nassau. As of the date of this Quarterly Report on Form 10-Q, all ten lawsuits have been voluntarily dismissed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Segment revenue:
Americas	$80,172	$79,424	$238,724	$226,830
Europe	58,491	55,617	164,536	136,626
Revenue	$138,663	$135,041	$403,260	$363,456

Segment profit:
Americas	$36,558	$37,327	$105,167	$105,084
Europe	33,251	22,086	65,371	48,267
Total segment profit	69,809	59,413	170,538	153,351
Corporate	(19,446)	(10,481)	(37,419)	(26,618)
Depreciation and amortization	(21,136)	(21,941)	(60,453)	(63,562)
Net interest expense	(3,491)	(5,669)	(10,405)	(17,258)
Provision for income tax expense	(18,513)	(8,284)	(29,614)	(19,859)
Share-based compensation expense	(7,237)	(9,172)	(21,947)	(21,459)
Less: Net (loss) income attributable to non-controlling interests of EVO Investco, LLC	(220)	1,396	3,558	(196)
Net income attributable to EVO Payments, Inc.	$206	$2,470	$7,142	$4,791

Capital expenditures:
Americas	$4,302	$2,556	$12,605	$9,244
Europe	4,395	3,414	14,169	16,685
Consolidated total capital expenditures	$8,697	$5,970	$26,774	$25,929

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	September 30,	December 31,
	2022	2021

	(In thousands)
Long-lived assets:
United States	$29,095	$30,228
Poland	28,093	31,534
Mexico	17,420	18,554
Other	24,040	22,894
Totals	$98,648	$103,210

Revenue is attributed to individual countries based on the location where the relationship is managed. For the three months ended September 30, 2022, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 34.4%, 19.8%, and 18.7%, respectively. For the three months ended September 30, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 36.5%, 18.8%, and 19.4%, respectively. For the nine months ended September 30, 2022, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 35.5%, 20.2%, and 18.2%, respectively. For the nine months ended September 30, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 39.1%, 20.1%, and 17.7%, respectively. For the three and nine months ended September 30, 2022 and 2021, no individual customer represented more than 10% of total revenue.

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Share-based compensation expense	$7,237	$9,172	$21,947	$21,459
Income tax benefit	$(1,284)	$(1,350)	$(3,649)	$(3,271)

Restricted stock units

Service-Based Restricted Stock Units

The Company recognized share-based compensation expense for RSUs granted of $4.4 million and $4.7 million, for the three months ended September 30, 2022 and 2021, respectively. The Company recognized share-based compensation expense for RSUs granted of $12.7 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2021	1,339	$24.35
Granted	989	23.74
Vested	(567)	22.56
Forfeited	(65)	24.32
Balance at September 30, 2022	1,696	$24.58

As of September 30, 2022 and 2021, total unrecognized share-based compensation expense related to outstanding RSUs was $31.6 million and $25.7 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual vesting installments over a period of three or four years from the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 and all participants as part of the annual 2022 grant, vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 2.0 years as of September 30, 2022 and 2.3 years as of September 30, 2021. The total fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $12.8 million and $9.6 million, respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $1.9 million and $4.1 million, for the three months ended September 30, 2022 and 2021, respectively. The Company recognized share-based compensation expense for the service-based stock options granted of $6.8 million and $10.1 million, for the nine months ended September 30, 2022 and 2021, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2021	5,491	$8.11	$22.19	7.67	$19,802
Granted	—	—	—	—	—
Exercised	(374)	7.23	19.53	—	3,759
Forfeited	(114)	9.18	25.32	—	—
Balance at September 30, 2022	5,003	$8.15	22.31	6.91	$55,000

Exercisable at September 30, 2022	3,409	$7.72	$20.75	6.55	$42,798

As of September 30, 2022 and 2021, total unrecognized share-based compensation expense related to unvested service-based stock options was $10.0 million and $21.0 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 1.5 years as of September 30, 2022 and 2.3 years as of September 30, 2021. Stock options granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual installments over a period of four years from grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant.

Market and Service-Based Stock Options

During the quarter ended March 31, 2021, 287,395 stock options with a fair value of approximately $2.9 million were granted to the Company’s CEO. These options vest only upon the satisfaction of certain market-based and service-based vesting conditions. The market-based vesting condition, which was met in the second quarter of 2021, required that the twenty trading day trailing average price for the Company’s Class A common stock must equal or exceed 110% of the closing price of the Company’s Class A common stock on the grant date for a period of twenty consecutive trading days. In addition, the options are subject to a service-based vesting condition that is satisfied in three equal annual installments on the first, second and third anniversaries of the grant date. As of September 30, 2022, 95,798 stock options were exercisable.

For the purpose of calculating share-based compensation expense, the fair value of this grant was determined through the application of the Monte-Carlo simulation model with the following assumptions:

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3.0 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $0.2 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The Company recognized share-based compensation expense for these stock options of $0.4 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and 2021, total unrecognized share-based compensation expense related to these stock options was $0.7 million and $1.9 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.1 years as of September 30, 2022 and 1.6 years as of September 30, 2021.

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

The Company recognized share-based compensation expense for PSUs granted of $0.4 million and $0.9 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, total unrecognized share-based compensation expense related to outstanding PSUs was $3.5 million. The weighted-average remaining vesting period over which expense will be recognized for unvested PSUs is 2.4 years as of September 30, 2022.

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

The Company recognized share-based compensation expense for these MPSUs of $0.4 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, total unrecognized share-based compensation expense related to these MPSUs was $3.2 million. The weighted-average remaining vesting period over which expense will be recognized for these MPSUs is 2.5 years as of September 30, 2022.

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

We are a global merchant acquirer and payment processor, with approximately 2,400 employees on four continents, servicing over 600,000 merchants in the Americas and Europe. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution and tech-enabled referral partnerships, (2) our three proprietary, in-house processing platforms that are connected by a single point of integration, and (3) a comprehensive suite of payment and commerce solutions, including integrated software, at the POS, eCommerce, and B2B solutions. We believe these points of differentiation allow us to deliver strong organic growth, increase market share, and attract additional relationships with financial institutions, technology companies, and other strategic partners.

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

Executive overview

We delivered solid financial performance in the three and nine months ended September 30, 2022, as demonstrated by the highlights below:

●	Revenue for the three months ended September 30, 2022 was $138.7 million, an increase of 2.7% compared to the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 was $403.3 million, an increase of 11.0% compared to the nine months ended September 30, 2021. The increase was due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe for the nine months ended September 30, 2022. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.
●	Americas segment profit for the three months ended September 30, 2022 was $36.6 million, 2.1% lower than the three months ended September 30, 2021. The decrease was primarily due to higher employee compensation as a result of headcount growth. Americas segment profit for the nine months ended September 30, 2022 was $105.2 million, 0.1% higher than the nine months ended September 30, 2021.
●	Europe segment profit for the three months ended September 30, 2022 was $33.3 million, 50.6% higher than the three months ended September 30, 2021. Europe segment profit for the nine months ended September 30, 2022 was $65.4 million, 35.4% higher than the nine months ended September 30, 2021. The increase was primarily due to the recognition of a gain related to our investment in Visa Series A preferred stock, operating income from the termination of the marketing alliance agreement with Liberbank, and an increase in revenue driven by growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially for the nine months ended September 30, 2022. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.
●	We processed approximately 1.3 billion transactions in the three months ended September 30, 2022, an increase of 12.1% from the three months ended September 30, 2021. We processed approximately 3.6 billion transactions in the nine months ended September 30, 2022, an increase of 19.7% from the nine months ended September 30, 2021.

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

The Merger Agreement has been unanimously adopted by our board of directors, and the stockholders of EVO, Inc. approved the Merger at the Special Meeting held on October 26, 2022. In addition, the waiting period applicable under the HSR Act expired on October 17, 2022. The consummation of the Merger remains subject to the satisfaction or, to the extent permitted by law, waiver of other customary closing conditions, including, (i) the receipt of certain additional competition and other regulatory approvals outside of the United States, (ii) the lack of any governmental authority restraining, enjoining or otherwise prohibiting the Merger, and (iii) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to EVO, Inc. We currently expect the Merger to be completed by the end of the first fiscal quarter of 2023.

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

Business trends and challenges

Economic conditions and uncertainties

Global economic challenges, including the impact of the crisis in Russia and Ukraine, the COVID-19 pandemic, severe and sustained inflation, rising interest rates, supply chain disruptions, and foreign exchange fluctuations could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market. We closely monitor economic conditions and the impact to our revenue. In response to potential reductions in revenue, we can take actions to align our cost structure and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of potential future adverse economic conditions and reductions in our revenue.

COVID-19

We have seen increased economic activity resulting from the abatement of COVID-19 related restrictions; however, the COVID-19 pandemic continues to evolve, impacting global economic conditions and causing market volatility which has impacted, and will likely continue to impact our business. We continue to monitor the COVID-19 pandemic to assess and mitigate potential adverse impacts to our business. Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are continuing to see in our markets.

For additional discussion regarding our risks related to the COVID-19 pandemic, see Part I, Item 1A, "Risk Factors" included in our 2021 Annual Report on Form 10-K.

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

Financial institution partners

We maintain referral partnerships with a number of leading financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, and BCI, among others. We commenced operations in Chile through our joint venture with BCI at the end of the second quarter in 2021. Our pending joint venture and exclusive referral relationship with the National Bank of Greece is expected to be completed by the end of 2022, subject to regulatory approvals and other customary conditions.

These long-term relationships are structured in various ways, such as commercial alliance relationships and joint ventures, and our bank partners typically provide exclusive merchant referrals and credit facilities to support the settlement process. Prior to entering in to the Merger Agreement, we actively evaluated opportunities to expand our business through entry into additional long-term relationships consistent with our strategy. Our relationships with our financial institution partners may be impacted by, among other things, consolidations and other transactions in the banking and payments industries.

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

Following the merger of Unicaja Banco, S.A. and Liberbank, and pursuant to the procedures set forth in the marketing alliance agreement related to a change of control of Liberbank, the parties elected to terminate the marketing alliance agreement in the third quarter of 2022. Income from liquidated damages of €7.0 million ($6.9 million, based on the foreign exchange rate as of the date presented) was recognized in other operating income on the unaudited condensed consolidated statements of operations. The termination of the Liberbank marketing alliance agreement will not have a material impact to our financial position, results of operations, or cash flows.

One of our Spanish financial institution referral partners, Banco Popular, was acquired by Santander in June 2017. As reported previously and reflected in our previous years’ financial statements, Santander’s acquisition of Banco Popular has adversely impacted our business in Spain. Revenues from this channel have declined significantly primarily due to reduced merchant referrals following the acquisition and the bank’s failure to perform certain of its other obligations under our agreements. See Note 19, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information.

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

For the three months ended September 30, 2022, we processed approximately 1.3 billion transactions, which included approximately 0.3 billion transactions in the Americas and approximately 1.0 billion transactions in Europe. This represents a decrease of 0.7% in the Americas and an increase of 16.1% in Europe for an aggregate increase of 12.1% compared to the three months ended September 30, 2021. Transactions processed in the Americas and Europe accounted for 20.9% and 79.1%, respectively, of the total transactions we processed for the three months ended September 30, 2022.

For the nine months ended September 30, 2022, we processed approximately 3.6 billion transactions, which included approximately 0.8 billion transactions in the Americas and approximately 2.8 billion transactions in Europe. This represents an increase of 3.3% in the Americas and an increase of 25.4% in Europe for an aggregate increase of 19.7% compared to the nine months ended September 30, 2021. Transactions processed in the Americas and Europe accounted for 22.2% and 77.8%, respectively, of the total transactions we processed for the nine months ended September 30, 2022.

The changes in the transactions processed in the three and nine months ended September 30, 2022 were primarily driven by the growth in our merchant portfolio, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions especially in Europe.

Comparison of results for the three months ended September 30, 2022 and 2021

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Three Months Ended		Three Months Ended
(dollar amounts in thousands)	September 30, 2022	% of revenue	September 30, 2021	% of revenue	$ change	% change
Segment revenue:
Americas	$80,172	57.8%	$79,424	58.8%	$748	0.9%
Europe	58,491	42.2%	55,617	41.2%	2,874	5.2%
Revenue	$138,663	100.0%	$135,041	100.0%	$3,622	2.7%

Operating expenses:
Cost of services and products	$21,831	15.7%	$19,121	14.2%	$2,710	14.2%
Selling, general, and administrative	81,453	58.7%	71,982	53.3%	9,471	13.2%
Depreciation and amortization	21,136	15.2%	21,941	16.2%	(805)	(3.7%)
Total operating expenses	124,420	89.7%	113,044	83.7%	11,376	10.1%
Other operating income	6,939	5.0%	—	0.0%	6,939	100.0%
Income from operations	$21,182	15.3%	$21,997	16.3%	$(815)	(3.7%)

Segment profit:
Americas	$36,558	26.4%	$37,327	27.6%	$(769)	(2.1%)
Europe	$33,251	24.0%	$22,086	16.4%	$11,165	50.6%

Revenue

Revenue was $138.7 million for the three months ended September 30, 2022, an increase of $3.6 million, or 2.7%, compared to the three months ended September 30, 2021.

Americas segment revenue was $80.2 million for the three months ended September 30, 2022, an increase of $0.7 million, or 0.9% compared to the three months ended September 30, 2021.

Europe segment revenue was $58.5 million for the three months ended September 30, 2022, an increase of $2.9 million, or 5.2%, compared to the three months ended September 30, 2021. The increase was primarily due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, and sales-related activity, including the expansion of our tech-enabled partners. This growth was negatively impacted by the changes in foreign exchange rates.

Operating expenses

Cost of services and products

Cost of services and products was $21.8 million for the three months ended September 30, 2022, an increase of $2.7 million, or 14.2%, compared to the three months ended September 30, 2021, primarily due to the increase in transactions processed, which was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $81.5 million for the three months ended September 30, 2022, an increase of $9.5 million, or 13.2%, compared to the three months ended September 30, 2021. The increase was primarily due to higher professional fees related to the Merger.

Depreciation and amortization

Depreciation and amortization was $21.1 million for the three months ended September 30, 2022, a decrease of $0.8 million, or 3.7%, compared to the three months ended September 30, 2021, primarily due to the impact of the strong U.S. dollar on foreign exchange rates, partially offset by the accelerated amortization related to the termination of the Liberbank marketing alliance agreement.

Other operating income

Other operating income was $6.9 million for the three months ended September 30, 2022. This income was recognized as a result of the termination of the marketing alliance agreement with Liberbank, in lieu of future merchant referrals and revenue that would have otherwise been earned.

Interest expense

Interest expense was $4.3 million for the three months ended September 30, 2022, a decrease of $1.8 million, or 30.4%, compared to the three months ended September 30, 2021. The decrease was primarily due to the reduction in the credit spread on the term loan as a result of the refinancing on November 1, 2021.

Income tax expense

Income tax expense represents federal, state, local, and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state, and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the three months ended September 30, 2022, we recorded a tax expense of $18.5 million, which included a net discrete tax expense of $6.3 million primarily related to changes in uncertain tax positions. For the three months ended September 30, 2021, we recorded a tax expense of $8.3 million, which included a net discrete tax expense of $0.8 million.

Segment performance

Americas segment profit for the three months ended September 30, 2022 was $36.6 million, compared to $37.3 million for the three months ended September 30, 2021, a decrease of 2.1%. The decrease was primarily due to higher employee compensation as a result of headcount growth. Americas segment profit margin was 45.6% for the three months ended September 30, 2022, compared to 47.0% for the three months ended September 30, 2021.

Europe segment profit was $33.3 million for the three months ended September 30, 2022, compared to $22.1 million for the three months ended September 30, 2021, an increase of 50.6%. The increase was primarily due to the recognition of a gain related to our investment in Visa Series A preferred stock, operating income from the termination of the marketing alliance agreement with Liberbank, and an increase in revenue driven by growth in our merchant portfolio, processing volumes and transactions, increased card adoption, and sales-related activity, including the expansion of tech-enabled partners. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates. Europe segment profit margin was 56.8% for the three months ended September 30, 2022, compared to 39.7% for the three months ended September 30, 2021.

Corporate expenses not allocated to a segment were $19.4 million for the three months ended September 30, 2022, compared to $10.5 million for the three months ended September 30, 2021. The increase was primarily due to higher professional fees related to the Merger.

Comparison of results for the nine months ended September 30, 2022 and 2021

The following table sets forth the unaudited condensed consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Nine Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2022	% of revenue	September 30, 2021	% of revenue	$ change	% change
Segment revenue:
Americas	$238,724	59.2%	$226,830	62.4%	$11,894	5.2%
Europe	164,536	40.8%	136,626	37.6%	27,910	20.4%
Revenue	$403,260	100.0%	$363,456	100.0%	$39,804	11.0%

Operating expenses:
Cost of services and products	$66,278	16.4%	$54,276	14.9%	$12,002	22.1%
Selling, general, and administrative	224,668	55.7%	198,050	54.5%	26,618	13.4%
Depreciation and amortization	60,453	15.0%	63,562	17.5%	(3,109)	(4.9%)
Total operating expenses	351,399	87.1%	315,888	86.9%	35,511	11.2%
Other operating income	6,939	1.7%	—	0.0%	6,939	100.0%
Income from operations	$58,800	14.6%	$47,568	13.1%	$11,232	23.6%

Segment profit:
Americas	$105,167	26.1%	$105,084	28.9%	$83	0.1%
Europe	$65,371	16.2%	$48,267	13.3%	$17,104	35.4%

Revenue

Revenue was $403.3 million for the nine months ended September 30, 2022, an increase of $39.8 million, or 11.0%, compared to the nine months ended September 30, 2021.

Americas segment revenue was $238.7 million for the nine months ended September 30, 2022, an increase of $11.9 million, or 5.2%, compared to the nine months ended September 30, 2021. The increase was primarily due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, and sales-related activity.

Europe segment revenue was $164.5 million for the nine months ended September 30, 2022, an increase of $27.9 million, or 20.4%, compared to the nine months ended September 30, 2021. The increase was primarily due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions. This growth was negatively impacted by the changes in foreign exchange rates.

Operating expenses

Cost of services and products

Cost of services and products was $66.3 million for the nine months ended September 30, 2022, an increase of $12.0 million, or 22.1%, compared to the nine months ended September 30, 2021, primarily due to the increase in transactions processed, which was partially offset by the impact of the strong U.S. dollar on foreign exchange rates.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $224.7 million for the nine months ended September 30, 2022, an increase of $26.6 million, or 13.4%, compared to the nine months ended September 30, 2021. The increase was primarily due to higher professional fees related to the Merger, personnel costs due to growth in headcount, and incentive compensation expenses based on business performance.

Depreciation and amortization

Depreciation and amortization was $60.5 million for the nine months ended September 30, 2022, a decrease of $3.1 million, or 4.9%, compared to the nine months ended September 30, 2021, primarily due to the impact of the strong U.S. dollar on foreign exchange rates, partially offset by the accelerated amortization related to the termination of the Liberbank marketing alliance agreement.

Other operating income

Other operating income was $6.9 million for the nine months ended September 30, 2022. This income was recognized as a result of the termination of the marketing alliance agreement with Liberbank, in lieu of future merchant referrals and revenue that would have otherwise been earned.

Interest expense

Interest expense was $12.6 million for the nine months ended September 30, 2022, a decrease of $5.7 million, or 30.9%, compared to the nine months ended September 30, 2021. The decrease was primarily due to the reduction in the credit spread on the term loan as a result of the refinancing on November 1, 2021.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state, and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the nine months ended September 30, 2022, we recorded a tax expense of $29.6 million, which included a net discrete tax expense of $6.3 million primarily related to changes in uncertain tax positions. For the nine months ended September 30, 2021, we recorded a tax expense of $19.9 million, which included a net discrete tax expense of $4.2 million primarily related to a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain.

Segment performance

Americas segment profit for the nine months ended September 30, 2022 was $105.2 million, compared to $105.1 million for the nine months ended September 30, 2021, an increase of 0.1%. Americas segment profit margin was 44.1% for the nine months ended September 30, 2022, compared to 46.3% for the nine months ended September 30, 2021.

Europe segment profit was $65.4 million for the nine months ended September 30, 2022, compared to $48.3 million for the nine months ended September 30, 2021, an increase of 35.4%. The increase was primarily due to the recognition of a gain related to our investment in Visa Series A preferred stock, operating income from the termination of the marketing alliance agreement with Liberbank, and an increase in revenue driven by growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions. This growth was partially offset by the impact of the strong U.S. dollar on foreign exchange rates. Europe segment profit margin was 39.7% for the nine months ended September 30, 2022, compared to 35.3% for the nine months ended September 30, 2021.

Corporate expenses not allocated to a segment were $37.4 million for the nine months ended September 30, 2022, compared to $26.6 million for the nine months ended September 30, 2021. The increase was primarily due to higher professional fees related to the Merger.

Liquidity and capital resources for the nine months ended September 30, 2022 and 2021

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

As of September 30, 2022, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $198.9 million for additional borrowings and utilization of $1.1 million in standby letters of credit.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends or long-term loans from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of September 30, 2022, cash and cash equivalents of $429.8 million includes cash in the United States of $101.2 million and $328.6 million in foreign jurisdictions, respectively. Of the United States cash balances, $2.1 million is available for general purposes, and the remaining $99.1 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $199.1 million is available for general purposes, and the remaining $129.5 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on our cash and cash equivalents.

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

The following table sets forth summary cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$125,438	$72,056
Net cash used in investing activities	(50,284)	(51,561)
Net cash used in financing activities	(19,418)	(13,084)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36,088)	(9,708)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19,648	$(2,297)

Operating activities

Net cash provided by operating activities was $125.4 million for the nine months ended September 30, 2022, an increase of $53.3 million compared to net cash provided by operating activities of $72.1 million for the nine months ended September 30, 2021. The increase was primarily due to net income and changes in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $50.3 million for the nine months ended September 30, 2022, a decrease of $1.3 million compared to net cash used in investing activities of $51.6 million for the nine months ended September 30, 2021. The decrease was primarily due to the acquisition of Pago Fácil in the prior year, partially offset by the purchases of North49 and intellectual property in the current year.

Financing activities

Net cash used in financing activities was $19.4 million for the nine months ended September 30, 2022, an increase of $6.3 million compared to net cash used in financing activities of $13.1 million for the nine months ended September 30, 2021. The increase was primarily due to a net increase in repayments of long-term debt and settlement lines of credit.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash are impacted by the fluctuation of foreign exchange rates upon translation of non-U.S. currencies to U.S. dollars. The foreign exchange rate volatility in the current year, due to the strengthening of the U.S. dollar relative to other currencies, impacted the translation during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

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

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of September 30, 2022, we had $3.6 million outstanding under these lines of credit with additional capacity of $127.3 million to fund settlement.

Contractual obligations

Other than changes which occur in the ordinary course of business, as of September 30, 2022, there were no significant changes to the contractual obligations reported as of December 31, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims and lawsuits incidental to the normal conduct of its business.

For additional information on legal proceedings, see Note 19, “Commitments and Contingencies,” in the notes to the accompanying unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

There were no unregistered sales of equity during the quarter ended September 30, 2022.

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

Issuer purchases of equity securities

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the quarter ended September 30, 2022:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

July 1, 2022 to July 31, 2022	1,078	$23.80	—	$—
August 1, 2022 to August 31, 2022	373	$33.54	—	$—
September 1, 2022 to September 30, 2022	1,165	$33.33	—	$—
Total	2,616	$29.43

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

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

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	November 2, 2022
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	November 2, 2022
Thomas E. Panther	(principal financial officer)