Form 10-K
period 2022-12-31
EVO Payments, Inc.
filed 2023-02-22
CIK 1704596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the Nasdaq Global Market system on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,104,291,965. As of February 13, 2023, there were 48,430,396 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,741,074 shares of the registrant’s Class D common stock, par value $0.0001 per share, issued and outstanding. As of February 13, 2023, there were 32,163,538 common membership interests of EVO Investco, LLC (“Common Units”) issued and outstanding held by Blueapple, Inc., a New York corporation, which is controlled by entities affiliated with the registrant’s founder and Chairman of the board of directors, Rafik R. Sidhom, and which Common Units are subject to Blueapple, Inc.’s right to cause the registrant to use its commercially reasonable best efforts to pursue a public offering of an equivalent number of the registrant’s Class A common stock and use the net proceeds therefrom to purchase such holder’s Common Units. As a result, the registrant believes that these Common Units are most appropriately viewed as equivalent to additional shares of Class A common stock when considering the registrant’s overall capitalization.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EVO PAYMENTS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current beliefs, assumptions, estimates, and expectations, taking into account the information currently available to us, and are not guarantees of future results or performance. None of the forward-looking statements in this Annual Report on Form 10-K are statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following: (1) disruption to our business caused by the acquisition of us by Global Payments Inc. (“Global Payments”); (2) our ability to consummate the transaction with Global Payments within the contemplated timeframe, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and the satisfaction of other closing conditions; (3) the impact on our stock price, business, financial condition and results of operations if the proposed transaction with Global Payments is not consummated; (4) costs, charges and expenses relating to the proposed transaction with Global Payments; (5) our ability to anticipate and respond to changing industry trends and the needs and preferences of our customers and consumers; (6) the impact of substantial and increasingly intense competition; (7) the impact of changes in the competitive landscape, including disintermediation from other participants in the payments chain; (8) the effects of global economic, political, market, health and other conditions, including the continuing impact of the COVID-19 pandemic; (9) our compliance with governmental regulations and other legal obligations, particularly related to privacy, data protection, information security, and consumer protection laws; (10) our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks; (11) failures in our processing systems, software defects, computer viruses, and development delays; (12) degradation of the quality of the products and services we offer, including support services; (13) our ability to recruit, retain and develop qualified personnel; (14) risks associated with our ability to successfully complete, integrate and realize the expected benefits of acquisitions; (15) continued consolidation in the banking and payment services industries, including the impact of the combination of Banco Popular and Grupo Santander and the related bank branch consolidation; (16) increased customer, referral partner, or sales partner attrition; (17) the incurrence of chargebacks; (18) failure to maintain or collect reimbursements; (19) fraud by merchants or others; (20) the failure of our third-party vendors to fulfill their obligations; (21) failure to maintain merchant and sales relationships or financial institution alliances; (22) ineffective risk management policies and procedures; (23) our inability to retain smaller-sized merchants and the impact of economic fluctuations on such merchants, (24) damage to our reputation, or the reputation of our partners; (25) seasonality and volatility; (26) geopolitical and other risks associated with our operations outside of the United States, such as the conflict between Russia and Ukraine; (27) any decline in the use of cards as a payment mechanism or other adverse developments with respect to the card industry in general; (28) increases in card network fees; (29) failure to comply with card networks requirements; (30) a requirement to purchase the equity interests of our eService subsidiary in Poland held by our JV partner; (31) changes in foreign currency exchange rates; (32) future impairment charges; (33) risks relating to our indebtedness, including our ability to raise additional capital to fund our operations on economized terms or at all and exposure to interest rate risks; (34) the phase out of LIBOR and the transition to other benchmarks; (35) restrictions imposed by our credit facilities and outstanding indebtedness; (36) participation in accelerated funding programs; (37) failure to enforce and protect our intellectual property rights; (38) failure to comply with, or changes in, laws, regulations and enforcement activities, including those relating to corruption, anti-money laundering, data privacy, and financial institutions; (39) impact of new or revised tax regulations; (40) legal proceedings, including litigation that seeks to prevent the merger with Global Payments from being consummated within the contemplated timeframe, or at all; (41) our dependence on distributions from EVO, LLC (as defined in “Basis of Presentation”) to pay our taxes and expenses, including certain payments to the Continuing LLC Owners (as defined in “Basis of Presentation”) and, in the event that any tax benefits are disallowed, our inability to be reimbursed for payments made to the Continuing LLC Owners; (42) our organizational structure, including benefits available to the Continuing LLC Owners that are not available to holders of our Class A common stock to the same extent; (43) the risk that we could be deemed an investment company under the Investment Company Act of 1940, as amended; (44) the significant influence the Continuing LLC Owners continue to have over us, including control over decisions that require the approval of stockholders; (45) certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control; (46) certain provisions in our organizational documents, including those that provide Delaware as the exclusive forum for litigation matters and that renounce the doctrine of corporate opportunity; (47) our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; (48) changes in our stock price, including relating to downgrades, analyst reports, and future sales by us or by existing stockholders; and (49) the other risks and uncertainties described in Item 1A “Risk Factors” contained in Part I of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Our business

Founded in 1989, we are a global merchant acquirer and payment processor servicing more than 700,000 merchants and processing approximately 4.9 billion transactions annually. We help enable electronic commerce globally with local operations in 13 countries and the ability to serve over 50 markets around the world. We differentiate ourselves from our competitors through (1) a highly productive and scaled sales distribution network, including exclusive global financial institution and tech-enabled referral partnerships, (2) our three proprietary, in-house processing platforms that are connected by a single point of integration, and (3) a comprehensive suite of payment and commerce solutions, including integrated software, at the physical point-of-sale (“POS”), eCommerce, and business-to-business (“B2B”) solutions. We believe these points of differentiation allow us to deliver strong organic growth, increase market share, and attract additional relationships with financial institutions, technology companies, and other strategic partners.

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

On August 1, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc. (“Global Payments”) and Falcon Merger Sub, Inc., a wholly-owned subsidiary of Global Payments (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Global Payments has agreed to acquire EVO, Inc. in an all-cash transaction for $34.00 per share of Class A common stock. Pursuant to the Merger Agreement, Merger Sub will merge with and into EVO, Inc. (the “Merger”) with EVO, Inc. surviving the Merger as a wholly-owned subsidiary of Global Payments. Upon the consummation of the Merger, EVO, Inc. will cease to be a publicly traded company.

We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The Merger is expected to close in the first quarter of 2023, subject to customary closing conditions.

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

For the year ended December 31, 2022, we processed approximately 1.1 billion transactions in the Americas, and segment revenue represented 59.1% of total revenue.

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

For the year ended December 31, 2022, we processed approximately 3.8 billion transactions in Europe, and segment revenue represented 40.9% of total revenue.

Seasonality

We typically experience seasonal fluctuations in our revenue, which can vary by region. Historically, in both the Americas and Europe, our revenue has been strongest in the fourth quarter and weakest in the first quarter as many of our merchants experience a seasonal lift during the traditional vacation and holiday months.

Our sales and distribution network

Within each segment, we have developed a diverse network of sales distribution channels to drive growth for our merchant portfolio. Leveraging our global direct sales force, we target merchants across a wide variety of countries, industries, and sizes. Strategic investments in new products and distribution channels and the seamless introduction of these capabilities to our global markets are central components of our growth strategy. These sales distribution networks consist of our Tech-enabled division, which includes our independent software vendor (“ISV”), B2B, and eCommerce businesses, as well as our Direct and Traditional divisions.

Tech-enabled

Our Tech-enabled division represents our relationships with merchants requiring a technical integration at the POS between us and a third party software solution whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by our direct sales force as well as partnerships with ISVs, integrated software dealers or resellers, and eCommerce gateway providers. In the United States, our Tech-enabled division also includes our B2B business, through which we provide integrated solutions to enterprise resource planning (“ERP”) software to enable companies utilizing this software to accept digital payment methods from their business customers. Our B2B relationships are supported by our proprietary solutions sold directly to merchants and via ERP software dealers or resellers. We have emerged as a preferred partner for these third-party referral partners because of the ease of integration through our proprietary solutions, high merchant satisfaction levels driven by the quality of our service, and the ease and speed of our boarding systems for new merchants.

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

B2B. We offer B2B solutions, which combine our payment processing capabilities and business automation software through our market-leading PayFabric gateway to simplify digital payments acceptance for our merchants’ business-to-business transactions. We believe that merchants of all sizes are increasingly looking to improve their back office operations by leveraging digital automation and workflow technology. In addition to our processing capabilities, we offer various interchange management solutions, reporting solutions and other business automation tools to merchants, particularly larger companies with complex payment needs. As a result of our strategic acquisitions and internal development, we are able to offer our solutions to Microsoft, Oracle, Sage, Acumatica, and SAP merchants leveraging our certified native integrations, as well as merchants utilizing various industry-specific business management solutions through our custom integrations. Our investments in the development of our B2B PayFabric gateway have also enabled us to offer these merchants proprietary payment solutions for retail eCommerce transactions.

In May 2022, we acquired North49 Business Solutions, Inc., a certified Sage development partner based in Canada, to provide enhanced B2B integrated payment solutions for Sage customers.

eCommerce. Our eCommerce solutions enable our merchants to securely and seamlessly accept various payment methods in any of our markets. We are able to deploy our proprietary eCommerce gateway solutions to merchants of all sizes across our global footprint through our direct sales and tech-enabled referral networks. Currently, we provide proprietary, regionally designated eCommerce gateway solutions across Europe, Latin America, and the U.S. We will continue to expand our eCommerce offering, particularly in our international markets, through strategic acquisitions and continued investments in our proprietary and related solutions that align with customer preferences and local government requirements. For example, in August 2022, we acquired certain technology assets that include shopping cart and website design software that expands our proprietary eCommerce capabilities in Mexico and Chile and decreases our reliance on third parties, and in December 2022, we acquired Electronic Data Processing Source S.A., a leading merchant service provider in Greece to enhance tech-enabled capabilities. Additionally, in June 2021, we acquired Pago Fácil, a leading eCommerce payment gateway in Chile that offers an array of digital payment solutions, including acquiring services, eCommerce software integrations, and value-added solutions that we will leverage across Chile and Mexico.

Our Tech-enabled division represents approximately 43.2% of our Americas revenue and approximately 23.3% of our Europe revenue for the year ended December 31, 2022.

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

These financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, Banco de Crédito e Inversiones (“BCI”), and the National Bank of Greece S.A. (“NBG”), among others, often provide us with access to their brands, significantly enhancing our credibility and recognition in the marketplace. In several markets, we operate with more than one financial institution partner. We also have referral arrangements with a limited number of independent sales organizations (“ISO”) that refer merchants to us.

In December 2022, we commenced operations in Greece through our joint venture and exclusive referral relationship with the National Bank of Greece.

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

Our Direct division is our largest division as our international markets are dominated by referrals from our financial institution partners. This division represents approximately 44.6% of our segment revenue in the Americas and 76.7% in Europe for the year ended December 31, 2022.

Traditional

Our Traditional division is our heritage United States portfolio and is comprised primarily of dormant commercial relationships with independent sales agents, ISOs, and other partners. While this division is very profitable, the independent sales groups and agents are no longer actively referring merchants to us, and as such, this business will decline over time. This division represents approximately 12.2% of our segment revenue in the Americas for the year ended December 31, 2022.

Our competitive strengths

Global footprint enables us to serve clients around the world

We have operations in 13 countries and the ability to service merchants in more than 50 markets around the world. Our customers include large national and multi-national corporations as well as SMEs spanning across most industry verticals. Our global merchant footprint is diversified among retail, restaurants, petroleum, government, and transit industries, among others.

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

Our growth strategies

We believe our competitive strengths will continue to generate significant growth opportunities in both existing and new markets. We plan to grow our business by executing the following strategies:

Organically growing existing markets

We believe there is considerable opportunity for growth not only in new markets, but in our existing markets as well. Since 2012, our international operations have grown considerably, accounting for approximately 65% of our revenue for the year ended December 31, 2022.

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

Expanding our global footprint

Our partnership strategy has been a source of significant growth, and we believe it will continue to facilitate growth in the future. Since 2012, we have established bank alliances with leading financial institutions around the world, many of which are exclusive and long-term. For example, we completed our previously announced transaction with the National Bank of Greece and commenced operations in Greece in December 2022 through a joint venture and exclusive referral relationship with the bank. While we have made meaningful headway in penetrating new markets, we believe considerable opportunities remain in both establishing additional bank alliances in our current markets, as well as new markets around the world.

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

The merchant acquiring market in Chile closely mirrors that of Mexico, with relatively low card penetration among both consumers and merchants and very little competition for acquiring services. For years the acquiring and processing markets have been serviced only by a bank-owned monopoly. Today, only two financial institutions have migrated from the historical structure to offer proprietary solutions, and our bank partner BCI is the only financial institution that has partnered with an independent acquirer. To augment our local product offerings, we acquired Pago Fácil, a payment gateway headquartered in Santiago, in 2021. We have further enhanced Pago Fácil to meet the needs of our Mexican merchants and will further leverage the platform in additional markets in the region as we enter them. In addition, in 2022, we acquired certain technology assets that include shopping cart and website design software that expands our proprietary eCommerce capabilities in Mexico and Chile and decreases our reliance on third parties. We are focused on supplementing our bank partner’s distribution network with EVO’s proprietary sales strategies and product offerings, including through new and existing ISV and eCommerce referral partnerships.

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

Our competition

We compete with a variety of merchant acquirers that have different business models, go-to-market strategies, and technical capabilities in the markets in which we operate. Our competitors range in both size and geographic reach. In the United States and Canada, we primarily compete with independent merchant acquirers including Fiserv, Inc. (“Fiserv”), Global Payments, Inc. (“Global Payments”), and Fidelity National Information Services, Inc. (“FIS”), in addition to the merchant acquiring and processing divisions of certain financial institutions, including Chase Paymentech Solutions, LLC and Elavon, Inc. (“Elavon”), a subsidiary of U.S. Bancorp. In certain instances we may also compete with smaller U.S.-

based financial technology companies, including vertically focused organizations. In Europe, we compete primarily with Barclaycard, a subsidiary of Barclays PLC, Elavon, Global Payments, FIS, Fiserv, Nexi S.p.A. (“Nexi”), Worldline SA, and Polskie ePłatności, a subsidiary of Nexi, in addition to in-market financial institutions. In Mexico, financial institutions remain the primary providers of payment processing services to merchants.

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

As of December 31, 2022, we had two pending patent applications covering certain aspects of our proprietary technology, including our EVO Snap product, and new integrated product innovations. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world, including for our primary mark, EVO.

Our regulatory environment

Various aspects of our service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Certain of our services also are subject to rules promulgated by various card networks and banking and other authorities as more fully described below.

Financial services regulations

As a result of the implementation of the Payment Services Directive of 2007 in the EU, a number of our subsidiaries in our Europe segment hold a PI license which allows them to operate in the EU member states in which such subsidiaries and their branches do business. As a PI, we are subject to regulation and oversight in the applicable EU member states, which includes, among other obligations, a requirement to maintain specified regulatory capital and adhere to certain rules regarding the conduct of our business. In July 2013, the European Commission proposed legislation in two parts, covering a wide range of proposed regulatory reforms affecting the payments industry across the EU. The first part was an EU-wide regulation on interchange fees for card-based payment transactions (the “Interchange Fee Regulation”). The Interchange Fee Regulation (2015/751) went into effect in June 2015. The second part, PSD2, was a recasting of the Payment Services Directive of 2007. PSD2 went into effect in January 2016 and was later transposed to national law across EU member states. PSD2 contains a number of additional regulatory provisions, including provisions relating to enhanced governance requirements (including stronger focus on risk management), new consumer-centric transparency regulations and Strong Customer Authentication (“SCA”) principles, which increased the security of electronic payments by requiring multi-factor user authentication and required industry-wide systems upgrades. The EU has also enacted regulations relating to the offering of DCC services which require additional disclosures to consumers in connection with our DCC product offerings in a number of markets. Further, several of our international subsidiaries provide services that make them subject to regulation by local banking agencies and other regulatory authorities. As a result of the United Kingdom’s withdrawal from the European Union (“Brexit”), we successfully completed an application for a stand-alone PI license which was granted in early 2023. We are currently focused on finalizing license requirements with the relevant card schemes and transitioning EVO’s current U.K. operations, which is currently being conducted under the U.K.’s temporary permissions regime, to the newly licensed entity.

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

Our employees

As of December 31, 2022, we employed approximately 2,400 employees in 13 countries with the majority of employees in the United States, Mexico, and Poland. None of our employees in the United States are represented by a labor union or covered by a collective bargaining agreement.

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

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks related to our business and industry

●	Our ability to anticipate and respond to changing industry trends, changes in the competitive landscape, and the needs and preferences of our merchants and consumers;
●	The effect of global economic, political, market, health and other conditions, including the impact of the COVID-19 pandemic, on our merchants and on consumer, business, and government spending;
●	Our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks;
●	Failures in our processing systems due to software defects, undetected errors, computer viruses, and development delays;
●	Degradation of the quality of the products and services we offer, including support services;
●	Our ability to recruit, retain, and develop qualified personnel;
●	Risks created by acquisitions;
●	Continued consolidation and other transactions in the banking industry;
●	Increased customer, referral partner, or sales partner attrition;
●	Any increase in chargebacks not paid by our merchants;
●	Failure to maintain or collect reimbursements from our financial institution referral partners;
●	Fraud by merchants or other counterparties or partners;
●	Failures by third-party vendors that we rely on to provide products and services;
●	Our ability to maintain our merchant relationships and strategic relationships with various financial institutions and referral partners;
●	Seasonality and volatility resulting in fluctuations in our quarterly revenues and operating results;
●	Geopolitical and other risks associated with operations outside of the United States;
●	A decline in the use of cards as a payment mechanism for consumers or other adverse developments with respect to the card industry in general;
●	Increases in card network fees and other changes to fee arrangements;
●	Failure by us, our merchants or our sales partners to comply with the applicable requirements of card networks resulting in fines or penalties;

Risks related to the Merger

●	Disruption to our business caused by the pending acquisition of us by Global Payments;
●	Our ability to consummate the transaction with Global Payments within the contemplated timeframe, or at all;
●	Any failure to consummate the Merger will adversely affect the market price of our common stock and could adversely affect our business, results of operations and financial condition;
●	The impact on our stock price, business, financial condition and results of operations if the proposed transaction with Global Payments is not consummated;
●	Costs, charges and expenses relating to the proposed transaction with Global Payments;

Risks related to our financial results and indebtedness

●	The effect of foreign currency exchange rates;
●	The possibility of impairment of a significant portion of the goodwill and intangible assets on our balance sheet;
●	The impact on our results of operations if we were required to establish a valuation allowance against our deferred tax assets;
●	The effect of our indebtedness on our ability to raise capital, react to changes in the economy or our industry, or meet our debt obligations;
●	The risk that we could be required to purchase the remainder of our eService subsidiary in Poland;
●	Restrictions imposed by our Senior Secured Credit Facilities and our other outstanding indebtedness;
●	Accelerated funding programs, which increase our working capital requirements and expose us to incremental credit risk;

Risks related to legal and regulatory requirements

●	Failure to comply with, or changes in, laws and regulations, including those specific to the payments industry and those relating to anti-corruption, anti-money laundering, privacy, data protection, financial reporting, and information security, and consumer protection;
●	Failure to enforce and defend our intellectual property rights;
●	Risks associated with new or revised tax regulations or their interpretations, or becoming subject to additional foreign or U.S. federal, state, or local taxes;
●	Various legal proceedings in the course of our business;

Risks related to our organizational structure

●	The fact that our principal asset is our interest in EVO, LLC;
●	Risks related to the TRA (as defined below), including substantial cash payments to the Continuing LLC Owners;
●	Benefits conferred upon the Continuing LLC Owners as a result of our organizational structure that do not benefit holders of our Class A common stock to the same extent that they benefit the Continuing LLC Owners;

Risks related to our Series A Convertible Preferred Stock and the ownership interest of our Continuing LLC Owners

●	Our Series A Preferred Stock could adversely affect our liquidity and financial condition, and could in the future substantially dilute the ownership interest of holders of our common stock;
●	Continuing LLC Owners and holders of the Series A Preferred Stock may exercise influence over us;

General risks

●	The long-term macroeconomic effects of the global COVID-19 pandemic;
●	Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

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

The financial services and payment technology industries depend heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in general economic conditions, including those caused by inflation, high interest rates, supply chain disruptions, and COVID-19, particularly in the Americas or Europe, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. A reduction in consumer or business spending could result in a decrease of our revenue and profits.

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

One of our financial institution referral partners, Grupo Banco Popular, was acquired by Grupo Santander (“Santander”) in June 2017, which has adversely impacted our business in Spain. Revenues from this channel have declined significantly primarily due to reduced merchant referrals following Santander’s consolidation of Grupo Banco Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. See Note 19, “Commitments and Contingencies,” in the notes to the accompanying consolidated financial statements for additional information.

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

We also rely on our various financial institution relationships, including our partnerships with Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, Banco de Crédito e Inversiones, and the National Bank of Greece, among others, to grow our business. These relationships are structured in various ways, such as commercial alliance relationships, equity method investments, and joint ventures. We enter into long-term relationships with our bank partners where these partners typically provide exclusive referrals and credit facilities to fund our daily settlement obligations. These facilities are generally short term and at market interest rates. In some cases, our bank partners provide us with card network sponsorship, which enables us to route transactions under the bank’s control and identification numbers to clear card transactions through the card networks. Under the rules of the card networks, we are required to be a member of the network or sponsored through a member financial institution.

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

Risks related to the Merger

The pendency of the Merger may result in disruptions to our business.

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

There can be no assurance that the Merger will be consummated within the intended timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger.

Assuming the satisfaction or, to the extent permitted by law, waiver of customary closing conditions, the Company expects the Merger to be completed by March 31, 2023. There can be no assurance that the remaining closing conditions will be satisfied (or waived, if applicable), and if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance that the Merger will be consummated promptly or at all.

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

Revenue and profit generated by our non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates and the impact may be significant. For example, revenue generated by our non-U.S. operations represented approximately 65% of our total revenue for the year ended December 31, 2022, and a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to the local currencies of our non-U.S. operations would result in a decrease of approximately $8.0 million in pretax income for the year ended December 31, 2022. In addition, currency variations can adversely affect the margins on our DCC product offerings. A greater portion of our revenue is generated outside the United States as compared to certain of our competitors and, as such, foreign currency exchange rates may have a more significant impact on our results.

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

Upon the consummation of the Merger, our Senior Secured Credit Facilities will be paid off in full. However, there can be no assurance that the Merger will be consummated within the anticipated timeline or at all. For additional discussion regarding our risks related to the Merger, see the risks described under the caption “Risks related to the Merger” in this Annual Report. In the event our indebtedness is not repaid in connection with the consummation of the Merger our indebtedness exposes us to certain risks, including those set forth below.

Our indebtedness could have adverse consequences, including:

●	increasing our vulnerability to adverse economic, industry, or competitive developments;
●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use cash flow to fund our operations, capital expenditures, and future business opportunities;
●	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing such indebtedness;
●	restricting us from making strategic acquisitions, making it more difficult to structure new partnerships or joint ventures, or causing us to make non-strategic divestitures;

●	making it more difficult for us to obtain card network sponsorship and clearing services from financial institutions or to obtain or retain other business with financial institutions; or
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense, have access to sufficient liquidity, and enhance free cash flow generation. We are party to a senior secured credit facility pursuant to a credit agreement dated November 1, 2021 (our “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consists of a revolver (the “Revolver”) and a term loan (the “Term Loan”). As of December 31, 2022, our Senior Secured Credit Facilities include revolver commitments of $200.0 million and a term loan of $588.0 million that are scheduled to mature in November 2026. We may not be able to refinance our Senior Secured Credit Facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements, or because of adverse conditions in credit markets generally. We also have the ability to further increase our indebtedness by borrowing additional amounts on the Senior Secured Credit Facilities.

In addition, certain of our borrowings, including borrowings under our Senior Secured Credit Facilities, are at variable rates of interest. If interest rates increase, the interest payment obligations under our variable rate indebtedness will increase even if the amount borrowed remains the same. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us. In 2020, we entered into an interest rate swap with a notional amount of $500.0 million that matured on December 31, 2022 to reduce a portion of exposure to fluctuations in LIBOR interest rates associated with our variable-rate debt. As of December 31, 2022, we had $641.5 million aggregate principal amount of variable rate indebtedness. The impact of a 100 basis point increase in interest rates would have increased our annual interest expense by approximately $6.4 million upon the expiration of the interest rate swap as of December 31, 2022. Effective January 2023, interest rate payments of our entire outstanding term loan will be based on variable interest rates.

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

There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop transition mechanisms. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed on a daily basis and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate for specified tenors and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk (as is the case with LIBOR). Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it will be a comparable substitute for LIBOR. As of December 31, 2022, approximately $641.5 million of our outstanding indebtedness had interest rate payments determined directly or indirectly based on LIBOR, EURIBOR, or the U.S. prime rate. The terms of our Senior Secured Credit Facilities include provisions that provide for the eventual replacement of LIBOR as a reference rate with SOFR or otherwise an alternate benchmark rate. However, uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values prior to the replacement of LIBOR. Additionally, in 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan. The interest rate swap had a fixed rate of 0.2025% and matured on December 31, 2022. We may incur expenses to amend and adjust our indebtedness to eliminate any differences between any alternative benchmark rate used by our interest rate hedge and our outstanding indebtedness. Any alternative benchmark rate may be calculated differently than LIBOR, may increase the interest expense associated with our existing or future indebtedness and may not align for our assets, liabilities, and hedging instruments. Any of these occurrences could adversely affect our borrowing costs, financial condition, or results of operations.

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

Privacy and data security have become significant issues in North America, Europe, and in many other jurisdictions where we may conduct our operations in the future. As we receive, collect, process, use, and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, local state laws such as the CCPA which took effect on January 1, 2020, and the forthcoming California Privacy Rights and Enforcement Act of 2020 (the “CPRA”), which expands upon the CCPA and became operative in January 2023 (with a lookback to January 1, 2022), and, in the EU, the GDPR.

The CCPA requires companies (regardless of their location) that collect personal information of California residents to notify consumers about their data collection, use, and sharing practices and grants consumers specific rights to access and delete their data and to opt out of certain types of data sharing. The California Attorney General is currently responsible for the enforcement of the CCPA and can impose statutory fines for violations. Consumers also have a limited private right of action for unauthorized access to certain categories of information. The CPRA expands the CCPA to create additional consumer privacy rights, such as the right of correction and the right to limit the use and disclosure of sensitive personal information, and establishes a new privacy enforcement agency. Additionally, other U.S. states continue to propose, and in certain cases adopt, data privacy legislation such as Colorado, Virginia, Utah, and Connecticut. The privacy laws emulate the CCPA and the CPRA in many respects, but despite similarities each law includes its own unique compliance requirements. Aspects of the interpretation and enforcement of these laws remain uncertain. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The effects of such laws and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and incur compliance-related costs and expense.

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

Under various circumstances defined in the Certificate of Designations, (a) holders of shares of our Preferred Stock may be entitled to convert such shares into shares of our Class A common stock, or (b) we may require all holders of such shares to convert such shares to shares of our Class A common stock. Additionally, if the Company undergoes a change of control (as defined in the Certificate of Designations), each holder of Preferred Stock may require the Company to repurchase all or a portion of the Preferred Stock for cash consideration equal to up to 150% of the then-current liquidation preference per share plus accumulated and unpaid dividends, if any. In connection with the execution of the Merger Agreement, the holders of Preferred Stock agreed to convert the Preferred Stock into Class A common stock effective immediately prior to the closing of the Merger.

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

As of December 31, 2022, the outstanding shares of our Preferred Stock represented approximately 18.9% of our outstanding Class A common stock, on an as-converted basis. Holders of Preferred Stock generally will be entitled to vote with the holders of the shares of Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis. The terms of the Preferred Stock grant holders of the Preferred Stock consent rights with respect to certain actions by us, including (1) the authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, or exchangeable or exercisable for, shares of senior or parity equity securities, (2) amendments, modifications or repeal of any provision of the Company’s charter or of the Certificate of Designations that would adversely affect the rights, preferences or voting powers of the Preferred Stock, and (3) certain business combinations and binding or statutory share exchanges or reclassification involving the Preferred Stock unless such events do not adversely affect the rights, preferences or voting powers of the Preferred Stock. As a result, holders of Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization.

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

The ongoing effects of the global COVID-19 pandemic and measures taken in response have had a significant impact on global economic conditions and may negatively impact certain aspects of our business and results of operations in the future.  While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries and we, and our merchants, may continue to experience disruption in our business, including volatility in transaction volume and the number of transactions processed.

The pandemic continues to evolve, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, and certain of the impacts of the pandemic may continue to affect our results in the future, including due to: inflationary pressures arising from supply chain disruptions, depressed transaction activity, and reimpositions of travel restrictions which may reduce cross-border transactions. Continued or future shutdowns, partial reopenings, or the re-imposition of previously lifted restrictions could directly or indirectly impact transaction volumes and negatively impact our operating results.  A prolonged disruption in economic activity could adversely impact our business and financial performance, including the potential impairment of certain assets.

The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, on our business will depend on future developments, including, among other factors, the duration and spread of the outbreak (including whether there are additional periods of increases in the number of COVID-19 cases in future periods), its severity, the evolution of new variants of the virus, the effectiveness of government actions to contain the virus or treat its impact, the length of government restrictions, the distribution and effectiveness of the vaccines, and how quickly and to what extent normal economic and operating conditions resume. COVID-19, or any future pandemics or epidemics, and resulting impacts on the global economy and consumer spending and future developments in these and other areas present uncertainty and risk with respect to our future performance and results of operations.

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

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our existing Senior Secured Credit Facilities. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend any regular cash dividends during the term of the Merger Agreement.

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

Broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. For example, in 2022, our stock and the stock of many companies in the payments and financial services industries experienced significant volatility. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In addition, the price of our Class A common stock increased significantly in connection with the announcement of the Merger. The price of our Class A common stock will significantly decline if the proposed transaction with Global Payments is not consummated within the intended timeframe or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we leased 28 office locations in 13 countries around the world, including data centers and our corporate headquarters located in Atlanta, Georgia.

We believe that these facilities are suitable and adequate to support our ongoing business needs. Refer to Note 7, “Leases,” in the notes to the accompanying consolidated financial statements for further information on our leased real property.

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

Holders

There were approximately eleven stockholders of record of our Class A common stock and nine stockholders of record of our Class D common stock as of January 31, 2023. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by banks and brokers.

Issuer purchases of equity securities

The following table sets forth information regarding purchases of Class A common stock for the quarter ended December 31, 2022:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total	Average	Purchased as Part of	that May Yet Be Purchased Under
	Number	Price	Publicly Announced	the Plans or Programs
Period	of Shares (1)	per Share	Plans or Programs	(in millions)

October 1, 2022 to October 31, 2022	890	$33.34	—	$—
November 1, 2022 to November 30, 2022	4,860	$33.69	—	$—
December 1, 2022 to December 31, 2022	9,661	$33.73	—	$—
Total	15,411	$33.70

(1)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

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

Recent sales of unregistered securities

There were no unregistered sales of equity during the year ended December 31, 2022, except for shares of Class A common stock issued to the Continuing LLC Owners in satisfaction of the exchange rights granted to them in connection with the IPO.

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

Stock performance graph

The following graph compares the total shareholder return from May 23, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2022 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on May 23, 2018.

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

*S&P 500 Index and S&P Information Technology assume reinvestment of all dividends.

	EVO Payments, Inc.	S&P 500 Index	S&P Information Technology
May 23, 2018	$100.00	$100.00	$100.00
December 31, 2018	129.71	92.82	89.61
December 31, 2019	138.85	122.04	134.67
December 31, 2020	142.01	144.49	193.78
December 31, 2021	134.60	185.97	260.69
December 31, 2022	177.82	152.29	187.19

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

The comparison of results for the years ended December 31, 2021 and 2020 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Executive overview

We delivered solid financial performance in the year ended December 31, 2022, as demonstrated by the highlights below:

●	Revenue for the year ended December 31, 2022 was $543.1 million, an increase of 9.4% compared to the year ended December 31, 2021. The increase was primarily due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions, especially in Europe. The strengthening of the U.S. dollar on foreign exchange rates adversely impacted this growth rate by approximately 4.5%.
●	Americas segment profit for the year ended December 31, 2022 was $143.3 million, 6.1% higher than the year ended December 31, 2021. The increase was primarily due to the increase in revenue driven by growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners.
●	Europe segment profit for the year ended December 31, 2022 was $81.0 million, 27.4% higher than the year ended December 31, 2021. The increase was primarily due to the recognition of a gain related to our investment in Visa Series A preferred stock, operating income from the termination of the marketing alliance agreement with Liberbank, S.A. (“Liberbank”), and an increase in revenue driven by growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions.
●	We processed approximately 4.9 billion transactions in the year ended December 31, 2022, an increase of 17.4% from the year ended December 31, 2021.

Merger with Global Payments Inc.

On August 1, 2022, we entered into the Merger Agreement with Global Payments and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Global Payments has agreed to acquire EVO, Inc. in an all-cash transaction for $34.00 per share of Class A common stock. Upon the consummation of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The Merger is expected to close in the first quarter in 2023, subject to customary closing conditions.

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

COVID-19

We have seen increased economic activity resulting from the abatement of COVID-19 related restrictions; however, the COVID-19 pandemic continues to evolve, and may continue to impact global economic conditions and our business. We continue to monitor the COVID-19 pandemic to assess and mitigate potential adverse impacts to our business. Longer term, we believe the pandemic will serve as a catalyst for greater utilization of digital payments, a trend we are continuing to see in our markets.

Russia and Ukraine conflict

The ongoing crisis in Russia and Ukraine is also contributing to economic and geopolitical uncertainty. While we do not have operations or merchants in Russia or Ukraine, we are unable to predict the future impact of this evolving situation, including on the political and economic environment in Europe. We will continue to monitor the conflict and assess any potential impact to our operations.

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

Financial institution partners

We maintain referral partnerships with a number of leading financial institutions, including Deutsche Bank USA, Deutsche Bank Group, Grupo Santander, PKO Bank Polski, Bank of Ireland, Raiffeisen Bank, Moneta, Citibanamex, Sabadell, BCI, and the National Bank of Greece among others. We commenced operations in Chile through our joint venture with BCI (“BCI Pagos”) at the end of the second quarter in 2021. In December 2022, we commenced operations in Greece through our joint venture and exclusive referral relationship with the National Bank of Greece.

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

In January 2022, Citigroup Inc. announced its decision to exit the consumer, small-business and middle-market banking operations of Citibanamex, our financial institution partner in Mexico. The details of the proposed transaction are unknown, including the identity of the purchaser and anticipated timing of the consummation of their transaction. While our long term, exclusive commercial agreement with Citibanamex remains in place, at this time, we cannot estimate the potential impact of this development to our referral relationship with Citibanamex or our Mexican business.

Following the merger of Unicaja Banco, S.A. and Liberbank, and pursuant to the procedures set forth in the marketing alliance agreement related to a change of control of Liberbank, the parties elected to terminate the marketing alliance agreement in the third quarter of 2022. Income from liquidated damages of €7.0 million ($6.9 million, based on the foreign exchange rate as of the date presented) was recognized in other operating income on the consolidated statements of operations. The termination of the Liberbank marketing alliance agreement will not have a material impact to our financial position, results of operations, or cash flows.

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

For the year ended December 31, 2022, we processed approximately 4.9 billion transactions, which included approximately 1.1 billion transactions in the Americas and approximately 3.8 billion transactions in Europe. This represents an increase of 3.2% in the Americas and an increase of 22.3% in Europe for an aggregate increase of 17.4% compared to the year ended December 31, 2021. Transactions processed in the Americas and Europe accounted for 22.3% and 77.7%, respectively, of the total transactions we processed for the year ended December 31, 2022.

The changes in the transactions processed during the year ended December 31, 2022 compared to the prior year was primarily driven by the growth in our merchant portfolio, increased card adoption, sales-related activity, including the expansion of our tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions especially in Europe.

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

Comparison of results for the years ended December 31, 2022 and 2021

The following table sets forth the consolidated statements of operations in dollars and as a percentage of revenue for the period presented.

	Year Ended		Year Ended
(dollar amounts in thousands)	December 31, 2022	% of revenue	December 31, 2021	% of revenue	$ change	% change
Segment revenue:
Americas	$320,925	59.1%	$307,183	61.9%	$13,742	4.5%
Europe	222,157	40.9%	189,462	38.1%	32,695	17.3%
Revenue	$543,082	100.0%	$496,645	100.0%	$46,437	9.4%

Operating expenses:
Cost of services and products	$89,370	16.5%	$75,765	15.3%	$13,605	18.0%
Selling, general, and administrative	309,539	57.0%	266,117	53.6%	43,422	16.3%
Depreciation and amortization	84,143	15.5%	83,389	16.8%	754	0.9%
Total operating expenses	483,052	88.9%	425,271	85.6%	57,781	13.6%
Other operating income	6,939	1.3%	—	0.0%	6,939	100.0%
Income from operations	$66,969	12.3%	$71,374	14.4%	$(4,405)	(6.2%)

Segment profit:
Americas	$143,297	26.4%	$135,081	27.2%	$8,216	6.1%
Europe	$80,992	14.9%	$63,588	12.8%	$17,404	27.4%

Revenue

Revenue was $543.1 million for the year ended December 31, 2022, an increase of $46.4 million, or 9.4% compared to the year ended December 31, 2021. The strengthening of the U.S. dollar on foreign exchange rates adversely impacted this growth rate by approximately 4.5%.

Americas segment revenue was $320.9 million for the year ended December 31, 2022, an increase of $13.7 million, or 4.5%, compared to the year ended December 31, 2021.

Europe segment revenue was $222.2 million for the year ended December 31, 2022, an increase of $32.7 million, or 17.3%, compared to the year ended December 31, 2021. The strengthening of the U.S. dollar on foreign exchange rates adversely impacted this growth rate by approximately 12.2%.

The increase in both Americas and Europe segment revenue for the year ended December 31, 2022 was primarily due to the growth in our merchant portfolio, processing volumes and transactions, increased card adoption, and sales-related activity, including the expansion of our tech-enabled partners.

Operating expenses

Cost of services and products

Cost of services and products was $89.4 million for the year ended December 31, 2022, an increase of $13.6 million, or 18.0%, compared to the year ended December 31, 2021 primarily due to the increase of 17.4% in transactions processed.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $309.5 million for the year ended December 31, 2022, an increase of $43.4 million, or 16.3%, compared to the year ended December 31, 2021. The increase was primarily due to higher professional fees related to the Merger, acquisitions, and litigation as well as personnel costs due to growth in headcount, and incentive compensation expenses based on business performance.

Depreciation and amortization

Depreciation and amortization was $84.1 million for the year ended December 31, 2022, an increase of $0.8 million, or 0.9%, compared to the year ended December 31, 2021. The increase was primarily due to the accelerated amortization related to the termination of the Liberbank marketing alliance agreement and the change in recoverability of the Banco Popular marketing alliance agreement, partially offset by lower amortization due to the accelerated amortization method of merchant contract portfolios acquired in prior periods.

Other operating income

Other operating income was $6.9 million for the year ended December 31, 2022. This income was recognized as a result of the termination of the marketing alliance agreement with Liberbank, in lieu of future merchant referrals and revenue that would have otherwise been earned.

Interest expense

Interest expense was $17.6 million for the year ended December 31, 2022, a decrease of $5.5 million, or 23.8%, compared to the year ended December 31, 2021. The decrease was primarily due to the reduction in the credit spread on the term loan as a result of the refinancing on November 1, 2021.

Income tax expense

Income tax expense represents federal, state, local and foreign taxes based on income in multiple domestic and foreign jurisdictions. Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, EVO, LLC’s income was not subject to corporate tax in the United States, but only on income earned in foreign jurisdictions. In the United States, our members were taxed on their proportionate share of income of EVO, LLC. However, following the Reorganization Transactions, we incur corporate tax on our share of taxable income of EVO, LLC. Our income tax expense reflects such U.S. federal, state and local income tax as well as taxes payable in foreign jurisdictions by certain of our subsidiaries. For the year ended December 31, 2022, we recorded a tax expense of $36.2 million, which included a net discrete tax expense of $2.6 million primarily related to changes in uncertain tax positions offset by the true up of the deferred taxes due to an increase in the state effective tax rate. For the year ended December 31, 2021, we recorded a tax expense of $22.0 million, which included a tax benefit of $1.5 million primarily related to the true up of the deferred taxes due to an increase in the state effective tax rate offset by a valuation allowance recorded to reduce the deferred tax assets not expected to be realized in Spain.

Segment performance

Americas segment profit for the year ended December 31, 2022 was $143.3 million, compared to $135.1 million for the year ended December 31, 2021, an increase of 6.1%. The increase was primarily due to the increase in revenue driven by growth in our merchant portfolio, processing volumes and transactions, and sales-related activity, including the expansion of tech-enabled partners, partially offset by an increase of employee compensation, as a result of headcount growth. Americas segment profit margin was 44.7% for the year ended December 31, 2022, compared to 44.0% for the year ended December 31, 2021.

Europe segment profit was $81.0 million for the year ended December 31, 2022, compared to $63.6 million for the year ended December 31, 2021, an increase of 27.4%. The increase was primarily due to the recognition of a gain related to our investment in Visa Series A preferred stock, operating income from the termination of the marketing alliance agreement with Liberbank, and an increase in revenue driven by growth in our merchant portfolio, processing volumes and transactions, increased card adoption, sales-related activity, including the expansion of tech-enabled partners, and the increase in economic activity from the abatement of COVID-19 related restrictions. This was partially offset by the impact of the strong U.S. dollar on foreign exchange rates and higher professional fees related to litigation. Europe segment profit margin was 36.5% for the year ended December 31, 2022, compared to 33.6% for the year ended December 31, 2021.

Corporate expenses not allocated to a segment were $51.5 million for the year ended December 31, 2022, compared to $35.6 million for the year ended December 31, 2021. The increase was primarily due to the higher professional fees related to the Merger, acquisitions, and litigation.

Comparison of results for the years ended December 31, 2021 and 2020

The comparison of results for the years ended December 31, 2021 and 2020 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and capital resources for the years ended December 31, 2022 and 2021

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

As of December 31, 2022, our capacity under the revolving credit facility portion of our Senior Secured Credit Facilities was $200.0 million, with availability of $130.7 million for additional borrowings and utilization of $68.2 million and $1.1 million in revolver and standby letters of credit, respectively.

We have structured our operations in a manner to allow for cash to be repatriated through tax-efficient methods using dividends or long-term loans from foreign jurisdictions as our main source of repatriation. We follow local government regulations and contractual restrictions on cash as well as how much and when dividends can be repatriated. As of December 31, 2022, cash and cash equivalents of $356.5 million includes cash in the United States of $110.0 million and $246.5 million in foreign jurisdictions, respectively. Of the United States cash balances, $2.9 million is available for general purposes, and the remaining $107.1 million is considered merchant reserves and settlement-related cash and is therefore unavailable for our general use. Of the foreign cash balances, $100.1 million is available for general purposes, and the remaining $146.4 million is considered merchant reserves and settlement-related cash and is therefore unable to be repatriated. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements for additional information on our cash and cash equivalents.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. EVO, Inc. is a holding company that does not conduct any business operations of its own. As a result, EVO, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from EVO, LLC. The amounts available to EVO, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in our Senior Secured Credit Facilities. Further, EVO, Inc. may not pay cash dividends to holders of Class A common stock unless it concurrently pays full participating dividends to holders of the Preferred Stock on an “as converted” basis. Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend any regular cash dividends during the term of the Merger Agreement.

In connection with our IPO, we entered into the Exchange Agreement with certain of the Continuing LLC Owners, under which these Continuing LLC Owners have the right, from time to time, to exchange their units in EVO, LLC and related Class D common shares of EVO, Inc. for shares of our Class A common stock or, at our option, cash.  If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our Senior Secured Credit Facilities, equity, or debt issuances or a combination thereof. In connection with the Merger Agreement, Blueapple entered into the Common Unit Purchase Agreement with Global Payments and us, pursuant to which Blueapple agreed to sell all of its common units to us in exchange for $1,093,560,292, concurrently with, and contingent and conditioned upon, the closing of the transactions contemplated by the Merger Agreement.

In addition, in connection with the IPO, we entered into the TRA with the Continuing LLC Owners. Payments required under the TRA are generally funded by taxable income and represent the tax benefit from the step-up in tax basis that is passed on to the TRA holders. Any payments made by us to non-controlling LLC owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest in accordance with the terms of the TRA until paid by us. In connection with the execution of the Merger Agreement, we entered into the TRA amendment, pursuant to which such parties agreed to terminate the TRA immediately after the effective time of the Merger on the terms set forth therein. In connection with the termination, EVO agreed to pay certain other members of EVO, LLC and their assignees (the “TRA Payment Recipients”) an aggregate termination payment equal to $225 million minus any payments made under the TRA to the TRA Payment Recipients between August 1, 2022 and the effective time of the Merger. Refer to Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements for additional information on the TRA.

The following table sets forth summary cash flow information for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$163,068	$103,597	$116,020
Net cash used in investing activities	(252,142)	(74,704)	(25,967)
Net cash provided by (used in) financing activities	43,837	(24,382)	9,763
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,162)	(12,435)	14,634
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(53,399)	$(7,924)	$114,450

Operating activities

Net cash provided by operating activities was $163.1 million for the year ended December 31, 2022, an increase of $59.5 million compared to net cash provided by operating activities of $103.6 million for the year ended December 31, 2021. The increase was primarily due to higher net income and changes in working capital, including the timing of settlement-related assets and liabilities.

Investing activities

Net cash used in investing activities was $252.1 million for the year ended December 31, 2022, an increase of $177.4 million compared to net cash used in investing activities of $74.7 million for the year ended December 31, 2021. The increase was primarily due to the acquisitions of NBG Pay Single Member Societe Anonyme (“NBG Pay”) and Electronic Data Processing Source S.A. (“EDPS”).

Financing activities

Net cash provided by financing activities was $43.8 million for the year ended December 31, 2022, an increase of $68.2 million, compared to net cash used in financing activities of $24.4 million for the year ended December 31, 2021. The increase was primarily due to the utilization of revolver to facilitate the acquisitions in Greece.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash are impacted by the fluctuation of foreign exchange rates upon translation of non-U.S. currencies to U.S. dollars. The foreign exchange rate volatility in the current year impacted the translation during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Liquidity and capital resources for the years ended December 31, 2021 and 2020

The discussion of cash flow activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Senior Secured Credit Facilities

The Company (through its subsidiary EPI) entered into the Restatement Agreement in November 2021 to amend and restate our senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are comprised of a $200.0 million revolving credit facility maturing in November 2026, and a $588.0 million term loan maturing in November 2026. In addition, our Senior Secured Credit Facilities also provide us with the option to access incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities, and extend the maturity date of the revolving loans and term loans, subject to certain limitations and terms. In connection with the Senior Secured Credit Facilities refinanced under the Restatement Agreement, a loss of $5.7 million was presented within other (expense) income in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. The total loss of $5.7 million includes a debt extinguishment loss of $2.2 million and a loss of $3.5 million related to unamortized deferred financing costs.

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

Upon the consummation of the Merger, our Senior Secured Credit Facilities will be paid off in full. However, there can be no assurance that the Merger will be consummated within the anticipated timeline or at all.  For additional discussion regarding our risks related to the Merger, see the risks described under the caption “Risks related to the Merger” in Item 1A, Part I of this Annual Report.

Settlement lines of credit

We have specialized lines of credit which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates and are subject to annual review. As of December 31, 2022, we had $5.0 million outstanding under these lines of credit with additional capacity of $296.5 million to fund settlement.

Contractual obligations

Our purchase obligations consists of agreements to purchase goods and services, including POS terminals, software licenses, and software maintenance support, entered into in the ordinary course of business.

We lease certain facilities under non-cancellable operating lease arrangements that expire at various dates in the future. As of December 31, 2022, the value of our obligations under operating leases was $50.8 million. Refer to Note 7, “Leases,” in the notes to the accompanying consolidated financial statements for additional information.

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

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended December 31, 2022. The Company evaluated both its actual forecasts of future taxable income and its historical core earnings by jurisdiction over the prior twelve quarters, adjusted for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, and its actual forecasts of future taxable income, the Company determined that valuation allowances are needed in certain European jurisdictions. In the United States, with the exception of the interest expense limitation and a stand alone domestic subsidiary, the Company concluded that its indefinite lived deferred tax assets will be realizable and recorded no valuation allowance. In arriving at this determination, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

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

Redeemable non-controlling interest in eService, BCI Pagos, and NBG Pay

Redeemable non-controlling interest (“RNCI”) in eService, BCI Pagos, and NBG Pay relate to the portion of equity in our consolidated subsidiaries in Poland, Chile, and Greece, not attributable, directly or indirectly, to us, which is realizable upon the occurrence of an event that is not solely within our control. We adjust the RNCI at each balance sheet date to reflect our estimate of the maximum redemption amount with changes recognized as an adjustment to our additional paid-in capital or, in the absence of additional paid-in capital, to shareholders’ deficit. Such estimate is based on projected operating performance of the subsidiary and the key assumptions used in estimating the fair value include, but are not limited to, revenue growth rates and weighted-average cost of capital.

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

As of December 31, 2022, we had approximately $641.5 million of debt outstanding, net of accrued interest, of which $500.0 million was subject to an interest rate hedge. The Company entered into the interest rate hedge in 2020 to reduce a portion of the exposure to market rate risk associated with its variable-rate debt. The interest rate hedge matured on December 31, 2022. Refer to Note 14, “Derivatives,” in the notes to the accompanying consolidated financial statements.

In the future, interest rates may fluctuate and we may be subject to interest rate risk. Based on the amount outstanding on our Senior Secured Credit Facilities on December 31, 2022, an increase or a decrease of 100 basis points in the applicable interest rate (assuming such reduction would not be below the minimum rate) would increase or decrease our annual interest expense by approximately $6.4 million upon the expiration of the interest rate swap. Effective January 2023, interest rate payments of our entire outstanding term loan will be based on variable interest rates.

Foreign currency risk

We are exposed to changes in foreign currency rates as a result of our significant foreign operations. Revenue and income generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates related to certain foreign intercompany balances. A hypothetical uniform 10% weakening or strengthening in the value of the U.S. dollar relative to all the currencies in which our revenue and income are denominated would result in an increase or decrease to pretax income of approximately $8.0 million on an annual basis. The change results from revenue and income earned in foreign currencies, primarily denominated in the Euro, Polish Zloty and Mexican Peso. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our income.

The Company uses a forward contract, foreign currency swap, and window forward contracts to help mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVO Payments, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVO Payments, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 22, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVO Payments, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVO Payments, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

●With the assistance of our IT specialists, we:
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

February 22, 2023

We have served as the Company's auditor since 2016.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$356,459	$410,368
Accounts receivable, net	20,107	16,065
Other receivables	23,624	18,087
Inventory	8,113	4,210
Settlement processing assets	732,284	311,681
Other current assets	26,875	20,514
Total current assets	1,167,462	780,925
Equipment and improvements, net	69,957	68,506
Goodwill, net	528,555	385,651
Intangible assets, net	386,688	200,726
Deferred tax assets	241,652	238,261
Operating lease right-of-use assets	40,980	34,704
Investment in equity securities, at fair value	35,818	25,398
Other assets	19,703	19,214
Total assets	$2,490,815	$1,753,385

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Settlement lines of credit	$5,033	$7,887
Current portion of long-term debt	14,092	14,058
Accounts payable	7,309	6,889
Accrued expenses and other current liabilities	157,347	127,060
Settlement processing obligations	861,080	422,109
Current portion of operating lease liabilities, inclusive of related party liability of $0.7 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively	8,283	7,122
Total current liabilities	1,053,144	585,125
Long-term debt, net of current portion	623,196	568,632
Deferred tax liabilities	25,330	22,207
Tax receivable agreement obligations, inclusive of related party liability of $171.9 million and $169.4 million at December 31, 2022 and December 31, 2021, respectively	182,726	180,143
Operating lease liabilities, net of current portion, inclusive of related party liability of $0.1 million and $1.0 million at December 31, 2022 and December 31, 2021, respectively	34,504	28,948
Other long-term liabilities	12,687	7,891
Total liabilities	1,931,587	1,392,946
Commitments and contingencies
Redeemable non-controlling interests	1,515,450	1,029,090
Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at December 31, 2022 and December 31, 2021. Liquidation preference: $178,559 and $168,309 at December 31, 2022 and December 31, 2021, respectively	174,531	164,007
Shareholders' equity (deficit):
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 48,423,077 and 47,446,061 shares at December 31, 2022 and December 31, 2021, respectively	5	5
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,741,074 and 3,783,074 shares at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit attributable to Class A common stock	(928,187)	(652,871)
Accumulated other comprehensive loss	(7,954)	(9,154)
Total EVO Payments, Inc. shareholders' deficit	(936,136)	(662,020)
Nonredeemable non-controlling interests	(194,617)	(170,638)
Total deficit	(1,130,753)	(832,658)
Total liabilities, redeemable non-controlling interests, redeemable preferred stock, and shareholders’ deficit	$2,490,815	$1,753,385

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$543,082	$496,645	$439,101
Operating expenses:
Cost of services and products	89,370	75,765	84,336
Selling, general, and administrative	309,539	266,117	250,676
Depreciation and amortization	84,143	83,389	85,924
Impairment of intangible assets	—	—	802
Total operating expenses	483,052	425,271	421,738
Other operating income	6,939	—	—
Income from operations	66,969	71,374	17,363
Other expense:
Interest income	3,136	1,651	1,172
Interest expense	(17,641)	(23,161)	(30,160)
Gain on investment in equity securities	7,313	237	17,574
Other (expense) income, net	(3,226)	(10,375)	3,007
Total other expense	(10,418)	(31,648)	(8,407)
Income before income taxes	56,551	39,726	8,956
Income tax expense	(36,245)	(22,037)	(13,122)
Net income (loss)	20,306	17,689	(4,166)
Less: Net income attributable to non-controlling interests in consolidated entities	11,596	9,003	7,189
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	3,431	33	(9,679)
Net income (loss) attributable to EVO Payments, Inc.	5,279	8,653	(1,676)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	10,524	9,889	6,528
Net loss attributable to Class A common stock	$(5,245)	$(1,236)	$(8,204)

Earnings per share
Basic	$(0.11)	$(0.03)	$(0.20)
Diluted	$(0.11)	$(0.03)	$(0.20)

Weighted-average Class A common stock outstanding
Basic	47,979,393	47,092,937	41,980,163
Diluted	47,979,393	47,092,937	41,980,163

Comprehensive income (loss):
Net income (loss)	$20,306	$17,689	$(4,166)
Change in fair value of interest rate swap, net of tax(1)	(1,126)	1,591	(465)
Change in fair value of cross currency swap, net of tax(2)	(44)	—	—
Unrealized (loss) gain on foreign currency translation adjustment, net of tax (3)	(2,726)	(28,336)	8,774
Other comprehensive (loss) income	(3,896)	(26,745)	8,309
Comprehensive income (loss)	16,410	(9,056)	4,143
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	10,052	3,237	8,774
Less: Comprehensive loss attributable to non-controlling interests of EVO Investco, LLC	(121)	(10,747)	(5,948)
Comprehensive income (loss) attributable to EVO Payments, Inc.	$6,479	$(1,546)	$1,317

(1)	Net of tax benefit (expense) of $0.2 million, $(0.2) million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)	Net of tax benefit of less than $0.1 million for the year ended December 31, 2022.
(3)	Net of tax benefit (expense) of $5.6 million, $4.1 million, and $(2.5) million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
												Accumulated		Total
												deficit	Accumulated	EVO
	Redeemable										Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	income (loss)	(deficit)	interests	(deficit)	interests
Balance, January 1, 2021	152	$154,118	46,402	$5	32,164	$3	1,720	$—	2,391	$—	$—	$(675,209)	$1,045	$(674,156)	$(185,062)	$(859,218)	$1,055,633

Net income	—	—	—	—	—	—	—	—	—	—	—	8,653	—	8,653	255	8,908	8,781
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(10,999)	(10,999)	(1,258)	(12,257)	(16,079)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,487
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(213)	(213)	(13,655)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	27,419	—	—	27,419	—	27,419	—
Vesting of equity awards	—	—	266	—	—	—	—	—	—	—	(4,577)	—	—	(4,577)	—	(4,577)	—
Exercise of stock options	—	—	450	—	—	—	—	—	—	—	7,866	—	—	7,866	—	7,866	—
Cancellation of Class B common stock	—	—	—	—	(32,164)	(3)	—	—	—	—	3	—	—	—	—	—	—
Conversion of Class C common stock to Class D common stock	—	—	—	—	—	—	(1,599)	—	1,599	—	—	—	—	—	—	—	—
Exchanges of Class C and Class D common stock for Class A common stock	—	—	328	—	—	—	(121)	—	(207)	—	(15,038)	—	—	(15,038)	15,038	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	—	—	—	—	255	—	—	255	—	255	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	—	—	—	—	380	—	—	380	—	380	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	9,889	—	—	—	—	—	—	—	—	(9,889)	—	—	(9,889)	—	(9,889)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	800	800	84	884	707
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(22,331)	10,638	—	(11,693)	(904)	(12,597)	12,597
BCI Pagos redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(4,285)	—	—	(4,285)	(343)	(4,628)	4,628
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	—	—	—	—	(75,616)	98,860	—	23,244	1,765	25,009	(25,009)
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	—	—	—	—	95,813	(95,813)	—	—	—	—	—
Balance, December 31, 2021	152	$164,007	47,446	$5	—	$—	—	$—	3,783	$—	$—	$(652,871)	$(9,154)	$(662,020)	$(170,638)	$(832,658)	$1,029,090

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

			Shareholders' Equity (Deficit)
								Accumulated		Total
								deficit	Accumulated	EVO
	Redeemable						Additional	attributable to	other	Payments,	Nonredeemable		Redeemable
	Preferred Stock		Class A Common Stock		Class D Common Stock		paid-in	Class A	comprehensive	Inc. equity	non-controlling	Total equity	non-controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	capital	common stock	loss	(deficit)	interests	(deficit)	interests
Balance, January 1, 2022	152	$164,007	47,446	$5	3,783	$—	$—	$(652,871)	$(9,154)	$(662,020)	$(170,638)	$(832,658)	$1,029,090

Net income	—	—	—	—	—	—	—	5,279	—	5,279	1,050	6,329	13,977
Cumulative translation adjustment	—	—	—	—	—	—	—	—	1,814	1,814	(325)	1,489	(4,215)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	3,201
Distributions	—	—	—	—	—	—	—	(3,449)	—	(3,449)	(821)	(4,270)	(11,703)
Acquired redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	159,784
Share-based compensation expense	—	—	—	—	—	—	29,223	—	—	29,223	—	29,223	—
Vesting of equity awards	—	—	454	—	—	—	(3,675)	—	—	(3,675)	—	(3,675)	—
Exercise of stock options	—	—	481	—	—	—	9,566	—	—	9,566	—	9,566	—
Exchanges of Class D common stock for Class A common stock	—	—	42	—	(42)	—	(1,895)	—	—	(1,895)	1,895	—	—
Deferred taxes in connection with increase in ownership of EVO Investco, LLC	—	—	—	—	—	—	206	—	—	206	—	206	—
Tax receivable agreement in connection with share exchanges	—	—	—	—	—	—	47	—	—	47	—	47	—
Change in ownership of nonredeemable non-controlling interest	—	—	—	—	—	—	—	2,396	—	2,396	(2,396)	—	—
Accrual of redeemable preferred stock paid-in-kind dividends	—	10,524	—	—	—	—	(10,524)	—	—	(10,524)	—	(10,524)	—
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—	(590)	(590)	(55)	(645)	(481)
Change in fair value of cross currency swap	—	—	—	—	—	—	—	—	(24)	(24)	(2)	(26)	(18)
eService redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	(20,659)	(5,916)	—	(26,575)	(2,060)	(28,635)	28,635
BCI Pagos redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	3,240	—	—	3,240	250	3,490	(3,490)
Blueapple redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	(340,950)	73,278	—	(267,672)	(20,629)	(288,301)	288,301
NBG Pay redeemable non-controlling interest fair value adjustment	—	—	—	—	—	—	(11,483)	—	—	(11,483)	(886)	(12,369)	12,369
Reclassification of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	346,904	(346,904)	—	—	—	—	—
Balance, December 31, 2022	152	$174,531	48,423	$5	3,741	$—	$—	$(928,187)	$(7,954)	$(936,136)	$(194,617)	$(1,130,753)	$1,515,450

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$20,306	$17,689	$(4,166)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,143	83,389	85,924
Gain on sale of investment	—	—	(336)
Gain on investment in equity securities	(7,313)	(237)	(17,574)
Amortization of deferred financing costs	1,185	2,427	2,675
Loss on unamortized deferred financing costs	—	3,471	—
Loss on extinguishment of debt	—	2,196	—
Loss on disposal of equipment and improvements	—	1,308	1,741
Share-based compensation expense	29,223	27,419	20,664
Deferred taxes, net	4,475	8,258	2,599
Other	(1,029)	4,983	(4,873)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(3,655)	293	(267)
Other receivables	(5,339)	1,652	4,020
Inventory	(4,067)	801	3,993
Other current assets	(1,084)	(4,610)	(1,413)
Operating lease right-of-use assets	7,825	6,554	7,825
Other assets	(3,713)	(3,802)	3,466
Accounts payable	1,395	2,475	(8,326)
Accrued expenses and other current liabilities	29,584	10,728	(895)
Settlement processing funds, net	20,159	(49,566)	34,157
Operating lease liabilities	(7,694)	(7,584)	(8,571)
Other	(1,333)	(4,247)	(4,623)
Net cash provided by operating activities	163,068	103,597	116,020
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(192,315)	(18,809)	—
Purchase of equipment and improvements	(36,232)	(33,395)	(20,481)
Acquisition of intangible assets	(23,595)	(22,550)	(6,821)
Return of capital on equity method investment	—	—	906
Collections of notes receivable	—	50	429
Net cash used in investing activities	(252,142)	(74,704)	(25,967)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(2,598)	(5,584)	(19,896)
Proceeds from long-term debt	158,034	725,600	185,250
Repayments of long-term debt	(104,534)	(728,769)	(301,843)
Deferred financing costs paid	—	(5,927)	—
Deferred and contingent consideration paid	(3,633)	(610)	(2,130)
Secondary offering proceeds	—	—	115,538
Purchase of LLC Interests, Class B and Class D common stock in connection with the secondary offerings	—	—	(115,538)
Repurchases of shares to satisfy minimum tax withholding	(3,675)	(4,577)	(1,345)
Proceeds from issuance of redeemable preferred stock	—	—	149,250
Redeemable preferred stock issuance costs	—	—	(1,660)
Proceeds from exercise of common stock options	9,566	7,866	6,145
Distributions to non-controlling interest holders	(12,524)	(13,868)	(4,513)
Contribution from non-controlling interest holders	3,201	1,487	505
Net cash provided by (used in) financing activities	43,837	(24,382)	9,763
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,162)	(12,435)	14,634
Net (decrease) increase in cash, cash equivalents, and restricted cash	(53,399)	(7,924)	114,450
Cash, cash equivalents, and restricted cash, beginning of year	410,615	418,539	304,089
Cash, cash equivalents, and restricted cash, end of year	$357,216	$410,615	$418,539

See accompanying notes to consolidated financial statements.

EVO PAYMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business

EVO, Inc. is a Delaware corporation whose primary asset is its ownership of approximately 57.4% of the membership interests of EVO, LLC as of December 31, 2022. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions in order to consummate the IPO and to carry on the business of EVO, LLC. EVO, Inc. is the sole managing member of EVO, LLC and operates and controls all of the businesses and affairs conducted by EVO, LLC and its subsidiaries (the “Group”). The Company is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants across the Americas and Europe and servicing more than 700,000 merchants across more than 50 markets. The Company supports all major card types in the markets it serves.

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

The Merger Agreement contains representations, warranties, covenants, closing conditions, and termination rights customary for transactions of this type. Until the earlier of the termination of the Merger Agreement and the effective time of the Merger, the Company has agreed to operate in the ordinary course of business and has agreed to certain other operating covenants, as set forth in the Merger Agreement. The Merger is expected to close in the first quarter of 2023, subject to customary closing conditions.

(c)	Basis of Presentation and Use of Estimates

Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates used for accounting purposes include, but are not limited to, valuation of RNCI, evaluation of realizability of deferred tax assets, determination of liabilities under the tax receivable agreement, determination of liabilities and corresponding right-of-use assets arising from lease agreements, determination of assets or liabilities arising from derivative transactions, determination of fair value of share-based compensation, establishment of severance liabilities, establishment of allowance for doubtful accounts, and assessment of impairment of goodwill and intangible assets.

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

Settlement-related cash represents funds that the Company holds when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted, however these funds are generally paid out in satisfaction of settlement processing obligations and therefore are not available for general purposes. As of December 31, 2022 and 2021, settlement-related cash balances were $157.1 million and $133.3 million, respectively.

Merchant reserves represent funds collected from the Company’s merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the respective merchant agreements. While this cash is not restricted in its use, the Company believes that maintaining merchant reserves to collateralize merchant losses strengthens its fiduciary standings with its card network sponsors and is in accordance with the guidelines set by the card networks. As of December 31, 2022 and 2021, merchant reserves were $96.4 million and $101.6 million, respectively.

Restricted cash represents funds held as a liquidity reserve at our Chilean and Greek subsidiaries, as required by local regulations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$356,459	$410,368
Restricted cash included in other assets	757	247
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$357,216	$410,615

(f)	Accounts Receivable and Other Receivables

Accounts receivable include amounts due from ISOs and merchants related to the transaction processing services and sale of POS equipment and peripherals. Other receivables include advances to merchants, amounts of foreign value-added taxes to be recovered through regular business operations, and other amounts due to the Company.

Receivable balances are stated net of allowance for doubtful accounts. The Company regularly evaluates its receivables for collectability. The Company analyzes historical losses, the financial position of its customers and known or expected trends when estimating the allowance for doubtful accounts. As of December 31, 2022 and 2021, allowance for doubtful accounts was $8.8 million and $7.2 million, respectively.

(g)	Inventory

Inventory consists primarily of electronic POS terminals and prepaid mobile phone cards and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out (“FIFO”) method.

(h)	Earnings Per Share

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

(i)	Settlement Processing Assets and Obligations

Settlement processing assets and obligations represent intermediary balances arising in our settlement process. Refer to Note 3, “Settlement Processing Assets and Obligations,” for further information.

(j)	Equipment and Improvements

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

(k)	Deferred Financing Costs

The costs associated with obtaining debt financing are capitalized and amortized over the term of the related debt. Such costs are presented as a reduction of the long-term debt.

(l)	Goodwill and Intangible Assets

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

As of October 1, 2022 and 2021, the Company performed a qualitative assessment to evaluate the goodwill for indicators of impairment. A qualitative assessment includes consideration of macroeconomic conditions, industry and market considerations, changes in certain costs, overall financial performance of each reporting unit, and other relevant entity-specific events. In performing its qualitative assessment, the Company considered the results of its quantitative impairment test performed in 2020 and the financial performance of the reporting units during 2022 and 2021. Based upon such assessment, the Company determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts as of the date of the impairment test. There were no significant events or changes in the circumstances since the date of the Company’s annual impairment test that would have required a reassessment of the results as of December 31, 2022 and 2021.

As of December 31, 2022, there are no indefinite-lived intangible assets other than goodwill.

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

Non-competition agreements are amortized on a straight-line basis over the term of the agreement, which is 3 years.

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

(m)	Derivatives

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

Refer to Note 14, “Derivatives,” and Note 18, “Fair Value,” for further information on the derivative instruments.

(n)	Revenue Recognition

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

(o)	Share-Based Compensation

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

(p)	Income Taxes

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

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions over the preceding twelve quarters ended December 31, 2022. The Company also evaluated its historical core earnings by jurisdiction, after adjusting for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences, the Company established valuation allowances in the current and prior periods to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized in certain European jurisdictions. In the United States, with the exception of the interest expense limitation and a stand alone domestic subsidiary, the Company concluded that its indefinite lived deferred tax assets will be realizable and recorded no valuation allowance. In arriving at this determination, the Company considered both (i) historical core earnings, after adjusting for certain nonrecurring items, and (ii) the projected future profitability of its core operations and the impact of enacted changes in the application of the interest expense limitation rules beginning in 2022.

As of December 31, 2022 and 2021, a valuation allowance of $14.9 million and $11.6 million, respectively, has been established to reduce the carrying amount of the deferred tax asset to an amount that is more than likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as the Company’s projections for growth.

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

(q)	Nonredeemable Non-controlling Interests and Redeemable Non-controlling Interests

Non-controlling interests relate to the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. Where redemption of such non-controlling interests is solely within the control of the Company, such interests are reflected in the consolidated balance sheets as “Nonredeemable non-controlling interests.”

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

(r)	Foreign-Currency Translation

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

(s)	Fair-Value Measurements

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

(t)	Investment in equity securities

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

(u)	Segment Reporting

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

The America’s segment comprises the geographical markets of the United States, Canada, Mexico, and Chile. The Europe segment comprises the geographical markets of Western Europe (Spain, United Kingdom, Ireland, Germany, Gibraltar, Malta, and Greece) and Eastern Europe (Poland and Czech Republic). The Company also provides general corporate services to its segments through corporate functions, the cost of which is not allocated to segments. Such costs are reported as “Corporate.” Refer to Note 20, “Segment Information,” for further information on segment reporting.

(v)	Leases

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

(w)	Preferred Stock

On April 21, 2020, we issued 152,250 shares of Preferred Stock for approximately $149.3 million in total net proceeds. Holders of shares of Preferred Stock are entitled to cumulative, paid-in-kind dividends, and generally have the right, at their option, to convert the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Class A Common Stock at any time. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), the holders of Preferred Stock may require us to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration. In connection with the execution of the Merger Agreement, the holders of the Preferred Stock agreed to convert the Preferred Stock into Class A Common Stock effective immediately prior to the closing of the Merger. Because the occurrence of a change of control may be outside of our control, we have classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. Refer to Note 16, “Redeemable Preferred Stock,” for further discussion.

(x)	Recent Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, with amendments in 2021. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur on a prospective basis no later than December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company will continue to evaluate the effect of the discontinuance of LIBOR on our outstanding debt and hedging instrument and the related effect of ASU 2020-04 on our consolidated financial statements, as applicable.

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

(y)	Termination of marketing alliance agreement

The Company recognized income from liquidated damages of €7.0 million ($6.9 million, based on the foreign exchange rate as of the date presented) in other operating income in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022, as a result of the termination of the marketing alliance agreement with Liberbank in the third quarter of 2022. The net book value of the marketing alliance agreement intangible asset was zero as of December 31, 2022. Refer to Note 9, “Goodwill and Intangible Assets,” for further information.

(2)      Revenue

The Company primarily earns revenue from payment processing services, and has contractual agreements with its customers that set forth the general terms and conditions of the service relationship, including line item pricing, payment terms and contract duration.

The Company also earns revenue from the sale and rental of electronic POS equipment. The revenue recognized from the sale and rental of POS equipment totaled $36.2 million, $38.9 million, and $39.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company disaggregates revenue based on reporting segment and division. The Company’s divisions are as follows:

●	Direct – Represents the direct solicitation of merchants through referral relationships, including financial institutions and the Company’s direct sales channel. The Company has long-term, exclusive referral relationships with leading international financial institutions that represent thousands of branch locations which actively pursue new merchant relationships on the Company’s behalf. The Company also utilizes a direct sales team, including outbound telesales, to build and maintain relationships with its merchants and referral partners. The Company also has referral arrangements with ISOs that refer merchants to the Company.
●	Tech-enabled – Represents merchants requiring a technical integration at the point of sale between the Company and a third party software vendor whereby the third party passes information to our systems to enable payment processing. These merchant acquiring arrangements are supported by partnerships with independent software providers, integrated software dealers, and eCommerce gateway providers. In the United States, this division also supports B2B customers via proprietary solutions sold directly to merchants and via enterprise resource planning software dealers and integrators.
●	Traditional – Represents the Company’s heritage United States portfolio composed primarily of ISO relationships where the merchant portfolio is not actively managed by the Company. The Company is not focused on this sales model and it will represent an increasingly smaller portion of the business over time.

	Year Ended December 31, 2022
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$143,116	$170,324	$313,440
Tech-enabled	138,741	51,833	190,574
Traditional	39,068	—	39,068
Totals	$320,925	$222,157	$543,082

	Year Ended December 31, 2021
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$130,752	$148,538	$279,290
Tech-enabled	134,360	40,924	175,284
Traditional	42,071	—	42,071
Totals	$307,183	$189,462	$496,645

	Year Ended December 31, 2020
	Americas	Europe	Total

	(In thousands)
Divisions:
Direct	$113,442	$128,458	$241,900
Tech-enabled	117,882	35,410	153,292
Traditional	43,909	—	43,909
Totals	$275,233	$163,868	$439,101

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

A summary of settlement processing assets and obligations is as follows:

	December 31,	December 31,
	2022	2021

	(In thousands)
Settlement processing assets:
Receivable from card networks	$629,500	$209,734
Receivable from merchants	102,784	101,947
Totals	$732,284	$311,681

Settlement processing obligations:
Settlement liabilities due to merchants	$(764,664)	$(320,537)
Merchant reserves	(96,416)	(101,572)
Totals	$(861,080)	$(422,109)

(4)	Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted earnings per share of Class A common stock, as well as the anti-dilutive shares excluded (in thousands, except share and per share data):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020

Numerator:
Net income (loss) attributable to EVO Payments, Inc.	$5,279	$8,653	$(1,676)
Less: Accrual of redeemable preferred stock paid-in-kind dividends	10,524	9,889	6,528
Undistributed loss attributable to shares of Class A common stock	$(5,245)	$(1,236)	$(8,204)

Denominator:
Weighted-average Class A common stock outstanding	47,979,393	47,092,937	41,980,163
Effect of dilutive securities	—	—	—
Total dilutive securities	47,979,393	47,092,937	41,980,163

Earnings per share:
Basic	$(0.11)	$(0.03)	$(0.20)
Diluted	$(0.11)	$(0.03)	$(0.20)

Weighted-average anti-dilutive securities:
Redeemable preferred stock	152,250	152,250	106,076
Stock options	5,517,739	5,828,309	5,040,423
RSUs	1,672,902	1,364,534	1,166,526
RSAs	72	418	4,256
PSUs	257,639	—	—
Class C common stock	—	658,847	2,132,497
Class D common stock	3,765,469	3,227,836	4,245,743

(5)	Tax Receivable Agreement

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

As a result of the purchases of LLC Interests and the exchanges of LLC Interests and paired shares of Class C common stock and paired Class D common stock for shares of Class A common stock sold in connection with and following the IPO, through December 31, 2022, the Company’s deferred tax asset and payment liability pursuant to the TRA were approximately $215.0 million ($175.4 million net of amortization) and $182.7 million, respectively at December 31, 2022, and approximately $211.9 million ($184.1 million net of amortization) and $180.1 million, respectively at December 31, 2021. The Company recorded a corresponding increase to paid-in capital for the difference between the TRA liability and the related deferred tax asset. The amounts recorded as of December 31, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the TRA with respect to subsequent exchanges would be in addition to these amounts.

For the TRA, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets from member exchanges or sales of LLC Interests, and no tax benefit as a result of the Net Operating Losses (“NOLs”) generated by the increase in the Company’s tax basis of the assets in EVO, LLC. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within other (expense) income in the consolidated statements of operations and comprehensive income (loss).

In May 2021, pursuant to the Company’s amended and restated certificate of incorporation, each outstanding share of Class C common stock was automatically converted into one share of Class D common stock. Refer to Note 21, “Shareholders’ Equity,” for further information.

On August 1, 2022, EVO, Inc. entered into the Merger Agreement with Global Payments and Merger Sub. In connection with the execution and delivery of the Merger Agreement, EVO, Inc., EVO, LLC, and certain other parties to the TRA entered into Amendment No. 1 to the TRA (the “TRA Amendment”), pursuant to which such parties agreed to certain terms with respect to the treatment of the TRA upon the consummation of the Merger. In the event the Merger Agreement is terminated, the TRA Amendment will no longer be of any force and effect.

(6) Acquisitions

The acquisitions described below have an immaterial financial impact on both an individual basis and in the aggregate. As such pro forma disclosures are not provided.

2022 Acquisitions

(a)	NBG Pay Single Member Societe Anonyme

In December 2022, a subsidiary of EVO, Inc. acquired 51% ownership of NBG Pay from NBG for €158.1 million ($166.3 million, based on the foreign exchange rate at the time of the acquisition). EVO and NBG formed the joint venture to establish a long-term strategic partnership to provide merchant acquiring and payment processing services in Greece. NBG will refer customers to NBG Pay and EVO will manage and provide its market leading card acceptance solutions through its proprietary products and processing platforms.

The Company, on a preliminary basis, allocated the cost of acquiring the 51% interest in NBG Pay to the assets and liabilities assumed based on their fair values at the date of acquisition as follows:

	As of the	Estimated
	acquisition date	Useful Life
Definite-lived intangible assets	(In thousands )
Customer relationships	$46,070	7 years
Marketing alliance agreement	156,730	20 years
Other liabilities, net	(111)
Goodwill	123,400
Total purchase price	326,089
Less: fair value of redeemable non-controlling interest	(159,784)
Total consideration, net of cash acquired	$166,305

The allocation of the purchase price above is preliminary and subject to further adjustment, pending additional refinement and final completion of valuations. Thus, the measurements of fair value set forth above are subject to change. The Company expects to finalize the valuations as soon as practical, but not later than one year from the acquisition date. Goodwill generated from the NBG Pay acquisition is deductible for tax purposes. NBG Pay is presented in the Company’s Europe segment.

(b)	Electronic Data Processing Source S.A.

In December 2022, a subsidiary of EVO, Inc. completed the acquisition of 100% of the outstanding shares of EDPS, a leading merchant service provider in Greece, in order to enhance the Company’s in-market tech-enabled capabilities. The total consideration paid for the acquisition was €26.0 million ($27.4 million, based on the foreign exchange rate at the time of the acquisition), which includes an upfront payment of €20.0 million and a deferred payment of €6.0 million payable 18 months after the closing date.

The preliminary purchase price allocation of the net assets acquired in the EDPS acquisition is provided in the table below:

	As of the	Estimated
	acquisition date	Useful Life
Definite-lived intangible assets	(In thousands )
Acquired software	$1,160	5 years
Customer relationships	6,530	7 years
Deferred tax liabilities	(1,692)
Other assets, net	2,046
Goodwill	19,355
Total purchase price	$27,399

The allocation of the purchase price above is preliminary and subject to further adjustment, pending additional refinement and final completion of valuations. Thus, the measurements of fair value set forth above are subject to change. The Company expects to finalize the valuations as soon as practical, but not later than one year from the acquisition date. Goodwill generated from the EDPS acquisition is not deductible for tax purposes. EDPS is presented in the Company’s Europe segment.

(c)	North49 Business Solutions, Inc.

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

In June 2021, subsidiaries of EVO, Inc. completed the acquisition of 100% of the outstanding shares of Pago Fácil Tecnologia SpA and PST Pago Fácil SpA (together, “Pago Fácil”), a leading eCommerce payment gateway in Chile, in partnership with its joint venture partner BCI. The total consideration paid for the acquisition was $20.9 million, which includes an upfront payment of $18.0 million and deferred considerations of $0.9 million and $2.0 million payable 9 months and 18 months after the closing date, respectively. The deferred considerations of $0.9 million and $2.0 million were paid in full in March 2022 and December 2022, respectively.

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

(7) Leases

The Company’s leases consist primarily of real estate and personal property leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of December 31, 2022 and 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 5.54 years and 6.36 years as of December 31, 2022 and 2021, respectively. The Company had no significant short-term leases as of December 31, 2022 and 2021.

The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rates used in the measurement of lease liabilities were 6.03% and 5.81% as of December 31, 2022 and 2021, respectively.

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $12.7 million and $10.8 million, for the years ended December 31, 2022 and 2021, respectively. These costs are included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Total lease costs include variable costs of approximately $2.8 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively, which in each case are primarily comprised of costs of maintenance and utilities, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for each of the years ended December 31, 2022 and 2021 were $9.4 million, which is included as a component of cash provided by operating activities in the consolidated statements of cash flows.

As of December 31, 2022, maturities of lease liabilities are as follows:

(In thousands)
Years ending:
2023	$10,169
2024	9,765
2025	8,823
2026	8,207
2027	6,770
2028 and thereafter	7,040
Total future minimum lease payments (undiscounted)	50,774
Less: present value discount	(7,987)
Present value of lease liability	$42,787

(8)	Equipment and Improvements

Equipment and improvements consisted of the following:

	Estimated
	Useful
	Lives in	December 31,	December 31,
	Years	2022	2021

		(In thousands)
Card processing equipment	3-5	$170,390	$155,843
Office equipment	3-5	47,225	44,393
Computer software	3-5	58,398	60,226
Leasehold improvements	various	19,919	17,883
Furniture and fixtures	5-7	5,193	4,433
Totals		301,125	282,778
Less accumulated depreciation		(228,419)	(213,761)
Foreign currency translation adjustment		(2,749)	(511)
Totals		$69,957	$68,506

Depreciation expense related to equipment and improvements was $31.4 million, $37.8 million, and $40.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

In the year ended December 31, 2022, gross equipment and improvements, and accumulated depreciation were each reduced by $17.5 million and $16.8 million, respectively, and in the year ended December 31, 2021 by $12.2 million and $10.9 million, respectively, primarily related to asset retirements.

(9)	Goodwill and Intangible Assets

Intangible assets, net consist of the following:

	December 31, 2022
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$350,320	$(211,032)	$(5,685)	$(30,230)	$103,373
Marketing alliance agreements	354,145	(100,261)	(7,557)	(19,407)	226,920
Internally developed and acquired software	136,382	(68,627)	(9,324)	(4,647)	53,784
Trademarks, definite-lived	20,851	(14,536)	-	(3,765)	2,550
Non-compete agreements	150	(66)	-	(23)	61
Total	$861,848	$(394,522)	$(22,566)	$(58,072)	$386,688

	December 31, 2021
	Gross carrying value	Accumulated amortization	Accumulated impairment charges	Translation and other adjustments	Net

	(In thousands)
Merchant contract portfolios and customer relationships	$297,056	$(197,187)	$(5,685)	$(30,713)	$63,471
Marketing alliance agreements	197,412	(79,811)	(7,557)	(20,896)	89,148
Internally developed and acquired software	110,396	(53,110)	(10,191)	(3,236)	43,859
Trademarks, definite-lived	22,068	(13,427)	(901)	(3,596)	4,144
Non-compete agreements	6,612	(6,487)	-	(21)	104
Total	$633,544	$(350,022)	$(24,334)	$(58,462)	$200,726

Amortization expense related to intangible assets was $52.7 million, $45.6 million, and $45.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the gross carrying value of non-compete agreements, internally developed software, and definite-lived trademarks were reduced by $6.5 million, $2.2 million, and $1.2 million, respectively, with an offset to accumulated amortization, accumulated impairment charges, and translation and other adjustments, for fully amortized or previously impaired intangible assets.

Due to the termination of the Liberbank marketing alliance agreement and the change in recoverability of the Banco Popular marketing alliance agreement, amortization of the respective intangible assets of $5.7 million was accelerated and as a result, their net book values were zero as of December 31, 2022.

In the year ended December 31, 2021, gross intangible assets and accumulated depreciation were each reduced by $2.3 million, related to the expiration of a marketing alliance agreement.

Estimated amortization expense to be recognized during each of the five years subsequent to December 31, 2022:

(In thousands)
Years ending:
2023	$64,233
2024	52,222
2025	42,661
2026	31,970
2027	26,842
2028 and thereafter	168,760
Total	$386,688

For each of the years ended December 31, 2022 and 2021, there were no impairments.

The following represents intangible assets, net by segment:

	December 31,	December 31,
	2022	2021

	(In thousands)
Intangible assets, net:
Americas
Merchant contract portfolios and customer relationships	$41,466	$49,435
Marketing alliance agreements	51,438	56,996
Internally developed and acquired software	40,229	28,812
Trademarks, definite-lived	1,269	1,497
Non-compete agreements	61	104
Total	134,463	136,844

Europe
Merchant contract portfolios and customer relationships	61,907	14,036
Marketing alliance agreements	175,482	32,152
Internally developed and acquired software	13,555	15,047
Trademarks, definite-lived	1,281	2,647
Total	252,225	63,882

Total intangible assets, net	$386,688	$200,726

The change in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, in total and by reportable segment, is as follows:

	Reportable Segment

	Americas	Europe	Total

	(In thousands)
Goodwill, gross, as of December 31, 2020	$266,848	$140,551	$407,399
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2020	266,848	116,260	383,108
Business combinations	10,562	3,921	14,483
Foreign currency translation adjustment	(2,480)	(9,460)	(11,940)
Goodwill, net, as of December 31, 2021	$274,930	$110,721	$385,651

Goodwill, gross, as of December 31, 2021	$274,930	$135,012	$409,942
Accumulated impairment losses	—	(24,291)	(24,291)
Goodwill, net, as of December 31, 2021	274,930	110,721	385,651
Business combinations	6,790	142,755	149,545
Foreign currency translation adjustment	(948)	(5,693)	(6,641)
Goodwill, net, as of December 31, 2022	$280,772	$247,783	$528,555

(10)	Accounts Payable, Accrued Expenses, and Other Current Liabilities

The Company’s accounts payable, accrued expenses, and other current liabilities consisted of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Compensation and related benefits	$19,558	$23,205
Third-party processing and payment network fees	46,257	43,529
Trade payables	7,177	6,089
Taxes payable	37,723	20,399
Commissions payable to third parties	15,750	16,025
Unearned revenue	4,327	4,723
Other	33,864	19,979
Total accounts payable, accrued expenses, and other current liabilities	$164,656	$133,949

(11) Related Party Transactions

Related party balances consist of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Due from related parties, current	$697	$782
Due to related parties, current	(4,638)	(4,207)
Due to related parties, long-term	(185)	(185)

Due from related parties, current, consists primarily of receivables due from a non-controlling interest holder of a consolidated subsidiary, which are included as a component of other current assets on the consolidated balance sheets.

Due to related parties, current, consists of $3.6 million and $3.0 million as of December 31, 2022 and 2021, respectively, primarily due to a non-controlling interest holder of a consolidated subsidiary, and $1.0 million and $1.2 million as of December 31, 2022 and 2021, respectively, representing commissions payable to unconsolidated investees of the Company. The liability is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Due to related parties, long-term, consists of ISO commission reserves in connection with an unconsolidated investee, which are included as a component of other long-term liabilities on the consolidated balance sheets.

The Company leases office space located at 515 Broadhollow Road in Melville, New York from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority owned, directly and indirectly, by the Company’s founder and chairman. As of December 31, 2022 and 2021, the liability related to this lease amounted to $0.5 million and $1.9 million, respectively, and is included in the operating lease liabilities on the consolidated balance sheets.

The Company leases vehicles from a non-controlling interest holder of a consolidated subsidiary. As of December 31, 2022 and 2021, these lease liabilities amounted to $0.2 million and $0.4 million, respectively, and are included in the operating lease liabilities on the consolidated balance sheets.

A portion of the TRA obligation is payable to members of management and current employees. Refer to Note 5, “Tax Receivable Agreement,” for further information on the tax receivable agreement.

Related party commission expense incurred with unconsolidated investees of the Company amounted to $11.7 million, $13.1 million, and $15.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is netted against revenue in the consolidated statements of operations and comprehensive income (loss).

The Company provides certain professional and other services to Blueapple Inc. (“Blueapple”), a member and holder of LLC interests of EVO, LLC. Blueapple is controlled by entities affiliated with the Company’s founder and chairman. The expense related to these services was $0.2 million for each of the years ended December 31, 2022, 2021, and 2020.

The Company, through two wholly owned subsidiaries and one unconsolidated investee, conducts business under ISO agreements with a relative of the Company’s founder and chairman pursuant to which the relative of the Company’s founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of the Company’s founder and chairman. For the years ended December 31, 2022, 2021, and 2020, the Company paid commissions of less than $0.1 million, $0.1 million, and $0.6 million related to this activity, respectively.

NFP is the Company’s benefit and insurance broker and 401(k) manager. NFP is a portfolio company of MDP and one of the Company’s executive officers owns a minority interest in NFP. For the years ended December 31, 2022, 2021, and 2020, the Company paid $1.1 million, $1.2 million, and $0.7 million in brokerage fees and other expenses to NFP, respectively.

(12)	Income Taxes

Domestic and foreign income before income taxes is as follows for the years ended December 31:

	2022	2021	2020

	(In thousands)
Domestic	$(28,541)	$(21,242)	$(37,043)
Foreign	85,092	60,968	45,999
Income (loss) before income taxes	$56,551	$39,726	$8,956

Income tax expense is comprised of the following for the years ended December 31:

	2022	2021	2020

	(In thousands)
Current:
Foreign	$30,929	$13,978	$10,594
Federal	392	(226)	61
State	449	(43)	(15)
Total current income tax expense	31,770	13,709	10,640

Deferred:
Foreign	(1,810)	11,399	2,637
Federal	5,467	(2,769)	(96)
State	818	(302)	(59)
Total deferred income tax expense (benefit)	4,475	8,328	2,482
Totals	$36,245	$22,037	$13,122

The Company’s effective tax rate, as applied to income before income taxes, differ from federal statutory rates as follows for the years ended December 31:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(2.4)	(12.5)	26.3
Foreign tax rate differential	(0.3)	(0.2)	(0.4)
Decrease in U.S. valuation allowance	—	—	(28.6)
Non-controlling interest	(11.0)	(9.9)	1.2
Other miscellaneous permanent differences	2.9	(2.4)	(21.0)
Remeasurement of deferred tax assets	(0.6)	(6.1)	(4.4)
Undistributed earnings of foreign subsidiaries	—	0.1	4.2
U.S. federal tax related to foreign effectively connected income	—	0.1	2.7
Mexico income tax provision	26.5	20.0	85.8
Poland income tax provision	15.6	18.0	75.7
German income tax provision	6.7	8.9	—
Spain income tax provision	—	—	(29.1)
Other foreign tax provisions	3.0	4.0	13.1
Increase in U.S. valuation allowance	1.8	—	—
Increase in Foreign valuation allowance	0.9	14.5	—
Effective tax rate	64.1%	55.5%	146.5%

The primary components of deferred tax items were as follows as of December 31:

	2022	2021

	(In thousands)
Deferred tax assets:
U.S. net operating losses(1)	$30,777	$29,569
U.S. interest limitation(1)	614	—
Partnership basis adjustment(1)	175,358	184,119
Other partnership basis items(1)	31,218	24,235
Foreign net operating losses	13,338	12,014
Foreign intangibles	1,573	1,345
Foreign accrued expenses and other temporary differences	8,007	5,653
	260,885	256,935
Valuation allowance	(14,887)	(11,634)
Deferred tax asset	245,998	245,301

Deferred tax liabilities:
Acquisition related intangibles	(27,122)	(23,656)
Foreign equipment and improvements	(1,130)	(2,070)
Foreign accrued expenses and other temporary differences	(1,424)	(3,521)
Deferred tax liability	(29,676)	(29,247)
Net	$216,322	$216,054

(1)U.S. jurisdiction deferred tax assets

The following table includes the valuation allowance associated with the deferred tax assets recognized as tax expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020.

Valuation
Allowance
(In thousands)

Beginning balance, January 1, 2020	$8,152
Additions to deferred tax assets in foreign jurisdictions	1,097
Reduction of U.S. interest limitation	(2,558)
Reductions to deferred tax assets in foreign jurisdictions	(1,601)
December 31, 2020	$5,090

Additions to deferred tax assets in foreign jurisdictions	8,389
Reductions to deferred tax assets in foreign jurisdictions	(1,845)
December 31, 2021	$11,634

Additions to deferred tax assets in U.S. jurisdictions	999
Additions to deferred tax assets in foreign jurisdictions	3,833
Reductions to deferred tax assets in foreign jurisdictions	(1,579)
December 31, 2022	$14,887

The following table includes the total net operating losses carryforwards by country and years which they are available to offset future taxable income as of December 31, 2022:

	Net Operating	Available
	Losses	Years
	(In thousands)
United States	$133,617	Indefinite
Spain	26,041	Indefinite
Gibraltar	21,456	Indefinite
Mexico	5,457	2023-2032
Chile	4,584	Indefinite
Ireland	3,069	Indefinite
Czech Republic	2,784	2023-2027
UK	670	Indefinite
Canada	550	2023-2042
Greece	383	2023-2027

Gross unrecognized tax benefits increased by $5.2 million during the year ended December 31, 2022.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets.

The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

2022
(In thousands)
Beginning Balance at January 1, 2022	$1,027
Lapses of statues of limitations	—
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	10,888
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	—
Decreases in balances related to settlements with taxing authorities	(5,651)
Ending Balance at December 31, 2022	$6,264

As of December 31, 2022, the total amount of gross unrecognized income tax benefits that, if recognized, would affect that provision for income taxes is $6.3 million. It is possible that our existing unrecognized tax benefits may change up to $6.3 million as a result of audit examinations expected to be completed within the next 12 months.

EVO, LLC’s domestic or foreign subsidiary’s income tax filings are periodically audited by the local tax authorities. EVO, LLC’s open tax years by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2019-2022
Mexico	2017-2022
Poland	2017-2022
Germany	2017-2022

(13)    Long-Term Debt and Lines of Credit

Credit Facility

In November 2021, EVO Payments International, LLC (“EPI”), a wholly-owned subsidiary of EVO, Inc., entered into a Second Restatement Agreement to Amended and Restated Credit Agreement (the “Restatement Agreement”) by and among EPI, as borrower, the subsidiaries of the borrower identified therein, as guarantors, Citibank, N.A., as administrative agent, Truist Bank, as the successor administrative agent and the lenders party thereto, to amend and restate our existing senior secured credit facilities (as amended and restated by the Restatement Agreement, the “Senior Secured Credit Facilities”). As of December 31, 2022, the Senior Secured Credit Facilities include revolver commitments of $200.0 million that mature in November 2026 and a $588.0 million term loan that matures in November 2026. In connection with the Senior Secured Credit Facilities refinanced under the Restatement Agreement, a loss of $5.7 million was presented within other (expense) income in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. The total loss of $5.7 million includes a debt extinguishment loss of $2.2 million and a loss of $3.5 million related to unamortized deferred financing costs.

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

As of December 31, 2022, the term loan had an interest rate of 6.14% and the revolving credit facility had interest rates of 8.25% for prime rate revolver, 6.40% for three-month LIBOR revolver, and 6.14% for one-month LIBOR revolver.

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

As a result of these restrictions, substantially all of the net assets of EPI at December 31, 2022 were restricted from distribution to EVO, LLC or any of its members. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business.

In addition, the Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due thereunder and exercise of the remedies on the collateral. As of December 31, 2022 and 2021, the Company was in compliance with all its financial covenants under the Senior Secured Credit Facilities.

As of December 31, 2022 and 2021, the Company’s long-term debt consists of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Term loan	$573,300	$588,000
Revolver	68,200	—
Less debt issuance costs	(4,212)	(5,310)
Total long-term debt	637,288	582,690
Less current portion of long-term debt, net of current portion of debt issuance costs	(14,092)	(14,058)
Total long-term debt, net of current portion	$623,196	$568,632

Principal payment requirements on the above obligations in each of the years remaining subsequent to December 31, 2022 are as follows:

Years ending:	(In thousands)
2023	$14,700
2024	29,400
2025	44,100
2026	553,300
Total	$641,500

Upon the consummation of the Merger, our Senior Secured Credit Facilities will be paid off in full. However, there can be no assurance that the Merger will be consummated within the anticipated timeline or at all.

Settlement Lines of Credit

The Company maintains intraday and overnight facilities to fund its settlement obligations. These facilities are short-term in nature, have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. At December 31, 2022 and December 31, 2021, the Company had $5.0 million and $8.0 million outstanding under these lines of credit, respectively, with additional capacity of $296.5 million and $142.6 million, respectively, to fund its settlement obligations. The weighted-average interest rates on these borrowings were 8.7% and 5.2% as of December 31, 2022 and 2021, respectively.

(14) Derivatives

Designated Derivatives

Interest Rate Swap

In 2020, the Company entered into an interest rate swap with a notional amount of $500.0 million to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan. The interest rate swap had a fixed rate of 0.2025% and matured on December 31, 2022.

The interest rate swap was designated as an effective cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the termination clean price of the actual designated interest rate swap to the historical monthly changes in the termination clean price of a hypothetically perfect interest rate swap with terms that exactly match the hedged transactions and a fair value of zero at its inception using 37 different forward curves. Based on the regression results, the Company determined that the hedging instrument was highly effective at inception. On an ongoing basis, the Company assessed hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective until its maturity on December 31, 2022.

The interest rate swap was recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the interest rate swap and its classification on the consolidated balance sheets as of December 31, 2021:

	December 31, 2021
	Balance Sheet	Fair Value
	Location	(In thousands)

Interest Rate Swap - current portion	Other current assets	$1,297

Since the Company designated the swap as an effective cash flow hedge that qualified for hedge accounting, unrealized gains or losses resulting from adjusting the swap to fair value were recorded as a component of other comprehensive (loss) income and subsequently reclassified into interest expense in the same period during which the hedged transaction affected earnings. Cash flows resulting from settlements were presented as a component of cash flows from operating activities within the consolidated statements of cash flows.

The table below presents the effect of hedge accounting on accumulated other comprehensive loss for the years ended December 31, 2022, 2021, and 2020:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

	(In thousands)
Beginning accumulated derivative gain (loss) in accumulated other comprehensive loss	$1,297	$(533)	$—
Derivative gain (loss) recognized in the current period in accumulated other comprehensive loss	6,257	1,354	(653)
Less: Derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	7,554	(476)	(120)
Ending accumulated derivative gain (loss) in accumulated other comprehensive loss	$—	$1,297	$(533)

The table below presents the effect of hedge accounting on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

	(In thousands)
Total interest expense including the effects of cash flow hedges	$(17,641)	$(23,161)	$(30,160)
Derivative gain (loss) reclassified from accumulated other comprehensive loss into interest expense	$7,554	$(476)	$(120)

Cross Currency Swap

In April 2022, the Company entered into a float-to-float cross currency swap to hedge the risk of fluctuations in the exchange rate related to a net investment in a foreign subsidiary. The Company delivered a notional amount of $26.2 million and received a notional amount of EUR 25.0 million on the initial exchange date of November 15, 2022 and will deliver EUR 25.0 million and receive $26.2 million on the maturity date of November 15, 2027.

The cross currency swap is designated as a net investment hedge involving the receipt of functional currency floating rate amounts from a counterparty in exchange for the Company making foreign currency floating rate payments over the life of the agreement. The loss on the swap prior to designation was recorded in earnings.

The cross currency swap is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the cross currency swap and its classification on the consolidated balance sheets as of December 31, 2022:

	December 31, 2022
	Balance Sheet	Fair Value
	Location	(In thousands)

Cross Currency Swap - current portion	Other current assets	$451
Cross Currency Swap - long-term portion	Other long-term liabilities	$(610)

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

The table below presents the effect of the Company’s net investment hedge on accumulated other comprehensive loss for the year ended December 31, 2022:

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31, 2022
	(In thousands)

Cross Currency Swap	$(51)	Interest expense	$141

Non-designated Derivatives

In April 2022, the Company entered into a forward contract to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The terms of the contract provide for an exchange of a notional amount of GBP 34.5 million for MXN 960.1 million, calculated using the contract rate as applicable at the settlement date.

The forward contract is recognized at fair value in the consolidated balance sheets. The table below presents the fair value of the forward contract and its classification on the consolidated balance sheets as of December 31, 2022:

		December 31, 2022
	Settlement	Balance Sheet	Fair Value
	Date	Location	(In thousands)

Forward Contract	April 13, 2023	Other current assets	$6,530

The Company did not designate the forward contract as an accounting hedge. Any unrealized gain or loss resulting from adjusting the forward to fair value is recorded as a component of other (expense) income, to offset the unrealized gain or loss recorded within other (expense) income from the remeasurement of the intercompany balance being hedged. Cash flows resulting from the settlement will be presented as a component of cash flows from operating activities within the consolidated statements of cash flows.

The table below presents the unrealized gain (loss) on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022:

	Location of	Year Ended
	Unrealized Gain	December 31, 2022

Forward Contract	Other income	$6,530

(15)     Supplemental Cash Flows Information

Supplemental cash flow disclosures and non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Supplemental disclosure of cash flow data:
Interest paid	$16,226	$20,917	$30,962
Income taxes paid	17,901	10,259	13,429

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$14,908	$9,845	$3,347
Decrease in operating lease liabilities and corresponding right-of-use assets resulting from lease modifications	—	(3,158)	(6,801)
Software and equipment assets acquired by assuming directly related liabilities	—	—	11,603
Deferred consideration payable	11,616	3,439	—
Contingent consideration payable	—	472	—
Accrual of redeemable preferred stock paid-in-kind-dividends	10,524	9,889	6,528
Exchanges of Class C and Class D common stock for Class A common stock	1,895	15,038	16,658
Secondary offering	—	—	43,484

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

The Preferred Stock’s initial carrying value is recorded at a discount to its liquidation preference. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over ten years using a 6.22% effective interest rate. The total PIK dividends and accretion of the discount combined represents a period’s total preferred stock dividend cost, which is subtracted from net income or added to net loss to arrive at net loss attributable to Class A common stockholders on the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2022, 2021, and 2020, the initial carrying value of the preferred stock has been increased by $10.5 million, $9.9 million, and $6.5 million, respectively, for the accretion of the PIK dividend.

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

The Preferred Stock may be redeemed by the Company at any time after ten years for a cash purchase price equal to the liquidation preference as of the redemption date plus accumulated and unpaid regular PIK dividends. If the Company undergoes a change of control (as defined in the certificate of designations for the Preferred Stock), each holder of Preferred Stock may require the Company to repurchase all or a portion of its then-outstanding shares of Preferred Stock for cash consideration equal to 150% of the then-current liquidation preference per share of Preferred Stock plus accumulated and unpaid dividends, if any (or, if the repurchase date for such change of control is on or after the sixth semi-annual PIK dividend payment date, 100% of the liquidation preference per share of Series A Preferred Stock plus accumulated and unpaid dividends, if any). Because the occurrence of a change of control may be outside of the Company’s control, the Company has classified the Preferred Stock as mezzanine equity on the consolidated balance sheets. If a change of control were to occur as of December 31, 2022, the Company might have been required to repurchase the Preferred Stock for $267.8 million. As of December 31, 2022, the Company believed that the occurrence of a change of control outside of the Company’s control that would trigger the right of the holder of Preferred Stock to require the Company to repurchase all or a portion of the Preferred Stock for cash was not probable, as the occurrence of a business combination as defined under generally accepted accounting principles would not be considered probable until it has been consummated. Therefore, the Preferred Stock is not accreted to the current redemption value.

In connection with the execution and delivery of the Merger Agreement, the holders of Preferred Stock agreed to convert the Preferred Stock into Class A common stock effective immediately prior to the closing of the Merger.

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

In October 2020, the Company, through its Mexican subsidiary, formed a joint venture with BCI, pursuant to which the Company owns 50.1% and BCI owns 49.9% of the equity of BCI Pagos pursuant to the terms of a shareholders agreement between the parties. Under the shareholders agreement, BCI has the option to compel the Company to purchase BCI’s shares in BCI Pagos at a price per share based on the fair value of the shares. The option became effective two years after the agreement date. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value within the mezzanine equity section of the consolidated balance sheets. At each balance sheet date, the RNCI is reported at its redemption value, which represents the estimated fair value, with a corresponding adjustment to additional paid-in capital, or accumulated deficit in absence of additional paid-in capital.

In December 2022, the Company, through one of its subsidiaries, formed a joint venture with NBG, pursuant to which the Company owns 51% and NBG owns 49% of the equity of NBG Pay pursuant to the terms of the shareholders agreement between the parties. Under the shareholders agreement, NBG has the option, under certain limited circumstances, to compel the Company to purchase NBG’s shares in NBG Pay at a price set forth in the transaction agreements. In addition, beginning December 2025, NBG has the option to compel the Company to purchase NBG’s shares in the Greek subsidiary at a price per share based on the fair value of the shares. Because the exercise of this option is not solely within the Company’s control, the Company has classified this interest as RNCI and presents the redemption value within the mezzanine equity section of the consolidated balance sheets. At each balance sheet date, the RNCI is reported at its redemption value, which represents the estimated fair value, with a corresponding adjustment to additional paid-in capital, or accumulated deficit in absence of additional paid-in capital.

As of December 31, 2022, EVO, Inc. owns 57.4% of EVO, LLC. The EVO, LLC operating agreement includes a provision whereby Blueapple may deliver a sale notice to EVO, Inc., upon receipt of which EVO, Inc. will use its commercially reasonable best efforts to pursue a public offering of shares of its Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. Upon receipt of such a sale notice, the Company may elect, at the Company’s option (determined solely by its independent directors (within the meaning of the rules of the Nasdaq stock market) who are disinterested), to cause EVO, LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by the Company to cause EVO, LLC to redeem the LLC Interests based on the fair value of the Company’s Class A common shares on such date. Because this option is not solely within the Company’s control, the Company has classified this interest as RNCI and reports the RNCI at redemption value, which represents the fair value, as temporary within the mezzanine equity section of the consolidated balance sheets. The changes in redemption value are recorded with a corresponding adjustment to additional paid-in capital, or accumulated deficit in the absence of additional paid-in capital.

The following table details the components of RNCI for the years ended December 31, 2022 and 2021:

	Blueapple	eService	BCI Pagos	NBG Pay	Total
	(In thousands)
Beginning balance, January 1, 2022	$823,386	$198,531	$7,173	$—	$1,029,090
Contributions	—	—	3,201	—	3,201
Distributions	—	(11,703)	—	—	(11,703)
Acquired RNCI	—	—	—	159,784	159,784
Net income (loss) attributable to RNCI	3,070	12,578	(1,365)	(306)	13,977
Unrealized (loss) gain on foreign currency translation adjustment	(2,671)	(3,978)	203	2,231	(4,215)
Unrealized loss on change in fair value of interest rate swap	(481)	—	—	—	(481)
Unrealized loss on change in fair value of cross currency swap	(18)	—	—	—	(18)
Increase (decrease) in the maximum redemption amount of RNCI	288,301	46,334	(5,643)	19,996	348,988
Allocation of eService fair value RNCI adjustment to Blueapple	(17,699)	—	—	—	(17,699)
Allocation of BCI Pagos fair value RNCI adjustment to Blueapple	2,153	—	—	—	2,153
Allocation of NBG Pay fair value RNCI adjustment to Blueapple	(7,627)	—	—	—	(7,627)
Ending balance, December 31, 2022	$1,088,414	$241,762	$3,569	$181,705	$1,515,450

	Blueapple	eService	BCI Pagos	Total
	(In thousands)
Beginning balance, January 1, 2021	$868,738	$186,436	$459	$1,055,633
Contributions	—	—	1,487	1,487
Distributions	—	(13,655)	—	(13,655)
Net income (loss) attributable to RNCI	47	10,329	(1,595)	8,781
Unrealized loss on foreign currency translation adjustment	(10,313)	(5,045)	(721)	(16,079)
Unrealized gain on change in fair value of interest rate swap	707	—	—	707
(Decrease) increase in the maximum redemption amount of RNCI	(25,009)	20,466	7,543	3,000
Allocation of eService fair value RNCI adjustment to Blueapple	(7,869)	—	—	(7,869)
Allocation of BCI Pagos fair value RNCI adjustment to Blueapple	(2,915)	—	—	(2,915)
Ending balance, December 31, 2021	$823,386	$198,531	$7,173	$1,029,090

(18)	Fair Value

The table below presents information about items, which are carried at fair value on a recurring basis:

	December 31, 2022
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$40,443	$—	$—	$40,443
Contingent consideration	—	—	(625)	(625)
Blueapple RNCI	(1,088,414)	—	—	(1,088,414)
eService RNCI	—	—	(241,762)	(241,762)
NBG Pay RNCI	—	—	(181,705)	(181,705)
BCI Pagos RNCI	—	—	(3,569)	(3,569)
Cross currency swap	—	(159)	—	(159)
Forward contract	—	6,530	—	6,530
Investment in equity securities	—	35,818	—	35,818
Total	$(1,047,971)	$42,189	$(427,661)	$(1,433,443)

	December 31, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total

Cash equivalents	$95,919	$—	$—	$95,919
Contingent consideration	—	—	(611)	(611)
Blueapple RNCI	(823,386)	—	—	(823,386)
eService RNCI	—	—	(198,531)	(198,531)
BCI Pagos RNCI	—	—	(7,173)	(7,173)
Interest rate swap	—	1,297	—	1,297
Investment in equity securities	—	25,398	—	25,398
Total	$(727,467)	$26,695	$(206,315)	$(907,087)

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

The estimated fair value of eService’s RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the weighted-average cost of capital (“WACC”) used to discount the future cash flows, which were 14.5% and 12.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 12.9% and 12.3%, based on historic trends, current and expected market conditions, and management’s forecast assumptions as of December 31, 2022 and 2021, respectively. A future increase in the WACC would result in a decrease in the fair value of RNCI in eService. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in eService. In applying the market approach, the ranges of the valuation multiples as of December 31, 2022 were 5.25x-5.75x and 9.25x-10.75x for revenue and EBITDA, respectively. The ranges of the valuation multiples as of December 31, 2021 were 4.75x-5.25x and 9.25x-10.75x for revenue and EBITDA, respectively.

The estimated fair value of NBG Pay’s RNCI and redemption value of the put option embedded in RNCI, approximates its carrying amount as of December 31, 2022, given the proximity of the transaction date (i.e. formation of the joint venture) and the measurement date.

The estimated fair value of BCI Pagos’ RNCI is determined utilizing an income approach, weighted at 50%, based on the forecasts of expected future cash flows, and the market approach, weighted at 50%, based on the guideline public company data. In applying the income approach, significant unobservable inputs included (i) the WACC used to discount the future cash flows, which were 19.0%, and 17.0%, based on the markets in which the business operates and (ii) growth rates used within the future cash flows, which were up to 30.0% and 17.9%, based on historic trends, current and expected market conditions, and management’s forecast assumptions as of December 31, 2022 and 2021, respectively. A future increase in the WACC would result in a decrease in the fair value of RNCI in BCI Pagos. Conversely, a decrease in the WACC would result in an increase in the fair value of RNCI in BCI Pagos. In applying the market approach, the ranges of the valuation multiples as of December 31, 2022 were 1.25x-2.25x and 9.50x for revenue and EBITDA, respectively. The valuation multiples as of December 31, 2021 were 1.75x and 6.00x for revenue and EBITDA, respectively.

In May 2020, the Company entered into an interest rate swap to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with its variable-rate debt, which matured on December 31, 2022. The fair value of the interest rate swap was determined based on the present value of the estimated future net cash flows using the LIBOR forward rate curve as of December 31, 2021. The future interest rates are derived from observable market interest rate curves and thus fall within Level 2 of the valuation hierarchy. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. As a result, the fair value of the interest rate swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the interest rate swap was a $1.3 million asset at December 31, 2021.

In April 2022, the Company entered into a cross currency swap to hedge the risk of fluctuations in the exchange rate related to a net investment in a foreign subsidiary. The fair value of the cross currency swap was determined based on the cash flows of the swap contract, forward foreign exchange points and interest rate market data, which are derived from readily observable market inputs. The credit valuation adjustment associated with the derivative, related to the likelihood of default by the Company and the counterparty, was significant to the overall valuation. As a result, the fair value of the cross currency swap is classified as Level 2 of the fair value hierarchy. As described in Note 14, “Derivatives,” the fair value of the cross currency swap was a $0.2 million liability at December 31, 2022.

In April 2022, the Company entered into a forward contract to mitigate exposure to fluctuations in foreign currency exchange rates related to certain foreign intercompany balances. The fair value of the forward contract was determined based on an estimate of the expected cash flows using the mark-to-market rate as of December 31, 2022. The Company also considers counterparty credit risk in the determination of fair value. The mark-to-market rates are derived from observable inputs and thus fall within Level 2 of the valuation hierarchy. As described in Note 14, “Derivatives,” the fair value of the forward contract was a $6.5 million asset at December 31, 2022.

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

The Visa Series A preferred stock, which is presented in investments in equity securities on the consolidated balance sheets, is reported at fair value. In connection with the measurement of the investment in Visa Series A preferred stock at fair value, the Company recognized gains of $7.3 million, $0.2 million, and $17.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. The fair value of Visa Series A preferred stock is determined using a market approach based on the quoted market price of Visa Class A common stock, and as a result is classified as Level 2 of the fair value hierarchy.

The remaining Visa Series C preferred stock is carried at cost in the amount of €3.5 million and €6.5 million ($4.0 million and $7.4 million based on the foreign exchange rate at the time of the acquisition) as of December 31, 2022 and 2021, respectively, and is presented in other assets on the consolidated balance sheets. The estimated fair value of the remaining Visa Series C preferred stock of $10.4 million and $20.3 million as of December 31, 2022 and 2021, respectively, is based upon inputs classified as Level 3 of the fair value hierarchy. These inputs include the fair value of Visa Class A common stock as of December 31, 2022, the conversion factor of Visa Series C preferred stock to Visa Class A common stock, and a discount due to the lack of liquidity, which represents a measure of fair value that is unobservable or requires management’s judgment.

The estimated fair value of receivables, settlement processing assets and obligations, due to and from related parties and settlement lines of credit approximate their respective carrying values due to their short term nature.

The estimated fair value of long-term debt as of December 31, 2022 and 2021 was $641.5 million and $588.0 million, respectively, which approximated its carrying value as long-term debt bore interest based on prevailing variable market rates and as such was categorized as a Level 2 in the fair value hierarchy.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the years ended December 31, 2022 and 2021.

(19)	Commitments and Contingencies

Litigation

One of the Company’s financial institution referral partners, Grupo Banco Popular, was acquired by Santander in June 2017, which has adversely impacted the Company’s business in Spain. Revenues from this channel have declined significantly due primarily to reduced merchant referrals following Santander’s consolidation of Grupo Banco Popular branches and the bank’s lack of performance of certain of its obligations under our agreements. The Company believes that its agreements with Santander, including the bank’s referral obligations, remain in full force and effect.

In December 2020, the Company filed a claim in the Court of First Instance in Madrid, Spain seeking recovery in connection with Santander’s breach of certain of its exclusivity, non-compete and merchant referral obligations under the commercial agreements between the parties. The trial commenced in November 2022. In December 2022, the court issued a ruling dismissing the Company’s claims. The Company filed an appeal in January 2023 to reverse this ruling. The appeal is ongoing and the outcome and timing of a decision on the appeal remain uncertain. The Company cannot at this time determine the likelihood of any outcome or any damages that may be awarded to it. There can be no assurance as to when or if the Company will recover the amounts to which the Company believes it is entitled.

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

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Segment revenue:
Americas	$320,925	$307,183	$275,233
Europe	222,157	189,462	163,868
Revenue	$543,082	$496,645	$439,101

Segment profit:
Americas	$143,297	$135,081	$106,052
Europe	80,992	63,588	65,448
Total segment profit	224,289	198,669	171,500
Corporate	(51,463)	(35,628)	(34,157)
Depreciation and amortization	(84,143)	(83,389)	(85,924)
Net interest expense	(14,505)	(21,510)	(28,988)
Provision for income tax expense	(36,245)	(22,037)	(13,122)
Share-based compensation expense	(29,223)	(27,419)	(20,664)
Less: Net income (loss) attributable to non-controlling interests of EVO Investco, LLC	3,431	33	(9,679)
Net income (loss) attributable to EVO Payments, Inc.	$5,279	$8,653	$(1,676)

Capital expenditures:
Americas	$15,148	$14,080	$9,716
Europe	21,084	19,315	10,765
Consolidated total capital expenditures	$36,232	$33,395	$20,481

The Company’s long-lived assets, which consist of equipment and improvements, net, and operating lease right-of-use assets, by geographic location are as follows:

	December 31,	December 31,
	2022	2021

	(In thousands)
Long-lived assets:
Poland	$32,517	$31,534
United States	27,285	30,228
Mexico	17,264	18,554
Other	33,871	22,894
Totals	$110,937	$103,210

Revenue is attributed to individual countries based on the location where the relationship is managed. For the year ended December 31, 2022, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 34.6%, 20.9%, and 17.8%, respectively. For the year ended December 31, 2021, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 38.0%, 20.5%, and 17.6%, respectively. For the year ended December 31, 2020, revenue in the United States, Mexico, and Poland, as a percentage of total consolidated revenue, was 41.2%, 18.5%, and 18.0%, respectively. For the years ended December 31, 2022, 2021, and 2020, there is no one customer that represents more than 10% of total revenue.

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

In connection with the execution and delivery of the Merger Agreement, certain Continuing LLC Owners have agreed to exchange their LLC Interests for shares of Class A common stock subject to, and effective immediately prior to, the closing of the Merger.

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

The following table summarizes share-based compensation expense, and the related income tax benefit recognized for share-based compensation awards. Share-based compensation expense is presented within selling, general, and administrative expenses within the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2022	2021	2020

Share-based compensation expense	$29,223	$27,419	$20,664
Income tax benefit	$(4,871)	$(4,053)	$(3,406)

Restricted stock units

Service-Based Restricted Stock Units

The Company recognized share-based compensation expense for RSUs granted of $17.3 million, $13.4 million, and $8.5 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

A summary of RSUs activity is as follows (in thousands, except per share data):

	Number of RSUs	Weighted-average grant date fair value

Balance at December 31, 2020	1,149	$22.92
Granted	711	25.74
Vested	(428)	23.25
Forfeited	(93)	22.36
Balance at December 31, 2021	1,339	$24.35
Granted	1,000	23.85
Vested	(604)	22.78
Forfeited	(91)	24.29
Balance at December 31, 2022	1,644	$24.62

As of December 31, 2022 and 2021, total unrecognized share-based compensation expense related to outstanding RSUs was $26.8 million and $22.5 million, respectively. RSUs settle in Class A common stock. RSUs granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual vesting installments over a period of three or four years from the grant date. RSUs granted to the Company’s executive officers as part of the annual 2021 and all participants as part of the annual 2022 grant, vest in equal annual vesting installments over a period of three years from the grant date. The weighted-average remaining vesting period over which expense will be recognized for unvested RSUs is 1.8 years as of December 31, 2022 and 2.0 years as of December 31, 2021. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $13.7 million and $10.0 million, respectively.

Stock options

Service-Based Stock Options

The Company recognized share-based compensation expense for the service-based stock options granted of $8.6 million, $12.5 million, and $12.1 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

A summary of service-based stock option activity is as follows (in thousands, except per share and term data):

	Number of Options	Weighted-average grant date fair value	Weighted-average exercise price	Weighted-average remaining contractual term	Total intrinsic value

Balance at December 31, 2020	5,084	$7.60	$21.06	8.36	$30,405
Granted	1,115	9.76	25.73	—	—
Exercised	(450)	6.27	17.48	—	4,886
Forfeited	(258)	8.42	23.45	—	—
Balance at December 31, 2021	5,491	$8.11	$22.19	7.67	$19,802
Granted	—	—	—	—	—
Exercised	(481)	7.31	19.87	—	5,112
Forfeited	(138)	9.15	25.32	—	—
Balance at December 31, 2022	4,872	$8.15	22.32	6.66	$56,136

Exercisable at December 31, 2022	3,337	$7.74	$20.80	6.29	$43,522

As of December 31, 2022 and 2021, total unrecognized share-based compensation expense related to unvested service-based stock options was $8.0 million and $17.7 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for unvested stock options is 1.3 years as of December 31, 2022 and 2.0 years as of December 31, 2021. Stock options granted in connection with the Company’s annual long-term incentive plan and off-cycle grants vest in equal annual installments over a period of four years from grant date. Stock options granted to the Company’s executive officers (excluding the Chief Executive Officer (“CEO”)) as part of the annual 2021 grant vest in equal annual vesting installments over a period of three years from the grant date. Stock options expire no later than 10 years from the date of grant.

Market and Service-Based Stock Options

During the quarter ended March 31, 2021, 287,395 stock options with a fair value of approximately $2.9 million were granted to the Company’s CEO. These options vest only upon the satisfaction of certain market-based and service-based vesting conditions. The market-based vesting condition, which was met in the second quarter of 2021, required that the twenty trading day trailing average price for the Company’s Class A common stock must equal or exceed 110% of the closing price of the Company’s Class A common stock on the grant date for a period of twenty consecutive trading days. In addition, the options are subject to a service-based vesting condition that is satisfied in three equal annual installments on the first, second and third anniversaries of the grant date. As of December 31, 2022, 95,798 stock options were exercisable.

For the purpose of calculating share-based compensation expense, the fair value of this grant was determined through the application of the Monte-Carlo simulation model with the following assumptions:

Expected life (in years)	7.00
Weighted-average risk-free interest rate	1.15%
Expected volatility	34.65%
Dividend yield	0.00%
Exercise price	$25.46

The Company recognizes share-based compensation expense related to this award with market-based and service-based conditions over the derived service period of 3.0 years using the graded vesting method. The Company recognized share-based compensation expense for these stock options of $1.0 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, total unrecognized share-based compensation expense related to these stock options was $0.4 million and $1.4 million, respectively. The weighted-average remaining vesting period over which expense will be recognized for these stock options is 1.0 years as of December 31, 2022 and 1.5 years as of December 31, 2021.

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

The Company recognized share-based compensation expense for PSUs granted of $1.2 million for the year ended December 31, 2022. As of December 31, 2022, total unrecognized share-based compensation expense related to outstanding PSUs was $3.2 million. The weighted-average remaining vesting period over which expense will be recognized for unvested PSUs is 2.2 years as of December 31, 2022.

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

The Company recognized share-based compensation expense for these MPSUs of $1.1 million for the year ended December 31, 2022. As of December 31, 2022, total unrecognized share-based compensation expense related to these MPSUs was $2.8 million. The weighted-average remaining vesting period over which expense will be recognized for these MPSUs is 2.2 years as of December 31, 2022.

(23) Employee Benefit Plans

The Company maintains retirement plans for employees in various countries where the Company maintains an office. Each plan is subject to allowable contributions and limitations based on local country laws and regulations covering retirement plans. In each location and plan, the Company, at its discretion, may contribute to the plan and, depending on location, the Company may match a percentage of the employee contributions. The Company’s contributions are vested over time, at different rates depending on location. The Company recognized a contribution expense of $2.1 million, $2.0 million, and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Balance Sheets

(In thousands)

	December 31,	December 31,
	2022	2021
Assets
Due from related parties	$323	$223
Other current assets	68	59
Total current assets	391	282
Deferred tax asset, net	235,901	237,042
Total assets	$236,292	$237,324

Liabilities and Shareholders' Deficit
Accrued expenses	$391	$282
Total current liabilities	391	282
Tax receivable agreement obligations, inclusive of related party liability of $171.9 million and $169.4 million at December 31, 2022 and 2021, respectively	182,726	180,143
Net deficit in investment in a subsidiary	814,780	554,912
Total liabilities	997,897	735,337

Redeemable preferred stock (par value, $0.0001 per share), Authorized, Issued and Outstanding – 152,250 shares at December 31, 2022 and December 31, 2021. Liquidation preference: $178,559 and $168,309 at December 31, 2022 and December 31, 2021, respectively	174,531	164,007
Shareholders' deficit:
Class A common stock (par value, $0.0001 per share), Authorized - 200,000,000 shares, Issued and Outstanding - 48,423,077 and 47,446,061 shares at December 31, 2022 and 2021, respectively	5	5
Class D common stock (par value, $0.0001 per share), Authorized - 32,000,000 shares, Issued and Outstanding - 3,741,074 and 3,783,074 shares at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(928,187)	(652,871)
Accumulated other comprehensive loss	(7,954)	(9,154)
Total deficit	(936,136)	(662,020)
Total liabilities, redeemable preferred stock, and shareholders' deficit	$236,292	$237,324

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$—	$—	$—
Operating expenses:
Selling, general, and administrative	4,268	4,160	6,473
Loss from operations	(4,268)	(4,160)	(6,473)
Other income:
Income (loss) from investment in unconsolidated investee	4,558	128	(9,610)
Dividend income	10,524	9,889	6,528
Other income (expense)	1,952	(177)	8,255
Total other income	17,034	9,840	5,173
Income (loss) before income taxes	12,766	5,680	(1,300)
Income tax (expense) benefit	(7,487)	2,973	(376)
Net income (loss)	5,279	8,653	(1,676)
Net income (loss) attributable to EVO Payments, Inc.	$5,279	$8,653	$(1,676)

Comprehensive income (loss):
Net income (loss)	$5,279	$8,653	$(1,676)
Change in fair value of interest rate swap, net of tax(1)	(590)	800	(197)
Change in fair value of cross currency swap, net of tax(2)	(24)	—	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax(3)	1,814	(10,999)	3,190
Other comprehensive income (loss)	1,200	(10,199)	2,993
Comprehensive income (loss)	6,479	(1,546)	1,317
Comprehensive income (loss) attributable to EVO Payments, Inc.	$6,479	$(1,546)	$1,317

(1)	Net of tax benefit (expense) of $0.2 million, $(0.2) million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)	Net of tax benefit of less than $0.1 million for the year ended December 31, 2022.
(3)	Net of tax benefit (expense) of $5.6 million, $4.1 million, and $(2.5) million for the years ended December 31, 2022, 2021, and 2020, respectively.

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net cash provided by operating activities	$—	$—	$—
Cash flows from investing activities:
Investment in unconsolidated investee	(5,891)	(3,289)	(152,390)
Net cash used in investing activities	(5,891)	(3,289)	(152,390)
Cash flows from financing activities:
Secondary offering proceeds	—	—	115,538
Purchase of LLC Interests, Class B and Class D common stock in connection with the secondary offerings	—	—	(115,538)
Proceeds from exercise of common stock options	9,566	7,866	6,145
Proceeds from issuance of redeemable preferred stock	—	—	149,250
Redeemable preferred stock issuance costs	—	—	(1,660)
Repurchases of shares to satisfy minimum tax withholding	(3,675)	(4,577)	(1,345)
Net cash provided by financing activities	5,891	3,289	152,390
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(1)	Basis of Presentation

EVO Payments, Inc. (“EVO, Inc.”) is a Delaware corporation whose value is driven by its ownership of approximately 57.4% of the membership interests of EVO, LLC as of December 31, 2022. EVO, Inc. was incorporated on April 20, 2017 for the purpose of completing the Reorganization Transactions, in order to consummate the IPO, and to carry on the business of EVO, LLC. The accompanying condensed parent company-only financial statements are required in accordance with Rule 5-04 of Regulation S-X. These condensed financial statements have been presented on a standalone basis for EVO Payments, Inc. The condensed financial statements of EVO, Inc. reflect the historical results of operations and the financial position of EVO, Inc., commencing on May 23, 2018. Prior to May 23, 2018, the condensed financial statements included herein represent the financial statements of EVO, LLC on a standalone basis.

EVO, Inc. is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. In the ordinary course of business, EVO, Inc. will incur certain expenses which are paid on behalf of EVO, Inc. by EVO, LLC and recognized as guaranteed payments in other income. Additionally, EVO, Inc. anticipates the settlement of certain future tax liabilities will require future distributions from EVO, LLC. EVO, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to EVO, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in our Senior Secured Credit Facilities. For a discussion on the tax receivable agreements, see Note 5, “Tax Receivable Agreement,” in the notes to the accompanying consolidated financial statements. Net income (loss) attributable to EVO Payments, Inc. and comprehensive income (loss) attributable to EVO Payments, Inc. represent the amount of income (loss) and comprehensive income (loss) attributable to EVO, Inc. exclusive of losses incurred prior to the Reorganization Transactions, which is allocable to EVO, LLC and, therefore, the members of EVO, LLC. This loss has been excluded from net loss attributable to EVO Payments, Inc. as EVO, Inc. was not a member of EVO, LLC prior to the Reorganization Transactions.

For the purposes of this condensed financial information, EVO, Inc.’s investment in its consolidated subsidiary is presented under the equity method of accounting. Under the equity method, investment in its subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received. As of December 31, 2022 and 2021, EVO, Inc.’s investment in EVO, LLC was in a net deficit due to the accumulation of net losses to date, therefore it is presented as a liability on the condensed balance sheet. EVO, Inc.’s financial statements should be read in conjunction with the Company's consolidated financial statements appearing in this Annual Report on Form 10-K.

(2)	Distributions

There were no distributions made to EVO, Inc. from EVO, LLC or its subsidiaries, for the years ended December 31, 2022, 2021, and 2020.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EVO PAYMENTS, INC.

(Parent Company Only)

Notes to the Condensed Financial Statements

(3)	Long-term debt and credit facilities

As of December 31, 2022 and 2021, EVO, Inc. held no debt. Certain subsidiaries of the Company are subject to debt agreements. The subsidiaries’ long-term debt, including accrued interest, consists of the following:

	2022	2021
	(In thousands)
Subsidiary debt:
Term loan	$573,300	$588,000
Revolver	68,200	—
Deferred financing costs	(4,212)	(5,310)
Total subsidiary debt	$637,288	$582,690

Settlement lines of credit	$5,033	$7,887

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

SCHEDULE II

EVO PAYMENTS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Balance at	Additions:		Balance at
	Beginning of	Charged to Costs		End of
Description	Period	and Expenses	Deductions(1)	Period

Allowance for doubtful accounts
Year ended December 31, 2022	$7,150	$1,987	$(346)	$8,791
Year ended December 31, 2021	4,440	3,309	(599)	7,150
Year ended December 31, 2020	3,736	935	(231)	4,440

Deferred income tax asset valuation allowance
Year ended December 31, 2022	$11,634	$4,832	$(1,579)	$14,887
Year ended December 31, 2021	5,090	8,389	(1,845)	11,634
Year ended December 31, 2020	8,152	1,097	(4,159)	5,090

(1) Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of its CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2022.

Changes to Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control — Integrated Framework (2013). Management excluded from its assessment the internal control over financial reporting for the EDPS and NBG acquisitions which closed in December 2022, and whose financial statements constitute approximately 18.6% of total assets and 0.6% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2022. Based on that assessment, management concluded that, at December 31, 2022, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8 - Financial Statements and Supplementary Data as of December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position
James G. Kelly	60	Chief Executive Officer and Director
Brendan F. Tansill	44	President, the Americas
Darren Wilson	55	President, International
Thomas E. Panther	54	Executive Vice President, Chief Financial Officer
Michael L. Reidenbach	60	Executive Vice President, Chief Information Officer
Kelli E. Sterrett	43	Executive Vice President, General Counsel and Secretary
Catherine E. Lafiandra	60	Executive Vice President, Chief Human Resources Officer
David L. Goldman	40	Executive Vice President, Business Development and Strategy
Anthony J. Radesca	53	Senior Vice President, Chief Accounting Officer
Rafik R. Sidhom	58	Chairman of the Board of Directors
Vahe A. Dombalagian	49	Director
Mark A. Chancy	58	Director
John S. Garabedian	61	Director
Nikki T. Harland	47	Director
David W. Leeds	66	Director
Laura M. Miller	58	Director
Stacey V. Panayiotou	50	Director
Gregory S. Pope	57	Director
Matthew W. Raino	44	Director

Set forth below is a brief biography of each of our executive officers and directors.

James G. Kelly has served as EVO’s Chief Executive Officer since its formation, as a member of our board of directors since May 2018, and as Chief Executive Officer and a member of the board of managers of EVO LLC since January 2012. Before joining EVO, Mr. Kelly served as President and Chief Operating Officer of Global Payments Inc., as Senior Executive Vice President of Global Payments Inc. and as Chief Financial Officer of Global Payments Inc. Prior to that, Mr. Kelly served as managing director of Alvarez & Marsal, a global professional services firm, and as manager of Ernst & Young’s mergers and acquisitions/audit groups. Mr. Kelly is a graduate of the University of Massachusetts, Amherst.

Mr. Kelly was elected to our board of directors because of his extensive experience in executive leadership positions in the payment services industry and his knowledge of our business in particular, gained through his service as our Chief Executive Officer and implementation of our strategic objectives over the past ten years.

Brendan F. Tansill has served as EVO’s President, the Americas, since its formation, and as President, the Americas, of EVO LLC since January 2016. Prior to his current role, Mr. Tansill served as Executive Vice President, Business Development and Strategy of EVO LLC from April 2012 until December 2015, where he was responsible for EVO’s global mergers and acquisitions activity and corporate strategy. Before joining EVO, Mr. Tansill was an investment professional at CCMP Capital Advisors. Mr. Tansill received his Masters of Business Administration from the Kellogg School of Management at Northwestern University and his Bachelor of Arts from the University of Virginia.

Darren Wilson has served as EVO’s President, International, since its formation, and as President, International, of EVO LLC since April 2014. Before joining EVO, Mr. Wilson served as Managing Director of Streamline (a Worldpay company) and as CEO/President of Global Payments’ Western European business. Mr. Wilson has also held various positions at HSBC Bank. Mr. Wilson has the Associate of the Chartered Institute of Bankers degree and has studied at Birmingham and Warwick Universities.

Thomas E. Panther has served as EVO’s Executive Vice President, Chief Financial Officer since November 2019. Before joining EVO, Mr. Panther worked for over 19 years at SunTrust Banks, Inc., where he served in numerous leadership roles including Chief Accounting Officer, Corporate Controller, Director of Corporate Finance and Head of Capital Planning & Analysis. Mr. Panther began his career at Arthur Andersen, delivering accounting and advisory services to financial institutions for nine years. Mr. Panther is a certified public accountant and earned his bachelor’s degree from the University of Richmond.

Michael L. Reidenbach has served as EVO’s Executive Vice President, Chief Information Officer since its formation, and as Executive Vice President, Chief Information Officer of EVO LLC since March 2013. Before joining EVO, Mr. Reidenbach served as Executive Vice President, Chief Information Officer of Global Payments Inc. Mr. Reidenbach is a former U.S. Air Force instructor pilot and aircraft commander. Mr. Reidenbach received his Master of Business Administration/Finance and his Master of Management Information Systems from Georgia College and his Bachelor of Science from the U.S. Air Force Academy.

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

Catherine E. Lafiandra has served as EVO’s Executive Vice President, Chief Human Resources Officer since its formation, and as Chief Human Resources Officer of EVO LLC since March 2016. Before joining EVO, Ms. Lafiandra served as Vice President of Human Resources of Beazer Homes USA, Inc. from October 2014 to March 2016 and as Senior Vice President of Human Resources of PRGX Global, Inc. from March 2010 to March 2014. Ms. Lafiandra received her Juris Doctorate from the University of Virginia School of Law and her Bachelor of Arts from Southern Methodist University.

David L. Goldman has served as EVO’s Executive Vice President of Business Development and Strategy since its formation, and as Executive Vice President of Business Development and Strategy of EVO LLC since June 2016. Before joining EVO, Mr. Goldman served as Managing Director of PointState Capital LP from January 2011 to April 2014 and as Vice President of Duquesne Capital Management, LLC from April 2007 to December 2010. Prior to that, Mr. Goldman served as an Associate at TPG Capital, L.P. and as an investment banking analyst at Morgan Stanley. Mr. Goldman received his Bachelor of Business Administration from the University of Michigan.

Anthony J. Radesca has served as EVO’s Senior Vice President and Chief Accounting Officer since April 2019. Before joining EVO, Mr. Radesca served as the Senior Vice President and Chief Accounting Officer of CA Technologies, a global technology company that designs and develops infrastructure software solutions, from May 2016 until February 2019. Prior to that, he served as Vice President of Accounting of CA Technologies. Mr. Radesca received his Bachelor of Business Administration, Public Accounting, from Hofstra University and his Juris Doctor from Saint John’s University School of Law. Mr. Radesca is a certified public accountant.

Rafik R. Sidhom has served as Chairman of our board of directors since May 2018, and, prior to that, as Chairman and a member of the board of managers of EVO LLC since December 2012. As our original founder, Mr. Sidhom began his career in the acquiring industry selling card processing services and equipment to small retail merchants.

Mr. Sidhom was elected to our board of directors because of his role in founding our Company and his extensive experience with, and in-depth knowledge of, both the card processing services industry and our business in particular.

Mark A. Chancy has served as a member of our board of directors since March 2020. Mr. Chancy most recently served as Vice Chairman and Co-Chief Operating Officer at SunTrust Banks, Inc. In this role, he was responsible for SunTrust’s consumer banking, consumer lending, private wealth management and mortgage businesses, as well as enterprise marketing and data and analytics functions for the company. Prior to this role, Mr. Chancy held various executive roles at SunTrust from 2001 to 2017, including Chief Financial Officer and Wholesale Segment Executive. Mr. Chancy was recruited to the corporate finance department at The Robinson-Humphrey Company in 1989 after beginning his career with The First Boston Corporation in New York in 1986. Mr. Chancy serves on the board of directors of Wells Fargo & Company. He also serves as a member of the boards of the Westside Future Fund and Children’s Healthcare of Atlanta where he also serves as the chair of its Foundation. Mr. Chancy holds an MBA in finance from the J.L. Kellogg Graduate School of Management at Northwestern University and a bachelor’s degree from Southern Methodist University.

Mr. Chancy was elected to our board because of his extensive financial, operational, and strategic experience, as well as his knowledge of the financial services industry.

Vahe A. Dombalagian has served as a member of our board of directors since May 2018 and as a member of the board of managers of EVO LLC since December 2012. Mr. Dombalagian is a Managing Director and Co-Head of the MDP Financial & Transaction Services team. Prior to joining MDP, he was with TPG, Inc. and Bear, Stearns & Co. Inc. Mr. Dombalagian also serves on the boards of directors of The Amynta Group, Ankura Consulting Group, The Ardonagh Group Limited, Benefytt Technologies, Inc., Navacord Corp., and NFP Corp. Mr. Dombalagian received his Bachelor of Science from Georgetown University and his Master in Business Administration from the Harvard Graduate School of Business Administration.

Mr. Dombalagian was elected to our board of directors because of his role in the development and implementation of our strategic objectives during his six years as a member of the board of managers of EVO LLC, his extensive experience serving as a director of other businesses, and his experience as a private equity investor with respect to acquisitions and a variety of debt and equity financings.

John S. Garabedian has served as a member of our board of directors since May 2018. Mr. Garabedian is currently a General Partner of KB Partners, a Chicago-based investment firm. Prior to joining KB Partners, Mr. Garabedian served as a senior advisor for the Boston Consulting Group (BCG), a management consulting firm, from 2018 to April 2022 and as a Senior Partner of BCG from 2006 to 2018. He was a member of BCG’s Financial Institutions practice and led the practice in the Americas from 2007 to 2012. Prior to joining BCG, Mr. Garabedian was vice president for Gemini Consulting, where he was the North American Financial Services practice leader. He also worked in strategic planning at Continental Bank. Mr. Garabedian received a Master of Management degree from the Kellogg School of Management and a Bachelor of Science degree in Accounting from Frostburg State University.

Mr. Garabedian was elected to our board of directors because of his experience working with banking, insurance and asset management firms on strategy and operational matters.

Nikki T. Harland has served as a member of our board of directors since March 2022. Ms. Harland has served as Chief Operating Officer of Paradies Lagardère since October 2021. Prior to her current role, Ms. Harland held several leadership roles at Paradies Lagardère, including President of the Retail Division and Senior Vice President of Human Resources. Prior to joining Paradies Lagardère in 2014, Ms. Harland held leadership positions at Gap, Inc., Toys “R” Us and Turner Broadcasting System. Ms. Harland currently serves on the Children’s Healthcare of Atlanta Foundation Board of Trustees and the National Black Arts Festival Board of Directors. Ms. Harland holds an MBA from Clark Atlanta University and a bachelor's degree from Spellman College.

Ms. Harland was elected to our board of directors because of her experience and expertise in retail and operational matters.

David W. Leeds has served as a member of our board of directors since July 2018. Mr. Leeds was associated with Ernst & Young LLP for over 40 years before his retirement in June 2018, having served as an assurance and audit partner in the Financial Services and Technology practice groups of the firm since 1991. Mr. Leeds serves and has served on the boards of several non-profit and educational organizations, in which capacity he has served as board chair, finance chair, and on various committees. Mr. Leeds received his Bachelor of Business Administration from the University of Texas and has been a Certified Public Accountant since 1981.

Mr. Leeds was elected to our board of directors because of his extensive experience with financial reporting and audit matters.

Laura M. Miller has served as a member of our board of directors since September 2019. Ms. Miller has served as Chief Information Officer at Macy’s Inc. since March 2021. Prior to joining Macy’s, Ms. Miller was with InterContinental Hotels Group PLC (IHG) from 2013 to January 2020, where she held the role of Global Chief Information Officer. Prior to joining IHG, Ms. Miller was Senior Vice President, Financial Services Application Development for First Data Corporation, where she was responsible for the company’s credit card issuing, merchant acquiring, ATM and online banking solutions. Ms. Miller currently serves as a member of the Society of Information Management, Women in Technology and the Technology Association of Georgia. Ms. Miller has a bachelor’s degree in Information Systems Management from the University of Maryland, Baltimore County, and holds a master’s degree in Computer Systems Management from the University of Maryland University College.

Ms. Miller was elected to our board of directors because of her leadership experience as well as her extensive expertise of technology and cybersecurity matters.

Stacey Valy Panayiotou has served as a member of our board of directors since August 2021. Ms. Panayiotou has served as Executive Vice President, Human Resources of Ball Corporation since November 2021. Prior to Ball Corporation, Ms. Panayiotou served as Executive Vice President, Human Resources of Graphic Packaging International (GPI). Prior to joining GPI in April 2019, Ms. Panayiotou was with The Coca-Cola Company from February 2006 through April 2019 where she held a variety of senior HR leadership roles, including Global Vice President of Talent and Development and Vice President, HR, Europe, Middle East & Africa, which consisted of over 120 countries. Prior to joining The Coca-Cola Company, Ms. Panayiotou led the organization development function for Pactiv Corporation. Ms. Panayiotou currently serves on the advisory board for the University of Iowa Tippie College of Business and on the Children’s Healthcare of Atlanta Foundation Board of Trustees. Ms. Panayiotou has a bachelor’s degree in Management & Organizations from the University of Iowa and holds a dual master’s degree in International HR & Organization Development from Loyola University Chicago.

Ms. Panayiotou was elected to our board of directors because of her leadership experience as well as her extensive expertise in human resources matters.

Gregory S. Pope has served as a member of our board of directors since May 2018. Mr. Pope has served as Chief Operations Officer at Masters Capital Management LLC, an investment management firm, since June 2000. Prior to joining Masters Capital, Mr. Pope worked for J.C. Bradford & Co. from 1989 until July 2000. Mr. Pope previously served on the board of directors for Georgia Commerce Bancshares, Inc. and was a member of its audit and asset-liability committee from 2011 until 2015. Mr. Pope currently serves on the board of directors of Big Brothers Big Sisters of Atlanta and is a past board member of several other charitable foundations. Mr. Pope received a Bachelor of Science degree in Finance from Georgia State University.

Mr. Pope was elected to our board of directors because of his experience working in the banking and investment management sectors on a variety of strategic and operational matters.

Matthew W. Raino has served as a member of our board of directors since April 2020 and previously, from May 2018 to December 2019, and was a member of the board of managers of EVO LLC from December 2012 to December 2019. Mr. Raino is a Managing Director of the MDP Financial & Transaction Services team. Prior to rejoining MDP in August 2007, Mr. Raino attended Northwestern University J.L. Kellogg Graduate School of Management. From July 2003 to July 2005, Mr. Raino served as an associate at MDP. Mr. Raino also serves on the boards of directors of the Amynta Group, Ankura Consulting Group, Benefytt Technologies, Inc., Navacord Corp., and NFP Corp. Mr. Raino has a Bachelor of Business Administration from the University of Michigan and a Master in Business Administration from Northwestern University J.L. Kellogg Graduate School of Management.

Mr. Raino was elected to our board of directors because of his role in the development and implementation of our strategic objectives during his six years as a member of the board of managers of EVO LLC, his extensive experience serving as a director of other businesses, and his experience as a private equity investor with respect to acquisitions and a variety of debt and equity financings.

Board Committees

We have six committees of the board of directors, each of which operates under a charter that has been approved by our board of directors: audit committee, compensation committee, investment and finance committee, nominating and corporate governance committee, risk committee, and technology committee. Copies of each charter are posted on the corporate governance section of our website at www.evopayments.com. Our board of directors may establish other committees from time to time.

Committee Composition

	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee	Technology Committee	Risk Committee	Investment & Finance Committee
Mark A. Chancy
Vahe A. Dombalagian
Nikki T. Harland
John S. Garabedian
David W. Leeds*
Laura M. Miller
Stacey Panayiotou
Gregory S. Pope
Matthew W. Raino
Ray R. Sidhom

Audit Committee

Our board of directors adopted a written charter for our audit committee that complies with the rules of Nasdaq. Our audit committee is comprised of Messrs. Leeds, Chancy, Garabedian and Pope, with Mr. Leeds serving as the chairperson of the committee. Our audit committee assists our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, and is directly responsible for the approval of the services performed by our independent accountants and reviewing of their reports regarding our accounting practices and systems of internal accounting controls. Our audit committee also oversees the audit efforts of our independent accountants and takes actions as it deems necessary to satisfy itself that the accountants are independent of management. Our audit committee is also responsible for monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.

Our board of directors has determined that each member of the audit committee is independent as required by Rule 10A-3 under the Exchange Act and Nasdaq listing standards. Our board of directors has determined that each of Messrs. Leeds, Chancy and Pope is an “audit committee financial expert” within the meaning of applicable SEC rules and that each member of our audit committee has the requisite financial expertise required under the applicable listing requirements of Nasdaq.

Compensation Committee

Our compensation committee is comprised of Mr. Dombalagian, Mr. Pope and Ms. Miller, with Mr. Pope serving as the chairperson of the committee. Our compensation committee assists our board of directors in meeting its responsibilities with regard to oversight and determination of executive compensation and assesses whether our compensation structure establishes appropriate incentives for officers and employees. Our compensation committee reviews and makes recommendations to our board of directors with respect to our major compensation plans, policies and programs. In addition, our compensation committee reviews, establishes and modifies the terms and conditions of employment of our executive officers and administers our equity compensation plans.

Our board of directors has determined that each member of the compensation committee is independent as required by Nasdaq listing standards, and that Ms. Miller and Mr. Pope are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act.

Investment and Finance Committee

Our investment and finance committee is comprised of Mr. Chancy, Mr. Dombalagian, Mr. Pope, Mr. Raino and Mr. Sidhom, with Mr. Dombalagian serving as the chairperson of the committee. Our investment and finance committee meets on an as-needed basis to evaluate significant acquisitions, dispositions, joint ventures, strategic alliances and other strategic transactions or investment opportunities as well as significant financing transactions and arrangements.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Ms. Panayiotou, Ms. Harland, Mr. Leeds and Mr. Raino, with Ms. Panayiotou serving as the chairperson of the committee. Our nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of the board of directors. In addition, our nominating and corporate governance committee is responsible for overseeing succession planning, our corporate governance guidelines, and reporting and making recommendations to the board of directors concerning corporate governance matters. Our nominating and corporate governance committee oversees the Company’s environmental, social and governance (“ESG”) activities and disclosures, receiving reports from our ESG committee, a cross-functional management committee of the Company.

Our board of directors has determined that each member of the nominating and corporate governance committee is independent as required by Nasdaq listing standards.

Risk Committee

Our risk committee is comprised of Mr. Garabedian, Mr. Leeds and Ms. Miller, with Mr. Garabedian serving as the chairperson of the committee. Our risk committee oversees the Company’s risk management framework, including the significant programs, policies, and plans established by management to identify, assess, measure, monitor and manage the material risks facing the Company.

Technology Committee

Our technology committee is comprised of Mr. Garabedian, Ms. Miller, Ms. Panayiotou, and Mr. Raino, with Ms. Miller serving as the chairperson of the committee. Our technology committee assists our board in its oversight of risks regarding technology, information security, cybersecurity, data privacy, disaster recovery, and business continuity. Ms. Miller is the chair of the technology committee due to her extensive expertise of technology and cybersecurity matters.

Director Independence

Under Nasdaq rules, independent directors must comprise a majority of our board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and governance committees be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director and has determined that Mmes. Miller, Panayiotou, and Harland, and Messrs. Chancy, Dombalagian, Garabedian, Leeds, Pope and Raino qualify as “independent” directors in accordance with Nasdaq listing requirements. In making these determinations, our board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Messrs. Kelly and Sidhom are not considered independent. There are no family relationships among any of our directors or executive officers.

Director Stock Ownership Requirements

Our board of directors has implemented stock ownership guidelines for our directors to foster equity ownership and align the interests of our directors with our stockholders. Within five years of a director’s initial election to the board, our outside directors are required to beneficially own securities with a value of at least 4 times their annual cash retainer (excluding committee and chairperson fees). Each of our directors was in compliance with the stock ownership guidelines as of the Record Date.

Code of Conduct

Our board of directors has adopted a code of conduct applicable to our executive officers, directors and all other employees. A copy of that code is available on our website at www.evopayments.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website at the above address.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (CD&A) focuses on our 2022 compensation programs, actions and outputs. These compensation decisions reflect the compensation committee’s application of our compensation philosophy, plan objectives and performance standards against financial and individual executive performance through the end of 2022.

Named Executive Officer Compensation Design, Elements and Pay Mix

This section provides an overview of our 2022 executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed regarding the compensation of our named executive officers, or NEOs, in the summary compensation table below. For 2022, our NEOs were:

Name	Position
James G. Kelly	Chief Executive Officer
Thomas E. Panther	Executive Vice President, Chief Financial Officer
Brendan F. Tansill	President, Americas
Darren Wilson	President, International
Michael L. Reidenbach	Executive Vice President, Chief Information Officer

Compensation Philosophy

Our compensation philosophy is based on the principle of pay-for-performance, with the actual compensation received by any NEO varying based on our performance. The compensation committee is comprised solely of independent directors and is responsible for determining the compensation for each of our NEOs and administering our equity compensation plans and awards. The compensation committee reviews our executive compensation program annually to ensure that we have a competitive, market-based program designed to drive our performance for the benefit of all our stockholders. Our compensation program is intended to:

●	support the achievement of our financial and business objectives;
●	align short-term and long-term incentives with achievement of our strategy and objectives;
●	attract and retain highly qualified executives who can lead our complex, expanding global business;
●	deliver an externally competitive and transparent total compensation structure;
●	create an environment where performance is rewarded; and
●	align the interests of our NEOs with our stockholders.

In order to achieve these results, our compensation committee believes our program must:

●	provide our NEOs with total compensation opportunities at levels that are competitive for comparable positions in a highly competitive industry;
●	provide variable, at-risk incentive award opportunities that are payable only if specific goals are achieved;
●	provide significant upside opportunities for outstanding performance and strong shareholder value creation; and
●	align the interests of our NEOs with those of our stockholders by making stock-based incentives a prominent element of our executive compensation program.

The NEO compensation program is designed considering the following factors:

●	market data provided by our independent compensation consultant to ensure we offer competitive compensation to our NEOs based on experience level, individual skills, criticality of the role, individual performance and other factors;
●	opportunities to award NEOs if performance significantly exceeds our established company-wide financial performance objectives; and

●	alignment with stockholders by ensuring that a core part of NEO compensation is stock based.

Our compensation committee also considers and assesses potential risk and risk mitigation factors in all our compensation programs. For 2022, our compensation committee concluded that our compensation practices are balanced, do not encourage excessive risk taking by our NEOs or other employees, and are not reasonably likely to have a material adverse effect on us.

Compensation of our NEOs is comprised of three key components: base salary, short-term cash incentive and long-term equity incentive.

	Core Component	Objective/Features
Salary	Base Salary	Base salaries provide compensation consistent with each NEO’s responsibilities, experience and performance in relation to the marketplace.
Short-Term Cash Incentive	Annual Cash Incentives

Annual short-term incentive plan rewards the achievement of short-term performance goals. For 2022, short-term incentive payments were determined based on the achievement of pre-determined financial performance goals related to adjusted EBITDA, adjusted revenue, and individual performance goals. These financial performance goals directly relate to our 2022 business plan and help drive stockholder value. Annual cash incentives serve to incent achievement of critical business goals and align the interests of our NEOs with those of our stockholders.

Long-Term Equity Incentive	Restricted Stock Units

Restricted stock units provide a strong incentive for our NEOs to enhance long-term stockholder value. The value of restricted stock units at the time of vesting directly relates to our then-current stock price.  The restricted stock units granted to NEOs in 2022 as part of our long-term incentive plan vest in equal installments on each of the first three anniversaries of the grant date (with respect to 2021 and 2022 grants) and on each of the first four anniversaries of the grant date (with respect to grants prior to the 2021 grants).  Restricted stock units serve to enhance retention, incent long-term thinking and align the interests of our NEOs with those of our stockholders.  The vesting schedule helps to ensure that executives are continuously tied to stock price performance and thinking long-term.

Performance Stock Units

Performance stock units provide a strong incentive for our NEOs to enhance long-term stockholder value.  The performance stock units granted to NEOs in 2022 as part of our long-term incentive plan are subject to performance-based vesting conditions, with cliff vesting at the end of three-year performance cycles. The performance conditions are financial-performance based and stock-price based. Performance stock units serve to enhance retention, incent long-term thinking and align the interests of our NEOs with those of our stockholders. The performance criteria helps ensure that executives are focused on the performance of the company’s stock and on achievement of the company’s financial goals.

Below is the mix of total target compensation in 2022 for our Chief Executive Officer and the average of all other NEOs.

Our compensation program is aligned with our short- and long-term performance and reflects best practices to ensure sound corporate governance. As illustrated above, the vast majority of our NEOs’ compensation is subject to forfeiture (“at risk”). In addition, with the exception of base salary and restricted stock units, all compensation is performance-based. NEOs are also subject to stock ownership guidelines.

What We Do	What We Don’t Do
Strong emphasis on performance-based compensation, with a significant portion of NEO compensation tied to our performance	No repricing without stockholder approval
50% of executive officer grants are subject to forward looking performance-based conditions	No excise or other tax gross ups on change in control payments
Mix of short-term and long-term incentives	No incentives that encourage excessive risk-taking
Board-approved annual revenue, EBITDA and other targets for short-term incentive payments generally, with rigorous individual financial and non-financial performance requirements	No liberal share recycling or “net share counting” upon exercise of stock options
Double-trigger change-in-control severance benefits for executive officers	No hedging, pledging or short sales of Company stock
Robust clawback policy for incentive compensation paid to our executive officers	No guaranteed incentive awards for executives
Benchmarking against a representative peer group	No “single-trigger” change in control acceleration of equity awards
Conditional severance payments upon a release of claims and compliance with restrictive covenants
Compensation decisions for NEOs made by an independent compensation committee advised by independent compensation consultant
Meaningful stock ownership requirements for executives
Annual say-on-pay vote

Role of the Independent Compensation Consultant

The compensation committee has retained Meridian Compensation Partners LLC, which we refer to as Meridian, as its independent compensation consultant. The compensation committee assessed the independence of Meridian and whether its work raised any conflict of interest, taking into consideration the independence factors set forth in applicable SEC and Nasdaq rules, and determined that Meridian is independent. Meridian took guidance from and reported directly to the compensation committee. Meridian advised the compensation committee on trends and issues in executive compensation and on the competitiveness of the compensation structure and levels of our NEOs during 2022. At the request of the compensation committee, Meridian performed the following services to inform the compensation committee’s decisions regarding executive compensation for 2022:

●	Reviewed the Company’s peer group to provide context for the range of appropriate compensation for NEOs and compensation program designs;

●	Reviewed market data and trends for our NEOs to determine whether their targeted total direct compensation opportunities were competitive with positions of a similar scope in similarly sized companies in similar industries;

●	Assisted in the development of incentive design;

●	Kept the compensation committee aware of executive and director compensation trends and developments; and

●	Attended compensation committee meetings, as requested, to discuss these items.

All services performed by Meridian during 2022 related to executive and non-employee director compensation and related governance matters.

Market Data

The compensation committee considers the compensation programs and practices and resulting NEO compensation opportunities of selected other companies to assist it in setting our NEOs’ compensation to ensure that it remains competitive. For 2022, Meridian reviewed and refreshed our peer group, which is used to benchmark executive pay levels and to provide incentive design considerations. The companies in the peer group were chosen because (i) each company in the peer group is in the transaction, data processing or technology-enabled business, (ii) each company in the peer group is publicly traded, (iii) the peer group reflects companies with an appropriate range of revenues and market capitalizations, and (iv) we compete for talent with many of these companies.

For 2022, our peer group included the following companies:

Black Knight, Inc. Bottomline Technologies, Inc. Deluxe Corporation Euronet Worldwide, Inc. EVERTEC, Inc. Fair Isaac Corporation FleetCor Technologies, Inc.	Priority Technology Holdings QAD, Inc. WEX, Inc. Zendesk, Inc.

ACI Worldwide, Inc.

Aspen Technology, Inc.
Black Knight, Inc.
Bottomline Technologies, Inc.
Deluxe Corporation

Ebix, Inc.
Euronet Worldwide, Inc.
EVERTEC, Inc.
Fair Isaac Corporation
FleetCor Technologies, Inc.

Information Services Group, Inc.
MicroStrategy Incorporated
MoneyGram International, Inc.
Paya Holding

Paychex, Inc.
Priority Technology Holdings

Progress Software Corporation
QAD, Inc.
WEX, Inc.
Zendesk, Inc.

In connection with the compensation committee setting NEO compensation for 2022, the compensation committee reviewed data collected and analyzed by Meridian, including data related to benchmark compensation and current market trends.

Role of Named Executive Officers

In 2022, our Chief Executive Officer developed compensation recommendations for each of the NEOs other than himself based on our performance relative to the financial objectives established for the NEOs and approved by the compensation committee, the non-financial personal objectives for each NEO, the market data supplied by Meridian, and the individual performance and contribution of each NEO. The compensation committee considered the Chief Executive Officer’s recommendations, in conjunction with the counsel of Meridian and relevant market data (including the median level of compensation for each NEO within our peer group) in determining the compensation elements for each NEO. However, the compensation committee did not target any element of compensation at a particular percentile or range based on the peer group data. Rather, the compensation committee used this information as one factor in its decision-making process and considered other elements, such as the experience, skill set, criticality and contributions of each NEO in determining actual compensation levels for such NEO. The compensation committee determined all aspects of Mr. Kelly’s compensation as Chief Executive Officer in consultation with Meridian. Mr. Kelly did not participate in the compensation committee’s determination of his compensation.

Say-on-Pay Vote

At our annual meeting of stockholders, stockholders have the opportunity to vote, on an advisory basis, to approve the compensation of our NEOs, often referred to as “say-on-pay.” At our 2022 annual meeting, approximately 80% of the votes were cast to approve executive compensation. As a result of this approval level, the compensation committee believes that stockholders broadly support our compensation policies, and the compensation committee continued to apply the same overall principles to determine the amounts and types of executive compensation for 2023.

Elements of our 2022 Compensation Program

As set by the compensation committee, the following table shows each NEO’s 2022 total target compensation, and each component of compensation:

Name	Base Salary	% of Total	Target Short-Term Cash Incentive	% of Total	Long-Term Equity Incentive(1)	% of Total	Total
James G. Kelly	700,000	9%	1,225,000	16%	5,529,000	74%	7,454,000
Darren Wilson	400,000	16%	500,000	20%	1,550,000	63%	2,450,000
Brendan F. Tansill	400,000	16%	500,000	20%	1,550,000	63%	2,450,000
Thomas E. Panther	395,000	17%	395,000	17%	1,520,000	66%	2,310,000
Michael L. Reidenbach	395,000	17%	395,000	17%	1,502,550	66%	2,292,550

(1) Includes restricted stock unit and performance stock unit awards granted in February 2022 valued at grant date fair value in accordance with FASB ASC Topic 718.

Our annual compensation program also includes other benefits, such as limited perquisites and tax gross ups with respect to the self-employment taxes that our NEOs, other than Messrs. Panther and Wilson, were obligated to pay as a result of their status as partners in a partnership (rather than as employees of a corporation) for federal and state income tax purposes.

Base Salary

Base salaries are established to provide compensation consistent with the marketplace to attract and retain exceptional NEOs. Base salary represented 9% of our Chief Executive Officer’s total compensation target and, on average, 17% of the total compensation target for our other NEOs. It is generally the one component of compensation that does not fluctuate with either our performance or the value of our stock. Generally, this component of compensation is evaluated annually by the compensation committee considering, among other factors, our contractual obligations under each NEO’s employment agreement, the competitiveness of each NEO’s pay opportunity based on market data, the responsibilities, experience, complexity and criticality of each NEO’s contributions to our financial and operational success, the totality of the NEO’s individual performance and, for NEO’s other than our Chief Executive Officer, Mr. Kelly’s assessment of such NEO’s individual performance.

After an evaluation by the compensation committee of the factors described above, no NEOs received increases in their base salary for 2022 as compared to their base salary for 2021.

The following table set forth the base salaries of our NEO’s in 2022.

Name	Base Salary 2022 ($)	Base Salary 2021 ($)	% Change 2022 to 2021
James G. Kelly	700,000	700,000	0%
Darren Wilson	400,000	400,000	0%
Brendan F. Tansill	400,000	400,000	0%
Thomas E. Panther	395,000	395,000	0%
Michael L. Reidenbach	395,000	395,000	0%

In addition, Messrs. Kelly, Tansill and Reidenbach are treated as partners of a partnership (rather than employees of a corporation) for tax purposes. To equalize the tax payments for these executives relative to employees of the corporation, in 2022 we paid Messrs. Kelly, Tansill and Reidenbach a tax gross up equal to the self-employment taxes that these executives were obligated to pay as a result of their status as partners in a partnership (rather than as employees of a corporation) for federal and state income tax purposes. The self-employment tax gross ups were determined by us in a manner consistent with similar tax gross up payments made to our other senior executives, as applicable, and were paid in accordance with our general payroll practices in effect from time to time. For additional information, see “Compensation of Named Executive Officers - Summary Compensation Table.”

Short-Term Incentive Plan

Under our annual performance-based short-term incentive plan, we provide our NEOs with the opportunity to receive variable, at-risk cash payments designed to motivate and reward them to achieve a set of defined business goals and objectives established by the compensation committee.

Short-term incentive payments made to our NEOs are based on the target short-term incentive opportunity for each NEO, which is expressed as a percentage of such NEO’s base salary, with the actual payouts being determined by (i) as a threshold matter, the achievement by the Company of the adjusted EBITDA threshold required to fund the short-term incentive plan pool (as discussed below); and (ii) once and if the Company achieves such adjusted EBITDA threshold and the short-term incentive plan is funded, the attainment of company-wide financial performance objectives (as discussed below) and individual performance objectives (as discussed below). The attainment of company-wide financial performance objectives account for 80% of the NEO’s potential payout and the attainment of individual performance objectives account for the remaining 20% of the NEO’s potential payout under the short-term incentive plan.

Target Short-Term Incentive Opportunity

For 2022, the compensation committee approved the following target short-term incentive opportunity for each NEO, expressed as a percentage of base salary:

Name	Target Short-Term Incentive Opportunity ($)	% of Base Salary
James G. Kelly	1,225,000	175%
Brendan F. Tansill	500,000	125%
Darren Wilson	500,000	125%
Thomas E. Panther	395,000	100%
Michael L. Reidenbach	395,000	100%

In determining the target 2022 short-term incentive opportunity for each NEO, the compensation committee considered our pay-for-performance compensation philosophy, the experience and expertise of, and the need to retain, the Company’s executive talent, and the data collected and analyzed by Meridian, including data related to benchmark compensation and current market trends.

Company-Wide Financial Performance Threshold for Funding the Short-Term Incentive Plan

The compensation committee reviewed our adjusted EBITDA target amount approved by the board of directors as part of our 2022 Annual Operating Plan when establishing the company-wide financial performance threshold for the funding of the 2022 short-term incentive plan.  The funding of the 2022 short-term incentive plan pool is determined based on actual Company achievement of adjusted EBITDA as compared to the adjusted EBITDA target amount.

In order for the short-term incentive plan pool to be funded, actual Company achievement of adjusted EBITDA was required to equal or exceed the threshold of 90% of the adjusted EBITDA target amount.  In the event that actual Company achievement of adjusted EBITDA is less than 90% of the adjusted EBITDA target amount, the short-term incentive plan pool will not be funded, and therefore no amounts are payable thereunder, notwithstanding any other performance criteria (absent the exercise of discretion by the compensation committee, which has the authority to adjust short-term incentive payments generally).

Actual Company achievement of adjusted EBITDA at 90% of the adjusted EBITDA target amount funds the 2022 short-term incentive plan pool at 50%.  Actual Company achievement of adjusted EBITDA between 90% and 100% of the adjusted EBITDA target amount funds the 2022 short-term incentive pool between 50% and 100%, as determined by linear interpolation (where actual Company achievement of adjusted EBITDA at 100% of the adjusted EBITDA target amount funds the 2022 short-term incentive plan pool at 100%). Actual Company achievement of adjusted EBITDA at 110% (or above) of the adjusted EBITDA target amount funds the 2022 short-term incentive plan pool at 140%.  Actual Company achievement of adjusted EBITDA between 100% and 110% of the adjusted EBITDA target amount funds the 2022 short-term incentive plan pool between 100% and 140%, as determined by linear interpolation.

For purposes of our 2022 short-term incentive plan, adjusted EBITDA is defined as net income (loss) before provision for income taxes, net interest expense, and depreciation and amortization, excluding the impact of net income attributable to non-controlling interests in consolidated entities (including related depreciation and amortization and income taxes), gain (loss) on investment in equity securities, financing costs, currency exchange impacts, and transition, acquisition and integration costs and other discretionary adjustments.

For 2022, the adjusted EBITDA target amount approved by the board of directors was $196.4 million (i.e., 100% Company achievement of adjusted EBITDA would be $196.4 million).  Therefore, for the 2022 short-term incentive plan pool to be funded, actual Company achievement of adjusted EBITDA would need to be at least $176.7 million (90% of the target).  The Company’s actual adjusted EBITDA for the year ended December 31, 2022 was $196.9 million, or 100% of the adjusted EBITDA target amount, which funded the 2022 short-term incentive plan pool at 100%.

Performance Objectives for Payouts under the Short-Term Incentive Plan

Financial Performance Objectives. Assuming achievement of the adjusted EBITDA threshold required to fund the short-term incentive plan (as discussed above), attainment of company-wide financial performance objectives accounts for 80% of the potential payouts under the short-term incentive plan (the “Financial Payout Portion”). For 2022, the Company financial performance objectives for the Financial Payout Portion were set based on the adjusted EBITDA and revenue targets approved by the board of directors as part of our 2022 Annual Operating Plan, where (i) adjusted EBITDA constitutes 60% of the Financial Payout Portion and (ii) revenue constitutes 40% of the Financial Payout Portion.

The potential payout for each of the company-wide financial performance objectives for the Financial Payout Portion ranges from 0% to 140% of target based on actual Company performance with respect to each performance objective.  Achievement of adjusted EBITDA or revenue, respectively, at 90% of their respective targets would result in a payout for such metrics at 50% of the assigned weighted percentage for such metric.  For achievement of adjusted EBITDA or revenue, respectively, between 90% and 100% of their respective targets, the payout for such metrics is determined by linear interpolation up to 100% of the assigned weighted percentage for such metrics (where achievement of adjusted EBITDA or revenue at 100% would result in a payout of 100% of the respective assigned weighted percentages for such metrics). In the event that adjusted EBITDA or revenue, respectively, are achieved at 110% or greater of their respective targets, the payout for such metrics is capped at 140% of the respective assigned weighted percentages for such metrics.  For achievement of adjusted EBITDA or revenue, respectively, between 100% and 110% of their respective targets, the payout is determined by linear interpolation up to the payout cap of 140% of the respective assigned weighted percentages for such metrics.

With respect to the Financial Payout Portion, the following table shows the weighting of each of the performance metrics, the target goals for each of the performance metrics, actual 2022 performance results for each of the performance metrics, the percentage of actual 2022 performance relative to the target goals for each of the performance metrics, the resulting 2022 payout percentage by performance metric, and the overall achievement for the Financial Payout Portion for 2022. As described above, the overall achievement of the company-wide financial performance objectives accounts for 80% of the potential payout for each NEO under the 2022 short-term incentive plan.

Company-wide Financial Performance Objectives (in $ millions)(1)	Adjusted EBITDA	Revenue
Weighting among company-wide financial objectives:	60%	40%
Target (2022 Annual Operating Budget):	$196.4	$533.9
Actual 2022 Performance:	$196.9	$544.9
% Achieved as Compared to Target:	100.3%	102.1%
Payout Percentage by Metric	101.1%	108.2%
Overall achievement for company-wide financial objectives:	105%

(1)	Certain amounts may not independently calculate due to rounding.

Individual Performance Objectives. Assuming achievement of the adjusted EBITDA threshold required to fund the short-term incentive plan (as discussed above), attainment of individual performance objectives (both specific individual-level financial and non-financial) accounts for the remaining 20% of the potential payouts under the short-term incentive plan. These objectives are set in advance in connection with our formal performance review process and are evaluated by the compensation committee and (for each of our NEOs other than the Chief Executive Officer) by the Chief Executive Officer. Typically, these are individual performance goals relating to leadership and strategic initiatives, professional development, specific individual-level financial performance or cost reduction goals, and employee engagement, among other objectives.

2022 Payouts to NEOs under the Short-Term Incentive Plan. After taking into account the achievement of the financial performance objectives at 105%, and the attainment of the individual performance objectives, each NEO received a short-term incentive payment equal to 100% of their target short-term incentive opportunity.

Long-Term Incentive Plan

Each year, we grant equity awards as part of our long-term incentive plan to our executive officers and other key employees. The long-term incentive plan is designed to: (i) align the interests of our NEOs with those of our stockholders, (ii) create a culture of ownership that incentivizes outstanding performance; (iii) retain NEOs and attract outstanding executive talent; and (iv) reward executives if our performance and stock value increase over the vesting period.

In determining the long-term incentive awards for each NEO, the compensation committee considered our pay-for-performance compensation philosophy, the data collected and analyzed by Meridian, including data related to benchmark compensation and current market trends, and the compensation committee’s general assessment of the Chief Executive Officer and the Chief Executive Officer’s assessment and recommendations with respect to the other NEOs. The compensation committee makes each assessment taking into consideration the quality and effectiveness of each NEO’s leadership, criticality to our operations, experience and contribution to our overall performance.

To further accomplish the Company’s emphasis on pay-for-performance and structuring our pay programs so that a substantial majority of NEO compensation is performance-based, the compensation committee approved a significant change in the structure of the NEO awards under our long-term incentive plan.  In 2022, 50% of the long-term incentive awards granted to our NEOs and to the other direct reports of the Chief Executive Officer were performance-based. The other 50% of the awards consist of time-vested restricted stock units that vest ratably over three years. The performance stock units vest based on the achievement of certain financial and stock price performance metrics. Half of the performance stock units cliff vest three years from the date of grant if the Company achieves certain annual adjusted revenue growth and annual adjusted EPS growth targets. The remaining half of the performance stock units cliff vest on March 31, 2025 following a three year performance period if the twenty trading day trailing average closing stock price for the Company’s Class A common stock meets or exceeds the threshold stock price for a twenty trading day period at any time during the three-year performance period, as set forth below:

Stock Price Threshold	Payout(1)
$34.00	100%
$36.00	150%
$38.00	200%

(1)	For achievement of stock prices between the listed stock price thresholds, the percentage payout will be calculated applying linear interpolation.

In determining the appropriate mix of equity awards and vesting schedule for the long-term incentive awards granted in 2022, the compensation committee took into account competitive market practices of peer group companies, its strategy to use a combination of restricted stock units and performance stock units to provide both incentive and retentive effects, the use of various forms of equity awards to mitigate compensation, and other risks associated with any single form of equity award.

The value of each long-term incentive award fluctuates as our stock price changes and on the achievement of adjusted company growth targets, which, together with the vesting schedule imposed by the compensation committee, aligns the interests of our NEOs with those of our stockholders.

The table below shows the grant date fair value of the 2022 long-term incentive awards and the number of restricted stock units and performance stock units issued to each NEO. No other equity incentive awards were issued to our NEOs in 2022.

Name	RSU Value ($)	RSUs Granted	PSU Value ($)	PSUs Granted
James G. Kelly	2,764,505	116,695	2,764,480	116,694
Thomas E. Panther	759,999	32,081	760,022	32,082
Brendan F. Tansill	774,995	32,714	774,994	32,714
Darren Wilson	774,995	32,714	774,994	32,714
Michael L. Reidenbach	751,281	31,713	751,257	31,712

Benefits and Perquisites

We offer health and welfare benefits and life insurance to our named executive officers on the same basis that these benefits are offered to our other eligible employees. We also offer a 401(k) plan to our eligible U.S. employees and a pension scheme for employees based in the United Kingdom. Our NEOs participate in our 401(k) plan or pension scheme, as applicable, on the same basis as our other eligible employees.

We provide limited perquisites to our NEOs. These items can create taxable income to the executive, which we do not gross up. For additional information, see “Compensation of Named Executive Officers - Summary Compensation Table.”

Employment Agreements

We are party to an employment agreement with each of our NEOs. These employment agreements provide benefits that, we believe, are necessary to attract and retain highly-qualified executives. Each NEO has agreed not to disclose confidential information, compete with us or solicit our customers or recruit our employees for a period negotiated with each NEO ranging from twelve to thirty-six months following the termination of employment. In exchange, we offer certain limited income and benefit protections to the NEO.  In addition, certain NEOs are entitled to a tax gross up equal to the self-employment taxes that the NEO would be obligated to pay as a result of his status as a partner in a partnership (rather than as an employee of a corporation) for federal and state income tax purposes. The self-employment tax gross ups were determined by us in a manner consistent with similar tax gross up payments made to our other senior executives, as applicable, and were paid in accordance with our general payroll practices in effect from time to time.

None of the employment agreements with our NEOs provide for any gross up for excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”).

For additional information concerning the terms of the employment agreements with each of our NEOs, see “Compensation of Named Executive Officers - Employment Agreements with Our Named Executive Officers.”

Policies and Guidelines

Policy Regarding Timing of Equity Grants

The compensation committee, in its discretion, typically makes the annual equity grant to all eligible employees shortly after the public disclosure of either our fourth quarter earnings release or the filing of our annual report, based upon the closing price of our common stock on the grant date. From time to time, our compensation committee may approve supplemental or other non-recurring grants outside of our annual compensation program.

Anti-Hedging Policy

Our insider trading policy prohibits any of our directors, officers and employees (“Covered Persons”) from (i) purchasing, selling, and trading in publicly traded options, puts, calls, straddles, or similar derivate securities and financial instruments of the Company and its subsidiaries while in the possession of material non-public information and (ii) engaging in any transaction in which a Covered Person profits from short-term fluctuations or declines in the value of our common stock, including short-sales, derivative contracts and pledge arrangements, subject to customary exceptions set forth in such policy. In addition, we prohibit Covered Persons from engaging in transactions that hedge or offset (or are intended to hedge or offset) any decrease in the market value of the company’s equity securities granted as compensation to Covered Persons. Our policy also applies to any family member who shares a household with a Covered Person, and any entity whose investment decisions are made by (or shared with) any Covered Person.

Stock Ownership Requirements

The board of directors has implemented stock ownership guidelines for our directors and executive officers to foster equity ownership and align the interests of our directors and executive officers with our stockholders. Within five years of appointment to his or her position, each outside director or executive officer must hold securities in compliance with the threshold specified in our policy. Specifically, our Chief Executive Officer is required to beneficially own securities having a value of at least five times his base salary, all other executive officers are required to beneficially own securities having a value of at least two times their base salary, and our outside directors are required to beneficially own securities having a value of at least four times their annual cash retainer (excluding committee and chairperson fees). Each of our executive officers and directors was in compliance with the stock ownership guidelines as of the Record Date.

Clawback Policy

The board of directors has adopted a clawback policy, pursuant to which we may recoup all or any portion of the value of any incentive compensation provided to any current or former executive officer (or, in some cases, certain other employees) in the event that our financial statements are restated due to material noncompliance with any financial reporting requirement under the securities laws. The clawback policy expressly applies to all incentive compensation awards made after May 25, 2018, including any bonus or short-term or long-term incentive awards, in each case where the bonuses or awards are based in whole or in part on the achievement of financial results.

Tax Considerations

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to any one of our NEOs. Prior to enactment of the Tax Cuts and Jobs Act of 2017, qualifying “performance-based” compensation was not subject to the deduction limit if certain requirements were met. However, the exemption from Section 162(m)’s deduction limit for performance-based compensation was repealed, effective for taxable years beginning after December 31, 2017, such that all compensation paid to our NEOs in excess of $1 million will not be deductible. To maintain flexibility in compensating our NEOs, the compensation committee reserves the right to use its judgment to authorize compensation payments that may be subject to the deduction limit when the compensation committee believes that such payments are appropriate.

Report of Compensation Committee Members

The members of the compensation committee have reviewed and discussed the foregoing section entitled “Compensation Discussion and Analysis” with management. Based on such review and discussion, the compensation committee members recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

COMPENSATION COMMITTEE

Gregory S. Pope (Chair)
Vahe A. Dombalagian
Laura M. Miller

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during fiscal 2022, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
James G. Kelly	2022	700,000	-	5,528,985	-	1,225,000	194,456(4)	7,648,441
Chief Executive Officer	2021	700,000	-	2,910,002	2,910,001	1,060,500	91,068	7,671,571
	2020	471,154	-	2,375,005	2,375,004	338,333	76,888	5,636,384
Tom Panther	2022	395,000	-	1,520,021	-	395,000	77,311	2,387,333
Chief Financial Officer	2021	379,212	-	959,995	639,997	299,213	61,463	2,339,880
	2020	252,404	-	499,988	500,002	153,125	47,192	1,452,711
Brendan Tansill	2022	400,000	-	1,549,989	-	500,000	97,388	2,547,377
President - Americas	2021	400,000	-	980,999	653,997	404,000	89,036	2,528,032
	2020	269,231	-	664,990	664,999	163,333	78,785	1,841,338
Darren Wilson	2022	400,000	-	1,549,989	-	541,381	25,507	2,516,877
President – International	2021	400,000	-	980,999	653,997	404,000	25,781	2,464,777
	2020	269,231	-	664,990	664,999	163,333	22,705	1,785,258
Michael Reidenbach	2022	395,000	-	1,502,538	-	395,000	75,942	2,368,480
Executive Vice President and Chief Information Officer	2021	395,000	-	948,971	632,646	299,213	69,971	2,345,800
	2020	265,865	-	664,990	664,999	161,292	60,406	1,817,552

(1) Represents the aggregate grant date fair value of restricted stock units under the long-term incentive plan, computed in accordance with FASB ASC Topic 718. For additional information about this value and these awards, see “Compensation Discussion and Analysis - Elements of Our 2022 Compensation Program - Long-Term Incentive Plan” and note 22 to our audited financial statements for the fiscal year ended December 31, 2022 included in our annual report on Form 10-K filed with the SEC.

(2) Represents amounts earned under the 2022 short-term incentive plan based on the Company’s achievement of annual financial performance goals and the attainment by our NEOs of individual performance objectives. For additional information, see “Compensation Discussion and Analysis - Elements of Our 2022 Compensation Program - Short-Term Incentive Plan.”

(3) Amounts in this column for 2022 are detailed in the table below:

Name	Tax gross up ($)(a)	401(k) Match/pension ($)(b)(c)	Life insurance ($)	Disability insurance ($)	Medical ($)(c)	Financial planning services ($)	Other Compensation ($)	Total all other compensation ($)
James G. Kelly	18,390	9,150	1,374	6,610	50,662	13,270	95,000	194,456
Thomas E. Panther	-	9,150	186	4,029	50,676	13,270	-	77,311
Brendan F. Tansill	14,040	9,150	366	4,083	52,554	17,195	-	97,388
Darren Wilson(d)	-	20,000	1,338	2,748	1,421	-	-	25,507
Michael L. Reidenbach	13,967	9,150	1,374	6,610	33,785	11,055	-	75,942

(a) Additional amount equal to gross up for the self-employment taxes that Messrs. Kelly, Tansill and Reidenbach were obligated to pay as a result of their status as partners in a partnership (rather than as employees of a corporation) for federal income tax purposes.

(b) Matching 401(k) contribution for Messrs. Kelly, Panther, Tansill and Reidenbach and pension contribution for Mr. Wilson.

(c) Our NEOs are eligible to participate in other health and welfare programs that are available to substantially all full-time, salaried employees, including our 401(k) plan. In addition, Messrs. Kelly, Panther, Tansill and Reidenbach participated in a supplemental healthcare insurance plan paid for by us

(d) Mr. Wilson’s 2022 base salary and all other compensation were paid in British pounds sterling and converted to U.S. dollars.

(4) Mr. Kelly received a $95,000 accelerated payment in December 2022 of a portion of his 2023 compensation for tax planning reasons.

Grants of Plan-Based Awards in 2022

The following table provides information concerning grants of plan-based awards during 2022 to the NEOs.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All other Stock Awards: Number of Shares of Stock or Units(2) (#)	Grant Date Fair Value of RSU and PSU Awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)
James G. Kelly
Cash	12/16/2022	612,500	1,225,000	1,617,000
RSU	2/24/2022				116,695	2,764,505
PSU	2/24/2022				116,694	2,764,480
Tom Panther
Cash	12/16/2022	197,500	395,000	521,400
RSU	2/24/2022				32,081	759,999
PSU	2/24/2022				32,082	760,022
Brendan Tansill
Cash	12/16/2022	250,000	500,000	660,000
RSU	2/24/2022				32,714	774,995
PSU	2/24/2022				32,714	774,994
Darren Wilson
Cash	12/16/2022	250,000	500,000	660,000
RSU	2/24/2022				32,714	774,995
PSU	2/24/2022				32,714	774,994
Michael Reidenbach
Cash	12/16/2022	197,500	395,000	521,400
RSU	2/24/2022				31,713	751,281
PSU	2/24/2022				31,712	751,257

(1) Reflects the threshold, target and maximum annual cash incentive opportunities under our 2022 short-term incentive plan. At the time of the filing of this proxy statement, the actual results of our short-term incentive plan were finalized, and our NEOs received the amounts set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2) Reflects the number of stock units granted.

(3) Reflects the aggregate grant date fair value of equity awards, calculated in accordance with FASB ASC Topic 718, excluding the estimated effect of forfeitures.

Outstanding Equity Awards at Fiscal 2022 Year End

The following table provides information about the outstanding equity awards held by our NEOs as of December 31, 2022.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Jim Kelly	2/24/2022	-	-		-	-	233,389(2)	7,897,883.76
	2/26/2021	95,798	191,597(3)		25.46	2/26/2031	76,198(3)	2,578,540.32
	2/28/2020	146,425	146,426(4)		25.28	2/28/2030	46,974(4)	1,589,600.16
	3/14/2019	199,234	66,412(5)		26.01	3/14/2029	24,030(5)	813,175.20
	5/22/2018	413,441	-(6)		16.00	5/22/2028	-(6)	-
Tom Panther	2/24/2022	-	-		-	-	64,163(2)	2,171,275.92
	2/26/2021	22,111	44,223(3)		25.46	2/26/2031	25,138(3)	850,669.92
	2/28/2020	30,826	30,827(4)		25.28	2/28/2030	9,889(4)	334,643.76
	11/18/2019	59,833	19,945(7)		27.28	11/18/2029	6,874(7)	232,616.16
Brendan Tansill	2/24/2022	-	-		-	-	65,428(2)	2,214,083.52
	2/26/2021	22,595	45,190(3)		25.46	2/26/2031	25,688(3)	869,281.92
	2/28/2020	40,999	40,999(4)		25.28	2/28/2030	13,153(4)	445,097.52
	3/14/2019	55,785	18,596(5)		26.01	3/14/2029	6,729(5)	227,709.36
	5/22/2018	155,648	-(6)		16.00	5/22/2028	-(6)	-
Darren Wilson	2/24/2022	-	-		-	-	65,428(2)	2,214,083.52
	2/26/2021	22,595	45,190(3)		25.46	2/26/2031	25,688(3)	869,281.92
	2/28/2020	40,999	40,999(4)		25.28	2/28/2030	13,153(4)	445,097.52
	3/14/2019	55,785	18,596(5)		26.01	3/14/2029	6,729(5)	227,709.36
	5/22/2018	204,288	-(6)		16.00	5/22/2028	-(6)	-
Michael Reidenbach	2/24/2022	-	-		-	-	63,425(2)	2,146,302.00
	2/26/2021	21,857	43,715(3)		25.46	2/26/2031	24,849(3)	840,890.16
	2/28/2020	40,999	40,999(4)		25.28	2/28/2030	13,153(4)	445,097.52
	3/14/2019	51,801	17,267(5)		26.01	3/14/2029	6,248(5)	211,432.32
	5/22/2018	126,464	-(6)		16.00	5/22/2028	-(6)	-

(1)	Based on the closing market price of our Class A common stock on December 30, 2022 of $33.84, as reported on the Nasdaq.

(2)	These amounts include RSUs and PSUs, as described in the Compensation Discussion and Analysis. The RSU award will vest in three substantially equal installments on February 24, 2023, 2024, and 2025.
(3)	The award will vest in two substantially equal installments on February 26, 2023 and 2024. As described in the Compensation Discussion and Analysis, Mr. Kelly’s stock options are subject to both the time-based vesting requirements and a performance-based vesting condition tied to the Company’s stock price. The performance-based vesting condition was achieved in 2022.
(4)	The award will vest in two substantially equal installments on February 28, 2023 and 2024.
(5)	The award will vest on March 14, 2023.
(6)	The award fully vested on May 22, 2022.
(7)	The award will vest on November 18, 2023.

Option Exercises and Stock Vested in 2022

The table below sets forth information concerning the exercise of stock options and vesting of restricted stock units for each NEO during 2022.

Re
	Option Awards		Restricted Stock Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
James G. Kelly	0	-	109,465	2,581,096.24
Thomas E. Panther	0	-	24,386	660,588.30
Brendan F. Tansill	0	-	35,126	828,205.04
Darren Wilson	0	-	37,932	891,508.40
Michael L. Reidenbach	0	-	32,543	769,142.81

(1)	Value realized is calculated by multiplying the number of shares vested by the closing price of our stock on the date of vesting.

Employment Agreements with Our Named Executive Officers

We originally entered into written employment agreements with each of Messrs. Kelly, Reidenbach and Tansill in 2012 and with Mr. Wilson in 2015. Effective as of April 1, 2018, each of Messrs. Kelly, Reidenbach and Tansill’s employment agreements were amended and restated, and we entered into an amendment to Mr. Wilson’s employment agreement. We entered into a written employment agreement with Mr. Panther in November 2019. Effective February 18, 2022, each of Mr. Kelly, Mr. Tansill, and Mr. Panther’s employment agreements were further amended, and Mr. Wilson’s employment agreement was amended and restated.  These employment agreements, including any amendments thereto, were negotiated on an arms-length basis.

Mr. Kelly’s Employment Agreement

Mr. Kelly’s employment agreement, as amended, does not provide for an initial term of employment. Mr. Kelly’s employment may be terminated (i) by us, upon cause (as defined in the agreement); (ii) upon Mr. Kelly’s death or thirty days after disability (as defined in the agreement); (iii) at Mr. Kelly’s election, without good reason (as defined in the agreement) on not less than ninety days’ prior written notice; (iv) by us, without cause, upon not less than ninety days’ prior written notice; or (v) at Mr. Kelly’s election for good reason. The annual base salary set forth in the agreement is $700,000. As a result of the February 18, 2022 amendment, the agreement also provides for accelerated vesting of his unvested equity in the event (i) he retires after he has attained the age of sixty and completed at least ten years of service with the Company so long as he has provided at least six months’ prior notice (provided, however, that performance stock units for incomplete performance periods shall only vest at the discretion of the compensation committee); (ii) the Company elects to terminate his employment without cause (as defined in the agreement) and he has attained the age of sixty and completed at least ten years of service with the Company, or (iii) he elects to terminate his employment for good reason (as defined in the agreement).  In addition, Mr. Kelly will receive a tax gross up equal to the self-employment taxes that Mr. Kelly is obligated to pay as a result of his status as a partner in a partnership (rather than as an employee of a corporation) for federal and state income tax purposes. The self-employment tax gross up will be determined by us in a manner consistent with similar tax gross up payments made to our other senior executives, as applicable, and will be payable in accordance with our general payroll practices in effect from time to time.

Mr. Kelly is also eligible to participate in all employee benefit plans, programs and policies maintained by us from time to time. The agreement also provides for severance benefits in the event of his termination by us without cause or a termination by him for good reason, subject to his compliance with certain confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. For more information see “- Potential Payments upon Termination or Change in Control.”

Mr. Panther’s Employment Agreement

Mr. Panther’s employment agreement does not provide for an initial term of employment. Mr. Panther’s employment may be terminated (i) by us, upon cause (as defined in the agreement); (ii) upon Mr. Panther’s death or thirty days after disability (as defined in the agreement); (iii) at Mr. Panther’s election, without good reason (as defined in the agreement) on not less than ninety days’ prior written notice; (iv) by us, without cause, upon not less than ninety days’ prior written notice; or (v) at Mr. Panther’s election for good reason. The annual base salary set forth in the agreement is $375,000.  Mr. Panther’s base salary was increased from $375,000 to $395,000 in April 2021. As a result of the February 18, 2022 amendment, the agreement also provides for accelerated vesting of his unvested equity in the event (i) he retires after he has attained the age of sixty and completed at least ten years of service with the Company so long as he has provided at least six months’ prior notice (provided, however, that performance stock units for incomplete performance periods shall only vest at the discretion of the compensation committee); (ii) the Company elects to terminate his employment without cause (as defined in the agreement) and he has attained the age of sixty and completed at least ten years of service with the Company, or (iii) he elects to terminate his employment for good reason (as defined in the agreement).

The agreement provides that Mr. Panther is eligible to participate in all employee benefit plans, programs and policies maintained by us from time to time. The agreement also provides for severance benefits in the event of his termination by us without cause or a termination by him for good reason. For more information see “- Potential Payments upon Termination or Change in Control.”

Mr. Reidenbach’s Employment Agreement

Mr. Reidenbach’s employment agreement, as amended, does not provide for an initial term of employment. Mr. Reidenbach’s employment may be terminated (i) by us, upon cause (as defined in the agreement); (ii) upon Mr. Reidenbach’s death or thirty days after disability (as defined in the agreement); (iii) at Mr. Reidenbach’s election, without good reason (as defined in the agreement) on not less than ninety days’ prior written notice; (iv) by us, without cause, upon not less than ninety days’ prior written notice; or (v) at Mr. Reidenbach’s election for good reason. The annual base salary set forth in the agreement is $395,000. Mr. Reidenbach’s employment agreement provides for accelerated vesting of all unvested equity awards in the event he elects to retire after the date when the sum of his age and his length of service with us meets or exceeds seventy. In addition, Mr. Reidenbach will receive a tax gross up equal to the self-employment taxes that Mr. Reidenbach is obligated to pay as a result of his status as a partner in a partnership (rather than as an employee of a corporation) for federal and state income tax purposes.

The self-employment tax gross up will be determined by us in a manner consistent with similar tax gross up payments made to our other senior executives, as applicable, and will be payable in accordance with our general payroll practices in effect from time to time.

The agreement provides that Mr. Reidenbach is eligible to participate in all employee benefit plans, programs and policies maintained by us from time to time. The agreement also provides for severance benefits in the event of his termination by us without cause or a termination by him for good reason. For more information see “- Potential Payments upon Termination or Change in Control.”

Mr. Tansill’s Employment Agreement

Mr. Tansill’s employment agreement, as amended, does not provide for an initial term of employment. Mr. Tansill’s employment may be terminated (i) by us, upon cause (as defined in the agreement); (ii) upon Mr. Tansill’s death or thirty days after disability (as defined in the agreement); (iii) at Mr. Tansill’s election, without good reason (as defined in the agreement) on not less than ninety days’ prior written notice; (iv) by us, without cause, upon not less than ninety days’ prior written notice; or (v) at Mr. Tansill’s election for good reason. The annual base salary set forth in the agreement is $400,000. As a result of the February 18, 2022 amendment, the agreement also provides for accelerated vesting of his unvested equity in the event (i) he retires after he has attained the age of sixty and completed at least ten years of service with the Company so long as he has provided at least six months’ prior notice (provided, however, that performance stock units for incomplete performance periods shall only vest at the discretion of the compensation committee); (ii) the Company elects to terminate his employment without cause (as defined in the agreement) and he has attained the age of sixty and completed at least ten years of service with the Company, or (iii) he elects to terminate his employment for good reason (as defined in the agreement).  In addition, Mr. Tansill will receive a tax gross up equal to the self-employment taxes that Mr. Tansill is obligated to pay as a result of his status as a partner in a partnership (rather than as an employee of a corporation) for federal and state income tax purposes. The self-employment tax gross up will be determined by us in a manner consistent with similar tax gross up payments made to our other senior executives, as applicable, and will be payable in accordance with our general payroll practices in effect from time to time.

The agreement provides that Mr. Tansill is eligible to participate in all employee benefit plans, programs and policies maintained by us from time to time. The agreement also provides for severance benefits in the event of his termination by us without cause or a termination by him for good reason. For more information see “- Potential Payments upon Termination or Change in Control.”

Mr. Wilson’s Employment Agreement

Mr. Wilson’s employment agreement was amended and restated effective February 18, 2022 to align his agreement more closely with the employment agreements of the U.S.-based NEOs.  Mr. Wilson’s employment agreement does not provide for an initial term of employment, and may be terminated by either party on not less than ninety days’ prior written notice. The annual base salary set forth in the amended agreement is £300,000. As a result of the February 18, 2022 amendment and restatement, the agreement also provides for accelerated vesting of his unvested equity in the event (i) he retires after he has attained the age of sixty and completed at least ten years of service with the Company so long as he has provided at least six months’ prior notice (provided, however, that performance stock units for incomplete performance periods shall only vest at the discretion of the compensation committee); (ii) the Company elects to terminate his employment without cause (as defined in the agreement) and he has attained the age of sixty and completed at least ten years of service with the Company, or (iii) he elects to terminate his employment for good reason (as defined in the agreement).

The agreement provides that Mr. Wilson is eligible to participate in all employee benefit plans, programs and policies maintained by us from time to time for UK-based employees. The agreement also provides for severance benefits in the event of his termination by us or a termination by him under certain circumstances as detailed below. For more information see “- Potential Payments upon Termination or Change in Control.”

Potential Payments upon Termination or Change in Control

Termination and Resignation under Employment Agreements. The employment agreements with each of our NEOs provide for the payment of certain severance benefits upon termination. For each NEO if the NEO’s employment is terminated by us without “cause” or if the NEO resigns for “good reason,” the NEO will be entitled to the following in addition to any accrued and unpaid compensation through the date of termination:

●	A severance benefit consisting of (i) $3.5 million in the case of Mr. Kelly (payable in monthly installments over 24 months), (ii) three times base salary and self-employment tax gross up in the case of Mr. Reidenbach (payable in monthly installments over 18 months), (iii) two times base salary in the case of Mr. Panther (payable in monthly installments over 12 months), (iv) one times base salary and self-employment tax gross up in the case of Mr. Tansill (payable in monthly installments over 12 months), and (v) one times base salary in the case of Mr. Wilson (payable in monthly installments over 12 months).

●	A one-time payment approximating the cost of health care coverage under our then-existing plans of $100,000 in the case of Mr. Kelly, $75,000 in the case of Mr. Reidenbach, $50,000 in the case of Messrs. Panther and Tansill, and £36,000 in the case of Mr. Wilson.

Both severance and one-time health care payments are subject to the NEO executing a release of claims in our favor and continuing to comply with all applicable restrictive covenants contained in the employment agreement.

Under each of the NEO’s employment agreements, “good reason” generally means the occurrence of any of the following events without such NEO’s prior written consent: (i) a material change in or diminution of the position, responsibilities or working conditions of the NEO’s employment as of the effective date, including any change in our reporting structure in which the NEO no longer reports directly to the Chief Executive Officer (or, in the case of Mr. Kelly, the chairman of our board of directors), (ii) a relocation of the NEO’s principal office, or (iii) any reduction in the NEO’s base salary or target percentage under the short-term incentive plan.

Under each of the NEO’s employment agreements, “cause” generally means the occurrence of (i) a material breach of any of the NEO’s obligations under such employment agreement which the NEO fails to cure within thirty days, (ii) any material act of fraud, misappropriation, embezzlement or similar dishonest or wrongful act in performing such NEO’s duties for us, (iii) use of illegal drugs or alcohol to an extent which interferes with the performance of the NEO’s duties, (iv) repeated failure (other than any such failure resulting from incapacity due to physical or mental disability) to devote proper time and attention to our business as required under the terms of such employment agreement after a written demand for proper time and attention is delivered to such NEO by the board of directors, (v) material and repeated failure (other than any such failure resulting from incapacity due to physical or mental disability) to carry out the directions, instructions, policies, rules, regulations or decisions of the board of directors after a written notice of such failure is delivered to the NEO by the board of directors which specifically identifies the failure, or (vi) conviction of a felony or any crime involving moral turpitude.

In the event we terminate Mr. Wilson’s employment on less than three months’ prior notice, we are required to pay Mr. Wilson an amount under his employment agreement equal to his base salary for the part of the period of notice not worked.

None of the NEOs are entitled to a tax gross up in connection with Section 280G of the Code and none are entitled to enhanced severance protection in the case of a change in control.

Treatment of Outstanding Equity Awards. The terms of the restricted stock units, performance stock units, and options to purchase shares of Class A common stock granted to our NEOs as equity awards under the EVO Payments, Inc. 2018 Omnibus Incentive Stock Plan (“2018 Plan”) provide for accelerated vesting only upon certain events.

In the event of termination as a result of death or disability: (i) with respect to restricted stock units or options, the NEO will become vested in the number of restricted stock units or options, as applicable (rounded up to the nearest whole number) that would have become vested as of the next anniversary of the grant date following such NEO’s death or disability, and (ii) with respect to performance stock units, (A) the NEO will become vested in the number of performance stock units subject to financial metrics based on actual performance for completed performance periods and target performance for incomplete performance periods, and (B) the NEO will become vested in the number of performance stock units subject to stock price thresholds based on actual performance through such NEO’s termination date.

If a change in control (as defined in the 2018 Plan) occurs, and the acquiring corporation either assumes the restricted stock units, performance stock units, or options (as applicable), or provides substitute replacement awards (as defined in the 2018 Plan), the restricted stock units, performance stock units, and options will not vest upon the change in control; however, in the event that within 24 months following a change in control, the NEO’s employment is terminated without cause or the NEO terminates employment with good reason, then (i) the unvested restricted stock units and options will become fully vested, (ii) unvested performance stock units subject to financial metrics will vest based on actual performance for completed performance periods and the greater of target or actual performance for incomplete performance periods; and (iii) unvested performance units subject to stock price thresholds will vest based on the greater of target or actual performance through such NEO’s termination date.

If a change in control occurs and the acquiring corporation does not assume the restricted stock units, performance stock units, or options or provide substitute replacement awards, (i) the unvested restricted stock units and options will accelerate and become fully vested; and (ii) the unvested performance stock units shall not vest, but shall convert to time-based restricted stock units as follows: (A) the performance stock units subject to financial metrics will convert to time-based restricted stock based on (x) actual performance for completed performance periods, (y) target performance for partially completed performance periods (or greater than target performance in the compensation committee’s discretion based on actual performance for such partially completed performance period), and (z) target performance for incomplete performance periods, and (B) performance stock units subject to stock price thresholds will convert to time-based restricted stock units based on the greater of target or actual performance through the date of the change in control (provided, however, that in each case under (ii) above, that if within 24 months following a change in control, the NEO’s employment is terminated without cause or the NEO terminates employment with good reason, then such newly converted time-vested restricted stock units will become fully vested).

The terms of the restricted stock units, performance stock units, and options granted to our NEOs do not provide for accelerated vesting in the event that an NEO’s employment is terminated by the Company without cause, other than (i) in the event of a change in control or death or disability (as described above), or (ii) subsequent to the amendment to the executive employment agreements entered into in February 2022 in the case of our NEOs other than Mr. Reidenbach, in the event such NEO has attained the age of sixty and completed at least ten years of service with the Company, in which case the NEO’s awards that are subject solely to time-vesting will immediately and fully vest, the NEO’s awards that are subject to performance-based vesting conditions in respect of completed performance periods will immediately and fully vest to the extent achieved, and the NEO’s awards that are subject to performance-based vesting conditions for which the applicable performance periods are incomplete as of the termination date will vest at the discretion of the compensation committee

The February 2022 employment agreements amendments for NEOs other than Mr. Reidenbach also provide for accelerated vesting in the event that (i) the NEO terminates employment with good reason, in which case the NEO’s awards that are subject solely to time-vesting will immediately and fully vest, the NEO’s awards that are subject to performance-based vesting conditions in respect of completed performance periods will immediately and fully vest to the extent achieved, and the NEO’s awards that are subject to performance-based vesting conditions for which the applicable performance periods are incomplete as of the termination date will immediately and fully vest based on target performance; and (ii) the NEO terminates employment without good reason, but only in the event such NEO has attained the age of sixty and completed at least ten years of service with the Company (and has provided at least six months’ advance notice), in which case, the NEO’s awards that are subject solely to time-vesting will immediately and fully vest, the NEO’s awards that are subject to performance-based vesting conditions in respect of completed performance periods will immediately and fully vest to the extent achieved, and the NEO’s awards that are subject to performance-based vesting conditions for which the applicable performance periods are incomplete as of the termination date will vest at the discretion of the compensation committee.

Potential Payments Table. The following table quantifies the potential cash or estimated equivalent cash value of amounts that would be payable to each of our NEOs under various termination scenarios assuming the event occurred on December 31, 2022.  For a description of the specific arrangements negotiated in connection with the proposed merger (the "Merger") between the Company and Falcon Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Global Payments Inc., a Georgia Corporation, see the Definitive Proxy Statement related to a merger or acquisition filed by the Company with the SEC on September 22, 2022.

	Termination Without Cause; Resignation for Good Reason (Absent a Change in Control) ($)	Termination Without Cause; Resignation for Good Reason (Following Change in Control) ($)	Death or Disability ($)
James G. Kelly
Cash Severance(1)	3,536,780	3,536,780
Restricted Stock Acceleration	8,930,274	8,930,274	4,213,554
Performance Stock Acceleration	3,948,925	3,948,925
Stock Option Acceleration	3,378,995	3,378,995	1,949,496
Health Coverage payments	100,000	100,000
Total	19,894,974	19,894,974	6,163,050
Tom Panther
Cash Severance	790,000	790,000
Restricted Stock Acceleration	2,503,551	2,503,551	1,187,107
Performance Stock Acceleration	1,085,655	1,085,655
Stock Option Acceleration	765,307	765,307	448,065
Health Coverage payments	50,000	50,000
Total	5,194,513	5,194,513	1,635,172
Brendan Tansill
Cash Severance(1)	414,040	414,040
Restricted Stock Acceleration	2,649,131	2,649,131	1,253,874
Performance Stock Acceleration	1,107,042	1,107,042
Stock Option Acceleration	875,250	875,250	510,424
Health Coverage payments	50,000	50,000
Total	5,095,462	5,095,462	1,764,298
Darren Wilson
Cash Severance	453,750	453,750
Restricted Stock Acceleration	2,649,131	2,649,131	1,253,874
Performance Stock Acceleration	1,107,042	1,107,042
Stock Option Acceleration	875,250	875,250	510,424
Health Coverage payments	43,560	43,560
Total	5,128,733	5,128,733	1,764,298
Michael Reidenbach
Cash Severance(1)	1,205,951	1,205,951
Restricted Stock Acceleration	2,570,588	2,570,588	1,212,115
Performance Stock Acceleration	1,073,134	1,073,134
Stock Option Acceleration	852,484	852,484	493,834
Health Coverage payments	75,000	75,000
Total	5,777,157	5,777,157	1,705,949

(1)	Includes self-employment tax gross up.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees (excluding the Chief Executive Officer) and the annual total compensation of James G. Kelly, our Chief Executive Officer. The pay ratio included in this information is calculated in a manner consistent with Item 402(u) of Regulation S-K. Because the SEC rules permit public companies to adopt different methodologies, to apply certain exclusions and to make reasonable estimates and assumptions to determine an estimate of their pay ratio, the estimated ratio reported below may not be comparable to the ratio reported by other public companies with different employee populations and compensation practices.

For 2022, our last completed fiscal year:

●	The annual total compensation of the median employee was $64,025; and
●	The annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table presented earlier in this Proxy Statement, was $7,648,441.

Based on this information, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of the median employee was 119 to 1.

To determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:

●	We selected December 31, 2022 as the date upon which we would identify the “median employee.”

●	We determined that, as of December 31, 2022, we had approximately 2,300 employees working for us and our consolidated subsidiaries.
●	As permitted under SEC rules, we eliminated a total of 116 global employees (approximately 5% of our total population) from the data set. A list of the excluded employees and their country of residency is provided in the table below.

Country	# of Employees	Country	# of Employees
Chile	56	Malta	11
Gibraltar	25	Czech Republic	19
Greece	5

●	To determine our “median employee” from our adjusted employee population, we used a consistently applied compensation definition and chose “Total Direct Compensation (actual).”
●	For non-US employees, currency values were adjusted using a purchasing power parity (PPP) conversion factor in conjunction with foreign exchange rate. PPP factors are from 2020, the most recent available from the World Bank as of the time the calculation was performed. Foreign exchange rates used were as of December 31, 2022.
●	Using this methodology, we determined that the “median employee” was a full-time employee located in the US, with Total Direct Compensation (actual) for the 12-month period ending December 31, 2022 in the amount of $58,298.
●	With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $64,025 (inclusive of the value of employer-provided health and welfare benefits).

With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total” column of the Summary Compensation Table.

Director Compensation

Our non-employee director compensation plan is designed to attract, retain and compensate highly-qualified directors by providing them with competitive compensation and an equity interest in our Company to align their interests with those of our stockholders. In lieu of per-meeting fees, we pay annual cash and stock award retainers to our non-employee directors that are not affiliated with Blueapple, Inc. (“Blueapple”), a Delaware corporation which is controlled by entities affiliated with our founder and Chairman of our board of directors, Rafik R. Sidhom, or MDP. Other than Mr. Sidhom, we do not pay additional compensation to directors who are also our employees for their service as a director, nor do we provide compensation to directors affiliated with MDP. Our nominating and corporate governance committee periodically reviews our non-employee director compensation plan and makes recommendations as necessary to our full board of directors.

Mr. Sidhom receives $250,000 for his service as Chairman of our board of directors. Each of our independent directors not affiliated with Blueapple or MDP - currently Mmes. Miller, Panayiotou, and Harland, and Messrs. Chancy, Garabedian, Leeds and Pope - receive an annual cash retainer fee of $100,000 (pro-rated for partial periods for new directors). In addition, independent directors (except for committee chairs) who serve on our audit committee, compensation committee, nominating and corporate governance committee, risk committee, and technology committee are each entitled to annual committee fees of $12,500, $10,000, $5,000, $10,000 and $5,000, respectively. Chairpersons of the audit committee, compensation committee, nominating and corporate governance committee, risk committee, and technology committee are each entitled to annual committee chair fees of $20,000, $17,500, $10,000, $17,500 and $10,000, respectively. Independent directors who serve on our investment and finance committee are not compensated as that committee meets on an ad hoc basis as needed.

On an annual basis, each of our independent directors not affiliated with Blueapple and MDP receive a grant of restricted stock units which cliff vest on the first anniversary of the date of grant.  The grant date value of the grant of restricted stock units for 2022 was $150,000.  The number of restricted stock units granted is based on the closing sale price of our Class A common stock as reported by Nasdaq on the grant date.

2022 Director Compensation Table

The following table provides information regarding the compensation paid to our directors that receive compensation (other than the Chief Executive Officer) for the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash for 2022 service ($)(1)	Stock awards ($)(2)(3)	All other Compensation ($)(4)	Total ($)
Mark A. Chancy	115,000	150,000	—	265,000
David W. Leeds	132,500	150,000	—	282,500
John S. Garabedian	130,000	150,000	—	280,000
Nikki T. Harland(5)	77,500	150,000	—	227,500
Laura M. Miller	128,750	150,000	—	278,750
Gregory S. Pope	126,250	150,000	—	276,250
Rafik R. Sidhom	250,000	—	33,784	283,784
Stacey V. Panayiotou	107,500	150,000	—	257,500

(1) Represents annual cash retainers, committee fees and chairmanship fees earned during 2022.

(2) Represents the aggregate grant date fair value of each award of restricted stock units granted during the fiscal year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718. For additional information, see note 22 to our audited financial statements for the fiscal year ended December 31, 2022 included in our annual report on Form 10-K filed with the SEC.

(3) As of December 31, 2022, each of Mr. Chancy, Mr. Leeds, Mr. Garabedian, Ms. Miller, Mr. Pope and Ms. Panayiotou held 6,332 unvested restricted stock units and Ms. Harland held 6,714 unvested restricted stock units.

(4) Represents Mr. Sidhom’s participation in certain of our health and welfare programs that are available to executive class employees and Mr. Sidhom’s participation in a supplemental healthcare insurance plan paid for by the Company.

(5) Pro-rated for partial periods as a new director.

Compensation Committee Interlocks and Insider Participation

From January through June 2022, Messrs. Dombalagian, Garabedian, Pope and Raino were members of the compensation committee. From July through December 20222, Messrs. Dombalagian and Pope and Ms. Miller were members of the compensation committee.  During fiscal year 2022, all members of the compensation committee were independent directors, and no member was an employee or former employee of our Company.

None of our executive officers serves as a member of the board of directors or compensation committee of any entity, other than our Company, that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information relating to the beneficial ownership of our Class A common stock, Class D common stock and Series A convertible preferred stock as of February 15, 2023:

●	each of our directors and named executive officers;

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Class A common stock, Class D common stock, Series A convertible preferred stock and LLC Interests; and

●	all of our directors and executive officers as a group.

As described in “Certain Relationships and Related Party Transactions,” each Continuing LLC Owner (as defined below) is entitled to have their LLC Interests purchased or redeemed for cash equal to the market value of the applicable number of our shares of Class A common stock. “Continuing LLC Owners” refers collectively to the remaining holders of LLC Interests (other than EVO Payments, Inc.), which includes Blueapple, MDP, certain of our executive officers and current and former employees.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 15, 2023 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, we believe, based on information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares of common stock and LLC Interests held by that person.

Applicable percentage ownership is based on 48,436,226 shares of our Class A common stock, 3,741,074 shares of Class D common stock and 152,250 shares of our Series A convertible preferred stock outstanding as of February 15, 2023. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 15, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, the address for each beneficial owner listed is c/o EVO Payments, Inc., Ten Glenlake Parkway, South Tower, Suite 950, Atlanta, Georgia 30328.

Beneficial ownership in EVO Payments, Inc.

	Class A common stock		Class D common stock		Series A convertible preferred stock
Name of beneficial owner	Number	%	Number	%	Number	%	Combined Voting Power
5% Stockholders
Madison Dearborn Partners, LLC(1)	304,138	*	1,559,840	41.7%	152,250	100.0%	20.8%
Brown Advisory Incorporated(2)	4,167,339	8.6%	-	-	-	-	6.6%
The Vanguard Group(3)	4,741,825	9.8%	-	-	-	-	7.5%
BlackRock, Inc.(4)	3,366,871	7.0%	-	-	-	-	5.3%
Directors and Named Executive Officers
Rafik R. Sidhom(2)	-	-	-	-	-	-	-
Mark A. Chancy	21,187	*	-	-	-	-	*
Vahe A. Dombalagian(1)	304,138	*	1,559,840	41.7%	152,250	100.0%	20.8%
Nikki T. Harland	6,714	-	-	-	-	-
John S. Garabedian	54,607	*	-	-	-	-	*
David W. Leeds	37,190	*	-	-	-	-	*
Laura M. Miller	20,573	*	-	-	-	-	*
Stacey Valy Panayiotou	11,019	-	-	-	-	-	*
Gregory S. Pope	108,805	*	-	-	-	-	*
Matthew W. Raino(1)	304,138	*	1,559,840	41.7%	152,250	100%	20.8%
James G. Kelly(6)	1,176,387	2.4%	1,014,618	27.1%	-	-	3.4%
Thomas E. Panther(7)	165,017	*	-	-	-	-	*
Michael L. Reidenbach(8)	322,008	*	272,563	7.3%	-	-	*
Brendan F. Tansill(9)	365,210	*	127,142	3.4%	-	-	*
Darren Wilson(10)	404,661	*	-	-	-	-	*

All executive officers and directors as a group (19 persons)(11)	3,417,711	6.7%	2,987,323	79.9%	152,250	100%	27%

Beneficial Ownership in EVO Investco, LLC

	LLC Interests beneficially owned
Name of beneficial owner	Number	%
5% Stockholders
Blueapple, Inc.(5)	32,163,538	38.1%
Madison Dearborn Partners, LLC(1)	1,559,840	1.9%
Directors and Named Executive Officers
Rafik R. Sidhom(5)	32,163,538	38.1%
Mark A. Chancy	-	-
Vahe A. Dombalagian(1)	1,559,840	1.9%
Nikki T. Harland	-	-
John S. Garabedian	-	-
David W. Leeds	-	-
Laura M. Miller	-	-
Stacey Valy Panayiotou	-	-
Gregory S. Pope	-	-
Matthew W. Raino(1)	1,559,840	1.9%
James G. Kelly(6)	1,014,618	1.2%
Thomas E. Panther(7)	-	-
Michael L. Reidenbach(8)	272,563	*
Brendan F. Tansill(9)	127,142	*
Darren Wilson(10)	-	-
All executive officers and directors as a group (19 persons)(11)	35,150,861	41.7%

*Indicates beneficial ownership of less than 1%.

(1) Consists of 304,138 shares of Class A common stock held by Madison Dearborn Capital Partners VI-C, L.P. (“MDCP VI-C”), 1,559,840 shares of Class D common stock and an equal number of LLC Interests held by MDCP Cardservices, LLC (“MDCP Cardservices”) and 152,250 shares of Series A Convertible Preferred Stock held by MDCP Cardservices II, LLC. Madison Dearborn Capital Partners VI-B, L.P. (“MDCP VI-B”) may be deemed to share beneficial ownership of the securities held by MDCP Cardservices, as its controlling member. Madison Dearborn Partners VI-A&C, L.P. (“MDP VI-A&C”), as the general partner of MDCP VI-C, may be deemed the beneficial owner of the securities beneficially owned by MDCP VI-C. Madison Dearborn Partners, LLC (“MDP LLC”), as the general partner of each of MDP VI-B and MDP VI-A&C may be deemed to share beneficial ownership of the reported securities. As the sole members of the limited partner committees of MDP VI-B and MDP VI-A&C, which have the power, acting by unanimous vote, to vote or dispose of the securities beneficially owned by MDP VI-B and MDP VI-A&C, respectively, Paul J. Finnegan and Samuel M. Mencoff may be deemed to have shared voting and investment power over such securities. Two members of our board of directors, Vahe A. Dombalagian and Matthew W. Raino, are Managing Directors of MDP LLC. Each of the foregoing entities and persons disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein. The address for the MDP entities and persons is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 4600, Chicago, Illinois 60602.

(2) Based on information obtained from a Schedule 13G filed with the SEC on February 9, 2023 by Brown Advisory Incorporated (“BAI”) on behalf of itself and its subsidiary, Brown Advisory LLC (“BALLC”). BAI reported that, as of December 31, 2022, BAI and BALLC had sole voting power with respect to 3,603,363 and 3,580,096 shares of our Class A common stock, respectively, and shared dispositive power with respect to 6,350,304 and 4,144,072 shares of our Class A common stock, respectively. The address of each of the foregoing is 901 South Bond Street, Suite #400, Baltimore, Maryland 21231.

(3) Based on information obtained from a Schedule 13G filed with the SEC on February 9, 2023 by The Vanguard Group (“Vanguard”) on behalf of itself and its wholly owned subsidiaries, Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. Vanguard reported that as of December 31, 2021, it had shared voting power with respect to 80,204 shares of our Class A common stock, sole dispositive power with respect to 4,621,648 shares of our Class A common stock and shared dispositive power with respect to 120,177 shares of our Class A common stock, and that the shares are beneficially owned by Vanguard and its wholly owned subsidiaries identified above. The address of each of the foregoing is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4) Based on information obtained from a Schedule 13G filed with the SEC on February 7, 2023 by BlackRock, Inc. (“Blackrock”) on behalf of itself and its wholly owned subsidiaries, Aperio Group, LLC,  BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd.,  BlackRock Asset Management Schweiz AG,  BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Investment Management (Australia) Limited, BlackRock Fund Advisors and BlackRock Fund Managers Ltd. BlackRock reported that as of December 31, 2022, it had sole voting power with respect to 3,308,351 shares of our Class A common stock and sole dispositive power with respect to 3,366,871 shares of our Class A common stock, and that the shares are beneficially owned by BlackRock and its wholly owned subsidiaries identified above. The address of each of the foregoing is 55 East 52nd Street, New York, New York 10055.

(5) Blueapple is controlled by its majority stockholder, Rafik R. Sidhom, who is our founder and chairman of our board of directors. Mr. Sidhom may be deemed to share beneficial ownership of the reported securities. Mr. Sidhom disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. The address for Blueapple and Mr. Sidhom is 515 Broadhollow Road, Melville, New York 11747.

(6) Includes 863,535 shares of Class D common stock and an equal number of LLC Interests held by the James G. Kelly Grantor Trust Dated January 12, 2012. John Kelly, Mr. Kelly’s son, is the trustee of the James G. Kelly Grantor Trust Dated January 12, 2012. Includes shares of Class A common stock underlying 854,898 stock options that are currently exercisable, as well as, 38,898 restricted stock units that will vest on February 24, 2023, 38,099 restricted stock units and 95,798 stock options that will vest on February 26, 2023, 23,487 restricted stock units and 73,213 stock options that will vest on February 28, 2023, and 24,030 restricted stock units and 66,412 stock options that will vest on March 14, 2023.

(7) Includes shares of Class A common stock underlying 112,770 stock options that are currently exercisable, as well as, 10,693 restricted stock units that will vest on February 24, 2023, 12,569 restricted stock units and 22,111 stock options that will vest on February 26, 2023, and 4,944 restricted stock units and 15,413 stock options that will vest on February 28, 2023.

(8) Includes shares of Class A common stock underlying 241,121 stock options that are currently exercisable, as well as, 10,571 restricted stock units that will vest on February 24, 2023, 12,424 restricted stock units and 21,857 stock options that will vest on February 26, 2023, 6,576 restricted stock units and 20,499 stock options that will vest on February 28, 2023, and 6,248 restricted stock units and 17,267 stock options that will vest on March 14, 2023.

(9) Includes shares of Class A common stock underlying 275,027 stock options that are currently exercisable, as well as, 10,904 restricted stock units that will vest on February 24, 2023, 12,844 restricted stock units and 20,499 stock options that will vest on February 26, 2023, 6,576 restricted stock units and 20,499 stock options that will vest on February 28, 2023, and 6,729 restricted stock units and 18,596 stock options that will vest on March 14, 2023.

(10) Includes shares of Class A common stock underlying 323,667 stock options that are currently exercisable, as well as, 10,904 restricted stock units that will vest on February 24, 2023, 12,844 restricted stock units and 22,595 stock options that will vest on February 26, 2023, 6,576 restricted stock units and 20,499 stock options that will vest on February 28, 2023, and 6,729 restricted stock units and 18,596 stock options that will vest on March 14, 2023.

(11) Includes shares of Class A common stock underlying 2,098,353 stock options that are currently exercisable, as well as, 140,794 restricted stock units that will vest on February 24, 2023, 102,627 restricted stock units and 214,172 stock options that will vest on February 26, 2023, 55,944 restricted stock units and 177,612 stock options that will vest on February 28, 2023, 6,714 restricted stock units that will vest on March 1, 2023, and 49,744 restricted stock units and 139,893 stock options that will vest on March 14, 2023.

Equity Compensation Plan Information

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders:
Amended and Restated 2018 Plan	7,405,188	$22.50	4,902,347
Equity compensation plans not approved by security holders	0	0	0
Total	7,405,188(1)	$22.50(2)

(1)	Includes an aggregate of 1,644,163 shares of common stock issuable in settlement of outstanding awards of RSUs, 604,748 shares of common stock issuable in settlement of outstanding awards of PSUs, and 5,156,277 shares of common stock issuable upon exercise of outstanding stock options. The number of shares to be issued in respect of outstanding performance-based awards assumes that the maximum level of performance applicable to awards will be achieved.
(2)	Weighted-average exercise price of outstanding options; excludes RSUs and PSUs because these awards have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our related person policy. Our related person policy requires that a “related person” (as defined in Item 404(a) of Regulation S-K) must promptly disclose to our general counsel or, to the extent we do not have a general counsel, to our chief executive officer any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The general counsel or chief executive officer, as applicable, will then promptly communicate that information to our board of directors. No related person transaction will be executed without the approval or ratification of our board of directors or any committee of the board of directors consisting exclusively of disinterested directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest. Our policy does not specify the standards to be applied by our board of directors or the committees of the board of directors in determining whether or not to approve or ratify a related person transaction, but we anticipate that these determinations will be made in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation.

The following is a description of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our Class A common stock and Class D common stock, and Series A convertible preferred stock or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Merger with Global Payments Inc.

As previously disclosed, on August 1, 2022, we entered into the Merger Agreement with Global Payments and Merger Sub, pursuant to which Merger Sub will merge with and into EVO, Inc. with EVO, Inc. surviving as a wholly-owned subsidiary of Global Payments. The terms of the Merger Agreement are described in the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2022, which description is incorporated herein by reference.

EVO LLC Agreement

In connection with the IPO, we and the Continuing LLC Owners entered into the to the amended and restated limited liability company agreement for EVO LLC (the “EVO LLC Agreement”).

Appointment as manager. Under the EVO LLC Agreement, we became a member and the sole manager of EVO LLC. As the sole manager, we are able to control all of the day-to-day business affairs and decision-making of EVO LLC without the approval of any other member. As such, we, through our officers and directors, will be responsible for all operational and administrative decisions of EVO LLC and the day-to-day management of EVO LLC’s business. Pursuant to the terms of the EVO LLC Agreement, we cannot, under any circumstances, be removed as the sole manager of EVO LLC except by our election.

Compensation. We are not entitled to compensation for our services as manager. We are entitled to reimbursement by EVO LLC for fees and expenses incurred on behalf of EVO LLC, including all expenses associated with maintaining our corporate existence.

Distributions. The EVO LLC Agreement requires “tax distributions” to be made by EVO LLC to its members, as that term is defined in the agreement, except to the extent such distributions would render EVO LLC insolvent or are otherwise prohibited by law, our senior secured credit facility pursuant to our credit agreement dated as of November 1, 2021 (our “Senior Secured Credit Facilities”) or any of our future debt agreements. Tax distributions will be made as and when members are required to make estimated payments or file tax returns, which we expect will be approximately on a quarterly basis, to each member of EVO LLC, including us, based on such member’s allocable share of the taxable income of EVO LLC and an assumed tax rate that will be determined by us. For this purpose, the taxable income of EVO LLC, and the members’ allocable share of such taxable income, will be determined without regard to any tax basis adjustments that are personal to any member, including as a result from our deemed or actual purchase of an LLC Interest from the Continuing LLC Owners (as described below under “- Tax Receivable Agreement”). The assumed tax rate that we expect to use for purposes of determining tax distributions from EVO LLC to its members will be the highest combined federal, state, and local tax rate that may potentially apply to any one of EVO LLC’s members (currently 48.42% of taxable income), regardless of the actual final tax liability of any such member. We expect EVO LLC may make distributions out of distributable cash periodically to enable us to cover our operating expenses and other obligations, including our obligations under the TRA, as well as to make dividend payments, if any, to the holders of our Class A common stock, except to the extent such distributions would render EVO LLC insolvent or are otherwise prohibited by law, our Senior Secured Credit Facilities or any of our future debt agreements.

Transfer restrictions. The EVO LLC Agreement generally does not permit transfers of LLC Interests by members, subject to certain limited exceptions. Any transferee of LLC Interests must assume, by operation of law or written agreement, all of the obligations of a transferring member with respect to the transferred units, even if the transferee is not admitted as a member of EVO LLC.

Common unit sale and exchange rights. The EVO LLC Agreement provides certain sale and exchange rights to the Continuing LLC Owners that entitles each Continuing LLC Owner to have all or a portion of its LLC Interests purchased by us or exchanged for Class A common stock, as applicable, or redeemed by EVO LLC.

Pursuant to the EVO LLC Agreement, upon receipt of a sale notice from Blueapple with respect to its LLC Interests, we will use our commercially reasonable best efforts to pursue a public offering of shares of our Class A common stock and use the net proceeds therefrom to purchase LLC Interests from Blueapple. We may elect, at our option (determined solely by our independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO LLC to instead redeem the applicable LLC Interests for cash; provided that Blueapple consents to any election by us to cause EVO LLC to redeem the LLC Interests. Blueapple is not entitled to deliver more than four sale notices in the aggregate that are ultimately settled as purchases of LLC Interests from the net proceeds of a public offering of Class A common stock during any twelve-month period. Any public offerings conducted by MDP pursuant to the exercise of its registration rights pursuant to the Registration Rights Agreement where we register shares to purchase LLC Interests from Blueapple also count as sale notices for purposes of this limitation.

Each Continuing LLC Owner (other than Blueapple) has an exchange right providing that, upon receipt of an exchange notice from such Continuing LLC Owner, we will exchange the applicable LLC Interests for newly issued shares of our Class A common stock on a one-for-one basis pursuant to the Exchange Agreement. Upon our receipt of such an exchange notice, we may elect at our option (determined solely by our independent directors (within the meaning of the rules of Nasdaq) who are disinterested), to cause EVO LLC to instead redeem the applicable LLC Interests for cash; provided that such Continuing LLC Owner consents to any election by us to cause EVO LLC to redeem the LLC Interests. In the event that a Continuing LLC Owner does not consent to an election by us to cause EVO LLC to redeem the LLC Interests, we are required to exchange the applicable LLC Interests for newly issued shares of Class A common stock.

Any LLC Interests purchased from Blueapple following the completion of a public offering of shares of our Class A common stock will be purchased for cash at a price per LLC Interest equal to the price per share of such Class A common stock sold (after deducting underwriting discounts and commissions) in the offering. Any LLC Interests redeemed by EVO LLC from any Continuing LLC Owner will be redeemed at a price per LLC Interest equal to a volume-weighted average market price of one share of our Class A common stock for each LLC Interest (subject to customary adjustments, including for stock splits, stock dividends and reclassifications).

If we elect to cause EVO LLC to redeem LLC Interests in lieu of pursuing a public offering or exchanging LLC Interests for newly issued shares of our Class A common stock, we will offer the other Continuing LLC Owners the right to have their respective LLC Interest redeemed in an amount up to such person’s pro rata share of the aggregate LLC Interests to be redeemed. We are not be required to redeem any LLC Interest from Blueapple or any other Continuing LLC Owner in response to a sale notice from Blueapple if we elect to pursue, but are unable to complete, a public offering of shares of our Class A common stock.

Each Continuing LLC Owner’s exchange rights are subject to certain customary limitations, including the absence of any liens or encumbrances on such LLC Interest to be purchased or redeemed. The settlement of a purchase of LLC Interests from Blueapple is subject to the consummation of a public offering generating sufficient net proceeds to us to purchase the applicable LLC Interests, subject to customary cutback provisions. Any Continuing LLC Owner (other than Blueapple) may condition the settlement of any exchange of LLC Interests from such Continuing LLC Owner on the closing of an underwritten offering of the shares of our Class A common stock to be issued in connection with the settlement.

Pursuant to the Registration Rights Agreement described below, MDP has customary registration rights, and all Continuing LLC Owners (other than Blueapple) have customary piggyback registration rights, including piggyback rights with respect to any public offering conducted in response to our receipt of a sale notice from Blueapple. Pursuant to the EVO LLC Agreement, Blueapple also has the right, in connection with any public offering we conduct (including any offering conducted as a result of an exercise by MDP of its registration rights), to request that we use our commercially reasonable best efforts to include shares of our Class A common stock as part of such public offering and use the net proceeds therefrom to purchase a like amount of its LLC Interests. Our requirement to pursue public offerings and purchase of LLC Interests from Blueapple for cash in connection with any offering is subject to customary cutback provisions typical for registration rights agreements.

In addition, we agree under the Registration Right Agreement to maintain a registration statement with respect to the issuance of the Class A common stock to be issued upon exchange of any outstanding LLC Interests pursuant to the exchange rights described above.

Any time we purchase LLC Interests from any Continuing LLC Owner, our ownership of LLC Interests will increase. Whether by purchase or redemption, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of our outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

In connection with any purchase or redemption of LLC Interests from a Continuing LLC Owner, the Continuing LLC Owner is required to surrender a number of shares of our Class D common stock registered in the name of such Continuing LLC Owner, which we will cancel for no consideration on a one-for-one basis with the number of LLC Interests purchased or redeemed.

Maintenance of one-to-one ratio between shares of Class A common stock and LLC Interests. The EVO LLC Agreement requires EVO LLC to take all actions with respect to its LLC Interests, including reclassifications, distributions, divisions or recapitalizations, to maintain at all times a one-to-one ratio between the number of LLC Interests owned by us and the number of shares of our Class A common stock outstanding. This ratio requirement disregards (i) shares of our Class A common stock under unvested options issued by us, (ii) treasury stock, (iii) preferred stock or other debt or equity securities (including warrants, options or rights) issued by us that are convertible into or exercisable or exchangeable for shares of Class A common stock, except to the extent we have contributed the net proceeds from such other securities, including any exercise or purchase price payable upon conversion, exercise or exchange thereof, to the equity capital of EVO LLC, and (iv) prior to their conversion, any shares of Class A common stock issuable upon conversion of our Series A convertible preferred stock. In addition, this Class A common stock ratio requirement disregards all LLC Interests at any time held by any other person, including the Continuing LLC Owners. If we issue, transfer or deliver from treasury stock or purchase shares of Class A common stock in a transaction not contemplated by the EVO LLC Agreement, we as manager have the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries or purchases, the number of outstanding LLC Interests we own equals, on a one-for-one basis, the number of outstanding shares of Class A common stock. If we issue, transfer or deliver from treasury stock or purchase or redeem any of our Series A convertible preferred stock in a transaction not contemplated by the EVO LLC Agreement, we as manager have the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries purchases or redemptions, we hold (in the case of any issuance, transfer or delivery) or cease to hold (in the case of any purchase or redemption) equity interests in EVO LLC which (in our good faith determination) are in the aggregate substantially equivalent to our Series A convertible preferred stock so issued, transferred, delivered, purchased or redeemed. EVO LLC is prohibited from undertaking any subdivision (by any split of units, distribution of units, reclassification, recapitalization or similar event) or combination (by reverse split of units, reclassification, recapitalization or similar event) of the LLC Interest that is not accompanied by an identical subdivision or combination of our Class A common stock to maintain at all times a one-to-one ratio between the number of LLC Interests owned by us and the number of outstanding shares of our Class A common stock, subject to exceptions.

Issuance of LLC Interests upon exercise of options or issuance of other equity compensation. Upon the exercise of options issued by us, or the issuance of other types of equity compensation by us (such as the issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock), we have the right to acquire from EVO LLC a number of LLC Interests equal to the number of our shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation. When we issue shares of Class A common stock in settlement of stock options granted to persons that are not officers or employees of EVO LLC or its subsidiaries, we will make, or be deemed to make, a capital contribution in EVO

LLC equal to the aggregate value of such shares of Class A common stock and EVO LLC will issue to us a number of LLC Interests equal to the number of shares we issued. When we issue shares of Class A common stock in settlement of stock options granted to persons that are officers or employees of EVO LLC or its subsidiaries, then we will be deemed to have sold directly to the person exercising such award a portion of the value of each share of Class A common stock equal to the exercise price per share, and we will be deemed to have sold directly to EVO LLC (or the applicable subsidiary of EVO LLC) the difference between the exercise price and market price per share for each such share of Class A common stock. In cases where we grant other types of equity compensation to employees of EVO LLC or its subsidiaries, on each applicable vesting date we will be deemed to have sold to EVO LLC (or such subsidiary) the number of vested shares at a price equal to the market price per share, EVO LLC (or such subsidiary) will deliver the shares to the applicable person, and we will be deemed to have made a capital contribution in EVO LLC equal to the purchase price for such shares in exchange for an equal number of LLC Interests.

Dissolution. The EVO LLC Agreement provides that the unanimous consent of all members holding voting units is required to voluntarily dissolve EVO LLC. In addition to a voluntary dissolution, EVO LLC will be dissolved upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (1) first, to pay the expenses of winding up EVO LLC; (2) second, to pay debts and liabilities owed to creditors of EVO LLC, other than members; (3) third, to pay debts and liabilities owed to members; (4) fourth, to the holders of the convertible preferred units in an amount with respect to each such unit equal to the greater of (a) the sum of the liquidation preference applicable to such unit and any dividends that will have accumulated unpaid on a share of our Series A convertible preferred stock and (b) the amount that would have been received if the preferred units had been converted to LLC Interests on the date of such payment, and (5) fifth, to the members pro-rata in accordance with their respective percentage ownership interests in EVO LLC (as determined based on the number of LLC Interests held by a member relative to the aggregate number of all outstanding LLC Interests).

Amendment. The EVO LLC Agreement provides that it may be amended or modified by us as the manager. However, no amendment or modification, whether by merger, consolidation or otherwise, (1) to the amendment provisions of the EVO LLC Agreement may be made without the prior written consent of each member of EVO LLC, (2) to any of the terms and conditions of the EVO LLC Agreement that expressly require the approval or action of certain persons may be made without obtaining the consent of the requisite number or specified percentage of such persons who are entitled to approve or take action on such matter, and (3) to any of the terms and conditions of the EVO LLC Agreement may be made without the prior written consent of any member of EVO LLC to the extent such amendment or modification adversely affects the rights or powers of such member or imposes additional obligations on such member.

Indemnification. The EVO LLC Agreement provides for indemnification by EVO LLC of the manager, members and officers of EVO LLC and EVO LLC’s subsidiaries or affiliates. Under the EVO LLC Agreement, EVO LLC also agrees, subject to certain limitations, to indemnify the Continuing LLC Owners against losses, claims, actions, damages, liabilities and expenses related to any public offering of shares of our Class A common stock where we use the net proceeds therefrom to purchase LLC Interests from the Continuing LLC Owners.

Tax Receivable Agreement

For purposes of this discussion of the tax receivable agreement dated as of May 25, 2018 (the “TRA”), the Continuing LLC Owners include the MDP affiliate who owns the call option and the MDP affiliate that owns the LLC Interests subject to the call option described above. We used all of the net proceeds from the IPO to purchase LLC Interests directly from EVO LLC. We expect to obtain an increase in our share of the tax basis of the assets of EVO LLC from future purchases or redemptions of LLC Interests that result from Continuing LLC Owners exercising their rights to have LLC Interests purchased by us or redeemed by EVO LLC, which we intend to treat, to the extent the law allows, as our direct purchase of LLC Interests from a Continuing LLC Owner for U.S. federal income and other applicable tax purposes (such basis increases, the “Basis Adjustments”). Any Basis Adjustment will have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities, to the extent we would otherwise have had net taxable income on which we would have been required to pay income tax. The Basis

Adjustments may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

In connection with the transactions described above, we entered into the TRA with the Continuing LLC Owners that provides for the payment by us to such persons of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the transactions described above, including increases in the tax basis of the assets of EVO LLC attributable to payments made under the TRA and deductions attributable to imputed interest payments pursuant to the TRA. EVO LLC intends to have in effect an election under Section 754 of the Code effective for each taxable year in which a purchase or redemption of LLC Interests for cash occurs. These tax benefit payments are not conditioned upon one or more of the Continuing LLC Owners maintaining a continued ownership interest in either EVO LLC or us. The Continuing LLC Owners’ rights under the TRA are assignable to permitted transferees of their LLC Interests (other than EVO LLC or us as transferee pursuant to a purchase or redemption of LLC Interests). We will benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.

The actual Basis Adjustments, as well as any amounts paid to the Continuing LLC Owners under the TRA will vary depending on a number of factors, including:

●	the timing of any subsequent purchases or redemptions - for instance, the Basis Adjustments resulting from a purchase or redemption of LLC Interests will depend on the fair market value of LLC Interests at the time of purchase or redemption. Thus, the Basis Adjustment will vary because of fluctuations in fair market value;
●	price of purchases or redemptions - in the case of purchases, the price of shares of our Class A common stock at the time of initial purchases or subsequent purchases, after deducting underwriting discounts and commissions, and in the case of redemptions, the price of shares of our Class A common stock at the time of redemptions, the Basis Adjustments, as well as any related increase in any tax deductions, is directly related to the price of shares of our common stock at the time of the initial purchases or subsequent purchases or redemptions;
●	nature of acquisition of LLC Interests - if an acquisition of LLC Interests is not taxable for any reason, increased tax deductions will not be available. Moreover, taxable acquisitions can lead to different payments under the TRA depending on whether they constitute purchases by EVO Payments, Inc. or redemptions by EVO LLC; and
●	the amount and timing of tax benefits - the TRA generally requires us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the TRA. If we do not have taxable income, we generally will not be required (absent a change in control or other circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes will result in payments under the TRA.

For purposes of the TRA, cash tax savings in income tax and franchise tax in lieu of income tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments and had the TRA not been entered into. The amount of state and local taxes that would have been paid in that case will be determined using an estimated rate of tax that approximates the overall state and local tax rate that would have been applied. The TRA generally applies to each of our taxable years, beginning with the first taxable year ending after the consummation of the IPO. There is no maximum term for the TRA; however, the TRA may be terminated by us pursuant to an early termination procedure that requires us to pay the Continuing LLC Owners an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions).

The payment obligations under the TRA are obligations of EVO Payments, Inc. and not of EVO LLC. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments to the Continuing LLC Owners could be substantial. Any payments made by us to the Continuing LLC Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to EVO LLC and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. We anticipate funding payments under the TRA from cash flow from operations of our subsidiaries, available cash and available borrowings under our credit facility.

The TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, or that if, at any time, we elect an early termination of the TRA, then the TRA will terminate and our obligations, or our successor’s obligations, under the TRA would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. We may elect to completely terminate the TRA early only with the written approval of a majority of our “independent directors” (within the meaning of Rule 10A-3 promulgated under the Exchange Act and the corresponding rules of Nasdaq). The Continuing LLC Owners that are members of our board, are not “independent directors” for this purpose and will not have the ability to cause us to elect an early termination of the TRA.

Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, tax planning, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by a Continuing LLC Owner under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the present value of such payments.

As a result of a change in control or our election to terminate the TRA early, (1) we could be required to make cash payments to the Continuing LLC Owners that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA, and (2) we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA.

Payments under the TRA are based on tax reporting positions that we take. We will not be reimbursed for any cash payments previously made to the Continuing LLC Owners pursuant to the TRA if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, any excess cash payments made by us to a Continuing LLC Owner will be netted against any future cash payments that we might otherwise be required to make to that Continuing LLC Owner under the terms of the TRA. However, a challenge to any tax benefit initially claimed by us might not arise for a number of years following the initial time of such payment or, even if challenged early, such excess payments may be greater than future cash payments that could be offset under the TRA. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual cash tax savings.

We have full responsibility for, and sole discretion over, all EVO Payments, Inc. tax matters, including the filing and amendment of all tax returns and claims for refund and defense of all tax contests, subject to certain participation and approval rights held by the Continuing LLC Owners.

Under the TRA, we are required to provide the Continuing LLC Owners with a schedule showing the calculation of payments that are due under the TRA with respect to each taxable year with respect to which a payment obligation arises within 90 days after filing our U.S. federal income tax return for such taxable year. This calculation will be based upon the advice of our tax advisors. Payments under the TRA are generally made to the Continuing LLC Owners within five business days after this schedule becomes final pursuant to the procedures set forth in the TRA, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the TRA will continue to accrue interest at LIBOR plus 500 basis points until such payments are made, generally including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose.

As discussed above, actual amounts of payments under the TRA and the timing of such payments will vary and will be determined based on a number of factors, including the timing and nature of future acquisitions of LLC Interests, the price of Class A common stock at the time of each purchase or redemption, the extent to which such purchases or redemptions are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the timing and amount of any subsequent asset dispositions. Thus, it is likely that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments under the TRA as compared to the estimates set forth above. Payments under the TRA are not conditioned on the Continuing LLC Owners’ continued ownership of us.

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

Exchange Agreement

In connection with the completion of the IPO, we entered into the Exchange Agreement with the Continuing LLC Owners (other than Blueapple) providing for the exchange of Class A common stock for LLC Interests in accordance with the exchange rights described in “- EVO LLC Agreement - Common unit sale and exchange rights.”

In addition to the exchange rights described above, an affiliate of MDP is the holder of a call option that provides the holder the option to directly or indirectly purchase, from MDCP VI-C, LLC Interests. Pursuant to the Exchange Agreement, the affiliate has the right to require a purchase and simultaneous exercise of all or a portion of the call option by us. The aggregate value of the consideration paid by us to acquire any LLC Interests pursuant to the call option (i.e., the sum of the call option purchase price and the call option exercise price) will be the same as if we had acquired the relevant LLC Interests directly pursuant to the sale and exchange mechanics under the Exchange Agreement and may be paid in either cash or in shares of Class A common stock at our option; provided that if the call option holder does not consent to the receipt of shares of Class A common stock, the request for us to purchase and exercise the call option will be deemed withdrawn.

In connection with the execution and delivery of the Merger Agreement, certain Continuing LLC Owners have agreed to exchange their LLC Interests for shares of Class A common stock subject to, and effective immediately prior to, the closing of the Merger.

Registration Rights Agreement

In connection with the completion of the IPO, we entered into the Registration Rights Agreement, which was amended on April 21, 2020 in connection with the issuance of our Series A convertible preferred stock. The agreement provides MDP with customary demand registration rights that require us to register shares of Class A common stock held by it, including any Class A common stock received upon our exchange of its LLC Interests or conversion of the Series A convertible preferred stock. MDP may exercise these registration rights at any time following the expiration of any related lock-up period. MDP is not entitled to demand registration of shares of Class A common stock it holds or receives in exchange for LLC Interests more than four times during any twelve-month period. The delivery of any sale notice by Blueapple pursuant to the EVO LLC Agreement settled by our undertaking a public offering in which MDP participates also counts as a demand registration for purposes of this limitation.

All Continuing LLC Owners (other than Blueapple) also received customary piggyback registration rights with respect to any public offering by us, including the right to participate on a pro rata basis in any public offering we conduct in response to our receipt of a sale notice from Blueapple.

Director Nomination Agreement

In connection with the IPO, we and MDP entered into a director nomination agreement. This agreement was subsequently amended and restated in connection with MDP’s investment in our Series A convertible preferred stock. As amended and restated, the director nomination agreement provides MDP with the right to designate two of our directors until MDP no longer holds at least 15% of the voting power of our outstanding voting stock and one of our directors until MDP no longer holds at least 5% of the voting power of our outstanding voting stock. MDP is entitled to designate the replacement of any of its board designees should a designee’s service terminate prior to the end of the director’s term, regardless of MDP’s voting power at the time.

We are required, to the extent permitted by applicable law, to take all necessary action to cause our board of directors and the nominating and corporate governance committee to include such designees in the slate of director nominees for election by our stockholders. MDP’s current designees are Matthew W. Raino, a Group II director, and Vahe A. Dombalagian, a Group III director. Pursuant to the director nomination agreement, we also agreed not to, without MDP’s prior consent, take any action to (1) increase the size of our board of directors to more than nine, (2) declassify our board of directors or (3) amend our bylaws to provide for a voting standard in the election of directors other than plurality voting.  In 2021, MDP provided its consent to increase the size of our board of directors from nine to ten directors, and subsequently from ten to 11 directors.

Payment Processing and Other Services

We provide certain professional and other services to Blueapple. The expense related to these services was $0.2 million for the year ended December 31, 2022.

We conduct business through two wholly owned subsidiaries and one unconsolidated investee under ISO agreements with a relative of our founder and chairman pursuant to which the relative of our founder and chairman provides certain marketing services and equipment in exchange for a commission based on the volume of transactions processed for merchants acquired by the relative of our founder and chairman. We paid less than $0.1 million in 2022 under these arrangements.

Related party commission expense incurred with our unconsolidated investees amounted to $11.7 million for the year ended December 31, 2022. The sale of equipment and services to these entities amounted to less than $0.1 million for the year ended December 31, 2022.

Indemnification of Directors and Officers

We entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under the Delaware General Corporation Law (the “DGCL”) against expenses, losses and liabilities that may arise in connection with actual or threatened proceedings, in which they are involved by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Our bylaws also provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, and our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

Other Related Party Transactions

We lease office space located at 515 Broadhollow Road in Melville, New York for $0.1 million per month from 515 Broadhollow, LLC. 515 Broadhollow, LLC is majority-owned, directly and indirectly, by Mr. Sidhom. We believe these rental payments reflect market-based rents that we would pay for comparable office space.

In connection with the IPO, we entered into a chairman and consulting agreement with Mr. Sidhom that requires us to nominate Mr. Sidhom for election as a director at each stockholder meeting until the earliest of the termination of the chairman and consulting agreement, the first time Mr. Sidhom no longer serves on our board of directors or whenever Mr. Sidhom, together with certain trusts with which he is affiliated, no longer hold at least 15% of the outstanding LLC interests. The agreement also provides that Mr. Sidhom will consult with our company for a period of three years following his departure as Chairman of our board of directors. The chairman and consulting agreement provides for annual compensation of $250,000 and health benefits, and also contain customary restrictive covenants in favor of our company.

NFP is our benefit broker and 401(k) manager. NFP is a portfolio company of MDP, and one of our executive officers maintains a minority ownership interest in NFP. For the year ended December 31, 2022, we paid $1.1 million in commission and other expenses to NFP.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid to Deloitte & Touche LLP for professional services rendered with respect to fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit fees	$3,913,173	$3,538,833
Audit-related fees	80,000	40,000
Tax fees	1,214,023	1,113,830
All other fees	-	4,117
Total	$5,207,196	$4,696,780

All of the fees set forth in the table above for 2022 and 2021 were pre-approved by the audit committee in accordance with the procedures described below.

Audit Fees

The audit fees listed above for 2022 and 2021 were billed in connection with the integrated audit of our annual consolidated financial statements and our internal controls over financial reporting, the reviews of our interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q and the statutory audits of foreign subsidiary financial statements.

Audit-Related Fees

The audit-related fees listed above for 2022 and 2021 were billed in connection with the examination of one of our settlement accounts. The audit-related fees in 2022 include fees for our Form S-3 registration statement.

Tax Fees

The tax fees listed above were billed for tax compliance, planning, and advice for services rendered in 2022 and 2021.

Other Fees

The other fees listed above for 2021 were related to our subscription of a research tool offered by Deloitte & Touche LLP.

Pre-Approval Policy for Services Performed by Independent Registered Public Accounting Firm

The audit committee has responsibility for the appointment, compensation, and oversight of the work of our independent registered public accounting firm. As part of this responsibility, the audit committee must pre-approve all permissible services to be performed by the independent registered public accounting firm.

The audit committee has adopted an auditor pre-approval policy that sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent registered public accounting firm. Under the policy, the audit committee must give prior approval for any amount or type of service within four categories — audit services, audit-related services, tax services, or, to the extent permitted by law, other services —

that the independent registered public accounting firm provides. Prior to the annual engagement, the audit committee may grant general pre-approval for independent registered public accounting firm services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the audit committee if it is to be provided by the independent registered public accounting firm. For any pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best-positioned to provide the most cost-effective and efficient service and whether the service might enhance our ability to manage or control risk or improve audit quality. The audit committee may delegate to one or more of its members authority to approve a request for pre-approval, provided the member reports any approval so given to the audit committee at its next scheduled meeting.

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

2.1

Agreement and Plan of Merger, dated August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc. and Falcon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2022).

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

10.43

EVO Payments, Inc. Amended and Restated 2018 Omnibus Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 3, 2021).#

10.44

Form of Performance-Based Stock Unit Award Agreement for EVO Payments, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed with the Commission on February 23, 2022).#

10.45

Form of Performance-Based Stock Unit Award Agreement (stock price performance thresholds) for EVO Payments, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the Commission on February 23, 2022).#

10.46

Amendment to Employment Agreement, effective as of February 18, 2022, by and between EVO Payments, Inc. and Thomas E. Panther (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed with the Commission on February 23, 2022).#

10.47

Amendment to Amended and Restated Employment Agreement, effective as of February 18, 2022, by and between EVO Investco, LLC and Brendan F. Tansill (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed with the Commission on February 23, 2022).#

10.48

Amendment to Amended and Restated Employment Agreement, effective as of February 18, 2022, by and between EVO Investco, LLC and James G. Kelly (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed with the Commission on February 23, 2022).#

10.49

Amendment and Restated Employment Agreement, effective as of February 23, 2022, by and between EVO Payments International UK Ltd. and Darren Wilson (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed with the Commission on February 23, 2022).#

10.50

Voting Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., James G. Kelly and the James G. Kelly Grantor Trust Dated January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2022).

10.51

Voting Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., MDCP Cardservices II LLC, Madison Dearborn Capital Partners VI-C, L.P. and MDCP Cardservices LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2022).

10.52

Common Unit Purchase Agreement, dated as of August 1, 2022, by and between Global Payments Inc., EVO Payments, Inc. and Blueapple, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2022).

10.53

Amendment No. 1 to the Tax Receivable Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., OpCo, Blueapple, Inc., Madison Dearborn Capital Partners VI-B, L.P., Madison Dearborn Capital Partners VI Executive-B, L.P., Madison Dearborn Capital Partners VI-C, L.P. and MDCP Cardservices LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 2, 2022).

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

Name	Title	Date

/S/ JAMES G. KELLY	Chief Executive Officer and Director	February 22, 2023
James G. Kelly	(principal executive officer)

/S/ THOMAS E. PANTHER	Executive Vice President, Chief Financial Officer	February 22, 2023
Thomas E. Panther	(principal financial officer)

/S/ ANTHONY J. RADESCA	Senior Vice President, Chief Accounting Officer	February 22, 2023
Anthony J. Radesca	(principal accounting officer)

/S/ RAFIK R. SIDHOM	Chairman of the Board and Director	February 22, 2023
Rafik R. Sidhom

/S/ MARK A. CHANCY	Director	February 22, 2023
Mark A. Chancy

/S/ VAHE A. DOMBALAGIAN	Director	February 22, 2023
Vahe A. Dombalagian

/S/ NIKKI T. HARLAND	Director	February 22, 2023
Nikki T. Harland

/S/ JOHN S. GARABEDIAN	Director	February 22, 2023
John S. Garabedian

/S/ DAVID W. LEEDS	Director	February 22, 2023
David W. Leeds

/S/ LAURA M. MILLER	Director	February 22, 2023
Laura M. Miller

/S/ STACEY VALY PANAYIOTOU	Director	February 22, 2023
Stacey Valy Panayiotou

/S/ GREGORY S. POPE	Director	February 22, 2023
Gregory S. Pope

/S/ MATTHEW W. RAINO	Director	February 22, 2023
Matthew W. Raino